Form 10-Q
period 2015-06-30
ENERGIZER HOLDINGS, INC.
filed 2015-08-11
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-36837
____________________________________________________________________________________________________________
ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	36-4802442
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

533 Maryville University Drive
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 985-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 7, 2015: 62,193,281.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Combined Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2015 and 2014	3

Combined Balance Sheets (Condensed) as of June 30, 2015 and September 30, 2014	4

Combined Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2015 and 2014	5

Notes to Combined (Condensed) Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 6. Exhibits	56

SIGNATURES	57

EXHIBIT INDEX	58

In this report, “Energizer,” “we,” “us” and “our” refers to Energizer Holdings, Inc., formerly known as Energizer SpinCo, Inc.

“ParentCo” and “Edgewell” refers to Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its subsidiaries.

ENERGIZER HOLDINGS, INC.
COMBINED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$374.3	$411.7	$1,232.5	$1,353.7
Cost of products sold	203.5	219.4	659.4	738.0
Gross profit	170.8	192.3	573.1	615.7

Selling, general and administrative expense	108.2	93.3	322.5	280.4
Advertising and sales promotion expense	35.1	27.7	99.0	90.1
Research and development expense	6.5	6.0	19.1	18.0
Venezuela deconsolidation charge	—	—	65.2	—
Spin restructuring	11.7	—	36.0	—
2013 restructuring	18.1	1.9	8.8	38.8
Interest expense	37.5	9.4	65.2	39.4
Other financing items, net	(5.8)	4.8	(11.9)	1.3
Loss/(earnings) before income taxes	(40.5)	49.2	(30.8)	147.7
Income tax (benefit)/provision	(20.9)	12.9	(3.7)	36.9
Net (loss)/earnings	$(19.6)	$36.3	$(27.1)	$110.8

Basic net (loss)/earnings per share (1)	$(0.32)	$0.58	$(0.44)	$1.78
Diluted net (loss)/earnings per share (1)	$(0.32)	$0.58	$(0.44)	$1.78

Statement of Comprehensive Income:
Net (loss)/earnings	$(19.6)	$36.3	$(27.1)	$110.8
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	1.6	1.3	(45.5)	(2.1)
Pension/postretirement activity, net of tax of $(0.1) and $(0.2) for the quarter and nine months ended June 30, 2015, respectively, and $0.0 and $(0.1) for the quarter and nine months ended June 30, 2014, respectively.	(0.2)	(0.2)	(0.7)	—
Deferred (loss)/gain on hedging activity, net of tax of $(2.2) and $(0.4) for the quarter and nine months ended June 30, 2015, respectively, and $(0.5) and $(0.6) for the quarter and nine months ended June 30, 2014, respectively.	(7.2)	(1.2)	(1.5)	(0.2)
Total comprehensive (loss)/income	$(25.4)	$36.2	$(74.8)	$108.5

(1) On July 1, 2015 , ParentCo distributed 62.2 million shares of Energizer Holdings, Inc. common stock to ParentCo shareholders in connection with its spin-off of Energizer Holdings, Inc. See note 1 in the Combined Condensed Financial Statements for more information. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following this transaction.

The above financial statements should be read in conjunction with the Notes To Combined (Condensed)Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
COMBINED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2015	September 30, 2014
Current assets
Cash	$82.5	$89.6
Trade receivables, less allowance for doubtful accounts of $6.4 and $7.6, respectively	175.4	218.5
Inventories	276.3	292.4
Other current assets	127.1	146.6
Total current assets	661.3	747.1
Property, plant and equipment, net	217.8	212.5
Goodwill	38.7	37.1
Other intangible assets, net	77.7	80.1
Long term deferred tax asset	74.3	76.2
Other assets	47.3	41.7
Total assets	$1,117.1	$1,194.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$—
Accounts payable	143.6	190.9
Other current liabilities	197.3	189.5
Total current liabilities	344.9	380.4
Long-term debt	995.0	—
Other liabilities	74.1	89.8
Total liabilities	1,414.0	470.2
Shareholders' equity
Parent company (deficit)/investment	(217.5)	756.2
Accumulated other comprehensive loss	(79.4)	(31.7)
Total shareholders' (deficit)/equity	(296.9)	724.5
Total liabilities and shareholders' equity	$1,117.1	$1,194.7

The above financial statements should be read in conjunction with the Notes To Combined (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
Combined STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash Flow from Operating Activities
Net (loss)/earnings	$(27.1)	$110.8
Non-cash restructuring costs	12.8	8.3
Depreciation and amortization	33.2	27.7
Venezuela deconsolidation charge	65.2	—
Deferred income taxes	0.4	3.6
Share-based compensation	7.2	9.7
Non-cash items included in income, net	(5.4)	13.3
Other, net	(12.8)	22.2
Changes in current assets and liabilities used in operations	29.4	24.1
Net cash from operating activities	102.9	219.7

Cash Flow from Investing Activities
Capital expenditures	(31.1)	(21.3)
Proceeds from sale of assets	13.7	2.1
Acquisitions, net of cash acquired	(12.1)	—
Net cash used by investing activities	(29.5)	(19.2)

Cash Flow from Financing Activities
Net transfers to parent and affiliates	(1,066.6)	(192.4)
Cash proceeds from issuance of debt with original maturities greater than 90 days	999.0	—
Debt issuance costs	(12.1)	—
Net cash used by financing activities	(79.7)	(192.4)

Effect of exchange rate changes on cash	(0.8)	(0.2)

Net (decrease)/Increase in cash	(7.1)	7.9
Cash, beginning of period	89.6	78.0
Cash, end of period	$82.5	$85.9

The above financial statements should be read in conjunction with the Notes To Combined (Condensed) Financial Statements (Unaudited).

ENERIZER HOLDINGS, INC.
NOTES TO COMBINED (CONDENSED) FINANCIAL STATEMENTS
June 30, 2015
(In millions, except per share data - Unaudited)

(1) Description of Business and Basis of Presentation
Spin-Off Transaction

On July 1, 2015, Edgewell Personal Care Company (ParentCo or Edgewell) completed the previously announced separation of its business (the Spin-Off or Spin) into two separate independent public companies, Energizer Holdings, Inc. (Energizer) and Edgewell Personal Care Company (Edgewell). To effect the separation, ParentCo undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer now holds the Household Products’ product group and Edgewell holds the Personal Care product group. As a result of the Spin-Off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR".

In conjunction with the Spin-Off, on July 1, 2015, ParentCo distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to ParentCo shareholders. Under the terms of the spin-off of the Household Products business, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer Holdings, Inc., for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date. ParentCo structured the distribution to be tax-free to its U.S. shareholders for U.S. federal income tax purposes.

Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements include the accounts of Energizer. Energizer has no material equity method investments or variable interests or non-controlling interests. Energizer account allocations are based on the allocations of shared functions to Energizer.

ParentCo’s operating model includes a combination of standalone and consolidated business functions between ParentCo and Energizer, varying by country and region of the world. Shared functions among the ParentCo and Energizer segments of ParentCo include product warehousing and distribution, various transaction processing functions and, in some countries, a consolidated sales force and management. ParentCo has historically applied a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations by ParentCo are estimates and do not fully represent the costs of such services if performed on a standalone basis.

The accompanying unaudited Combined Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Combined Condensed Balance Sheet was derived from the audited combined financial statements included in Energizer's Report on Form 10, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Energizer evaluated subsequent events and have reflected accounting and disclosure requirements related to material subsequent events in the financial statements and related notes. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. You should read the accompanying statements in conjunction with the Energizer Combined Condensed Financial Statements and related notes thereto, as of September 30, 2014 included in our registration statement on Form 10 as amended, filed on May 27, 2015. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results.

These unaudited Combined Condensed Financial Statements were prepared on a standalone basis derived from the unaudited consolidated financial statements and accounting records of ParentCo. These statements reflect the historical results of operations, financial position and cash flows of Energizer in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These unaudited Combined Condensed Financial Statements are presented as if Energizer had been carved out of ParentCo for all periods presented. All intercompany transactions within Energizer have been eliminated. The assets and liabilities in the unaudited carve-out financial statements have been presented on a historical cost basis, as immediately prior to the distribution all of the assets and liabilities presented were wholly owned by ParentCo and are being transferred to Energizer at carry-over basis.

These unaudited Combined Condensed Financial Statements include expense allocations for: (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a combined sales force and management for certain countries; (4) certain support functions that are provided on a centralized basis within ParentCo and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation; (7) financing costs; (8) the effects of restructurings and the Venezuela deconsolidation; and (9) cost of early debt retirement. These expenses have been allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and ParentCo. Certain debt obligations of ParentCo have not been included in the unaudited Combined Condensed Financial Statements of Energizer because Energizer is not a party to the obligation between ParentCo and the debt holders. See Note 11 of the Notes to these unaudited Combined Condensed Financial Statements for further discussion of debt. Financing costs related to such debt obligations have been allocated to Energizer based on the extent to which Energizer participated in ParentCo’s corporate financing activities. For an additional discussion of expense allocations see Note 7 of the Notes to the unaudited Combined Condensed Financial Statements.

Management believes the assumptions underlying the unaudited carve-out financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods presented. Nevertheless, the unaudited Combined Condensed Financial Statements may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been a standalone company during the three and nine months ended June 30, 2015. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods presented. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure.

Cash is managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash held by ParentCo at the corporate level was not attributed to Energizer for any of the periods presented. Only cash amounts specifically attributable to Energizer are reflected in the unaudited Combined Condensed Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of ParentCo investment in Energizer’s unaudited Combined Condensed Balance Sheet and as a financing activity on the accompanying unaudited Combined Condensed Statement of Cash Flows.

The income tax (benefit)/provision in these unaudited Combined Condensed Statements of Earnings and Comprehensive Income has been calculated as if Energizer was operating on a standalone basis and filed separate tax returns in the jurisdiction in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of Energizer’s actual tax balances prior to or subsequent to the carve-out.

(2) Spin Costs

ParentCo incurred incremental costs to evaluate, plan and execute the spin transaction, and Energizer was allocated a pro rata portion of those costs. ParentCo’s total spin costs through the close of the separation were $358.0 on a pre-tax basis; including $225.6 recorded in SG&A, $4.1 recorded in cost of products sold, $66.9 recorded in spin restructuring charges and $61.4 of costs of early debt retirement as a result of the April notice of prepayment to the holders of certain of ParentCo's outstanding notes.

Energizer's allocation of these spin costs through the close of the separation was approximately $167 on a pre-tax basis; including $104.2 recorded in SG&A, $36.0 of spin restructuring charges and $26.7 of cost of early debt retirement recorded in interest expense.

ParentCo has incurred the following pre-tax charges related to the transactions evaluation, planning and execution for the three months ended June 30, 2015 and fiscal year-to-date:

•$95.9 for the three months ended June 30, 2015, of which $37.8 of the pre-tax charges were allocated to Energizer and recorded in SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
•$185.0 for the nine months ended June 30, 2015, of which $82.9 of the pre-tax charges were allocated to Energizer and recorded in SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
•$61.4 for the three and nine months ended June 30, 2015 as a result of the April notice of prepayments to the holders of certain of ParentCo's outstanding notes, of which $26.7 of the pre-tax charges were allocated to Energizer and recorded in interest expense on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

In addition, ParentCo has incurred the following pre-tax charges related to spin restructuring activities and our allocated portion is recorded as a separate line item on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income for the three months ended June 30, 2015 and fiscal year-to-date:

•	$18.6 for the three months ended June 30, 2015, of which $11.7 was allocated to Energizer

•	$66.9 for the nine months ended June 30, 2015, of which $36.0 was allocated to Energizer

Energizer expects to incur $15 to $25 of additional pre-tax spin costs through the end of fiscal year 2016. A significant portion of these costs are expected to be incurred in the fourth quarter of fiscal year 2015. In addition, tax related spin costs in foreign jurisdictions incurred in the fourth quarter are expected to be approximately $10.

Energizer does not include the Spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$0.1	$2.2	$3.4	$(1.8)	$4.8	$8.7
Non-cash asset write-down	—	0.6	0.2	0.3	—	1.1
Other exit costs	0.1	0.2	0.6	1.1	(0.1)	1.9
Total	$0.2	$3.0	$4.2	$(0.4)	$4.7	$11.7

	Nine Months Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$4.2	$4.9	$4.1	$4.8	$12.0	$30.0
Non-cash asset write-down	—	3.2	0.2	0.3	—	3.7
Other exit costs	0.1	0.3	0.7	1.2	—	2.3
Total	$4.3	$8.4	$5.0	$6.3	$12.0	$36.0

The following table represents the spin restructuring accrual activity and ending accrual balance at June 30, 2015 included in other current liabilities on the Combined Condensed Balance Sheet.

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2015
Severance & Termination Related Costs	$—	$30.0	$(0.5)	$(13.0)	$—	$16.5
Non-cash asset write down	—	3.7	—	—	(3.7)	—
Other exit costs	—	2.3	—	—	—	2.3
Total	$—	$36.0	$(0.5)	$(13.0)	$(3.7)	$18.8

(a) Includes the impact of currency translation.

(3) Segments

Operations for Energizer are managed via four major geographic reportable segments: North America (the United States and Canada), Latin America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

For the nine months ended June 30, 2015, ParentCo recorded a one-time charge of $144.5 as a result of deconsolidating its Venezuelan subsidiaries, which had no accompanying tax benefit. Energizer was allocated $65.2 of this one-time charge. The Venezuela deconsolidation charge was reported on a separate line in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. See Note 6 to the unaudited Combined Condensed Financial Statements.

Corporate assets shown in the following table include all cash, financial instruments and deferred tax assets that are managed outside of operating segments.

Segment sales and profitability for the quarter and nine months ended June 30, 2015 and 2014, respectively, are presented below.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Net Sales
North America	$184.9	$192.0	$605.9	$652.6
Latin America	27.8	39.7	99.9	122.2
EMEA	82.3	94.3	287.4	320.0
Asia Pacific	79.3	85.7	239.3	258.9
Total net sales	$374.3	$411.7	$1,232.5	$1,353.7

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Segment Profit
North America	$46.4	$54.1	$163.1	$177.4
Latin America	6.8	7.4	16.8	20.5
EMEA	8.8	13.9	52.8	49.5
Asia Pacific	20.7	21.8	63.8	68.7
Total segment profit	82.7	97.2	296.5	316.1

General corporate and other expenses	(9.8)	(15.6)	(43.0)	(50.4)
Global marketing expense (1)	(5.9)	(5.7)	(16.3)	(12.7)
Research and development expense	(6.5)	(6.0)	(19.1)	(18.0)
Venezuela deconsolidation charge	—	—	(65.2)	—
2013 restructuring (2)	(19.4)	(3.2)	(10.2)	(43.3)
Integration (3)	(0.4)	—	(1.3)	—
Spin costs (3)	(37.8)	(3.3)	(82.9)	(3.3)
Spin restructuring	(11.7)	—	(36.0)	—
Cost of early debt retirement (4)	(26.7)	—	(26.7)	—
Interest and other financing items	(5.0)	(14.2)	(26.6)	(40.7)
Total (loss)/earnings before income taxes	$(40.5)	$49.2	$(30.8)	$147.7
(1) Historically, these amounts were included in ParentCo’s Household Products' segment. For purposes of the Energizer carve-out financial statements, Global marketing expense is considered corporate in nature.
(2) Includes pre-tax costs of $0.2 and $0.3 for the quarter and nine months ended June 30, 2015 and $1.3 and $4.1 for the quarter and nine months ended June 30, 2014, associated with certain information technology and related activities, which are included in SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
(3) Included in SG&A in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
(4) Included in Interest Expense in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2015	2014	2015	2014
Alkaline batteries	$233.9	$256.5	$786.2	$849.8
Other batteries and lighting products	140.4	155.2	446.3	503.9
Total net sales	$374.3	$411.7	$1,232.5	$1,353.7

Total assets by segment are presented below:

	June 30, 2015	September 30, 2014
North America	$354.5	$371.7
Latin America	32.7	58.6
EMEA	154.6	188.3
Asia Pacific	316.8	329.6
Total segment assets	$858.6	$948.2
Corporate	142.1	129.3
Goodwill and other intangible assets, net	116.4	117.2
Total assets	$1,117.1	$1,194.7

(4) Acquisitions

On December 12, 2014, ParentCo, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China related to the Household Products business for approximately $12.1, primarily related to the purchase of fixed assets. As of June 30, 2015, the purchase price allocation was complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in approximately $2.3 of goodwill.

(5) Restructuring

In November 2012, ParentCo’s Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to ParentCo’s management to determine the final actions with respect to this plan (2013 restructuring project). This initiative impacted ParentCo’s Household Products and Personal Care businesses.

In January 2014, ParentCo’s Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project.

The pre-tax (income)/expense for credits and charges related to the 2013 restructuring project attributed to
Energizer for the quarter and nine months ended June 30, 2015 and 2014 are noted in the tables below:

	Quarter Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$—	$—	$—	$6.7	$—	$6.7
Accelerated Depreciation	$—	$—	$—	$9.1	$—	9.1
Consulting, program management and other exit costs	0.5	—	0.1	1.7	—	2.3
Total	$0.5	$—	$0.1	$17.5	$—	$18.1

	Nine Months Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$(0.2)	$0.3	$0.3	$6.6	$(0.2)	$6.8
Accelerated Depreciation	—	—	—	9.1	—	9.1
Consulting, program management and other exit costs	1.6	0.1	0.3	1.9	—	3.9
Net gain on asset sales	—	—	—	(11.0)	—	(11.0)
Total	$1.4	$0.4	$0.6	$6.6	$(0.2)	$8.8

	Quarter Ended June 30, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$1.6	$(0.1)	$1.3	$(0.2)	$0.7	$3.3
Accelerated depreciation	(3.1)	—	2.9	1.3	—	1.1
Consulting, program management and other exit costs	(2.4)	(0.2)	0.7	0.7	—	(1.2)
Net gain on asset sales	(1.3)	—	—	—	—	(1.3)
Total	$(5.2)	$(0.3)	$4.9	$1.8	$0.7	$1.9

	Nine Months Ended June 30, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$3.4	$1.2	$3.2	$1.3	$1.6	$10.7
Accelerated depreciation	4.1	—	2.9	1.3	—	8.3
Consulting, program management and other exit costs	13.4	1.1	3.1	3.5	—	21.1
Net gain on asset sales	(1.3)	—	—	—	—	(1.3)
Total	$19.6	$2.3	$9.2	$6.1	$1.6	$38.8

Total pre-tax restructuring charges attributed to Energizer, since the inception of the project and through June 30, 2015, have totaled approximately $200. For the quarter and nine months ended June 30, 2015, Energizer recorded pre-tax loss of $18.1 and $8.8, respectively, related to the 2013 restructuring project. The loss in the third quarter was primarily attributable to the $17.4 of charges recorded as a result of the closure of our Tianjin manufacturing plant which was announced in April 2015. For the nine months, this charge was partially offset by the gain recorded as a result of the sale of the Asia battery packaging facility of $11.0 earlier in the year. The closure of the Tianjin manufacturing plant also resulted in $1.1 of inventory write off recorded in Cost of products sold during the three months. For the quarter and nine months ended June 30, 2014, Energizer recorded a pre-tax restructuring charge of $1.9 and $38.8, respectively. Restructuring charges were reflected on a separate line in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.2 and $0.3, respectively, and $1.3 and $4.1, respectively, associated with information technology enablement activities were recorded within SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2015 and 2014, respectively. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

We expect the remaining costs for Energizer to be immaterial.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for the nine months ended June 30, 2015 and 2014.

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2015
Severance & Termination Related Costs	$12.4	$6.8	$1.8	$(8.5)	$—	$12.5
Accelerated Depreciation	—	9.1	—	—	(9.1)	—
Other Related Costs	—	3.9	—	(3.9)	—	—
Net (gain)/loss on asset sales	—	(11.0)	0.3	13.7	(3.0)	—
Total	$12.4	$8.8	$2.1	$1.3	$(12.1)	$12.5

				Utilized
	October 1, 2013	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2014
Severance & Termination Related Costs	$13.8	$11.5	$(0.3)	$(12.6)	$—	$12.4
Accelerated Depreciation	—	4.1	—	—	(4.1)	—
Other Related Costs	5.7	25.5	—	(29.9)	(1.3)	—
Net loss/(gain) on asset sales	—	2.4	—	4.9	(7.3)	—
Total	$19.5	$43.5	$(0.3)	$(37.6)	$(12.7)	$12.4

(a) Includes the impact of currency translation.

(6) Venezuela

Effective January 1, 2010, the financial statements for ParentCo’s Venezuelan subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under generally accepted accounting principles an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100%. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

Prior to March 31, 2015, ParentCo included the results of its Venezuelan operations in its consolidated financial statements using the consolidation method of accounting. ParentCo’s Venezuelan earnings and cash flows are reflected in their consolidated financial statements at the official exchange rate of 6.30 bolivars per U.S. dollar for the six months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the ParentCo had $33.8 of USD intercompany receivables due from its Venezuela subsidiaries, for household and personal care products previously imported, the majority of which have been outstanding since Fiscal 2010. As of March 31, 2015 the ParentCo’s Venezuela subsidiary held bolivar denominated cash deposits of $93.8 (at the 6.30 per U.S. dollar rate).

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted ParentCo’s Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of ParentCo’s Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over ParentCo’s Venezuelan subsidiaries for accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 — Consolidation, ParentCo deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan subsidiaries, ParentCo recorded a one-time charge of $144.5 in the second quarter of 2015, of which $65.2 was allocated to Energizer based on the Venezuelan operations being distributed as part of Energizer. This charge included:

•	foreign currency translation losses previously recorded in accumulated other comprehensive income, of which $16.2 was allocated to Energizer

•	the write-off of ParentCo’s Venezuelan operations’ cash balance, of which $44.6 was allocated to Energizer, (at the 6.30 per U.S. dollar rate)

•	the write-off of ParentCo’s Venezuelan operations’ other net assets, of which $4.4 was allocated to Energizer

During the quarter ended June 30, 2015, Energizer's financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our combined financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash.

(7) Related Party Transaction and Parent Co. Investment

Related party transactions

Energizer does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between Energizer and ParentCo are reflected in equity in the unaudited Combined Condensed Balance Sheet as “ParentCo investment” and in the unaudited Combined Condensed Statement of Cash Flows as a financing activity in “Net transfers (to) from ParentCo and affiliates.” Energizer engages in cash pooling arrangements with related parties that are managed centrally by ParentCo. These arrangements were wound up on February 2, 2015. Accordingly, there were no amounts by Energizer under such arrangements at June 30, 2015 while the amount at September 30, 2014 was $86.2.

Corporate allocations and ParentCo investment

ParentCo’s operating model includes a combination of standalone and combined business functions between Energizer and Edgewell, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and, in some countries, a combined sales force and management. The unaudited Combined Condensed Financial Statements include allocations related to these costs applied on a fully allocated cost basis, in which shared business functions are allocated between Energizer and Edgewell. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

Energizer’s unaudited Combined Condensed Financial Statements include general corporate expenses of ParentCo which were not historically allocated to Energizer for certain support functions that are provided on a centralized basis within ParentCo and not recorded at the segment level, such as expenses related to finance, audit legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, share-based compensation, and financing costs (“General corporate expenses”). For purposes of these unaudited Combined Condensed financial statements, the General corporate expenses have been allocated to Energizer. The General corporate expenses are included in the unaudited Combined Condensed Statements of Operations in Cost of products sold and SG&A expenses and accordingly as a component of ParentCo investment. These expenses have been allocated to Energizer on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net global sales, cost of sales, operating income, headcount or other measures of Energizer and ParentCo. Certain debt obligations of ParentCo have not been included in the unaudited Combined Condensed Financial Statements of Energizer, because Energizer is not a party to the obligation between ParentCo and the debt holders. Financing costs related to such debt obligations have been allocated to Energizer based on the extent to which Energizer participated in ParentCo’s corporate financing activities. Management believes the assumptions underlying the unaudited Combined Condensed Financial Statements, including the assumptions regarding allocated General corporate expenses from ParentCo are reasonable.

Nevertheless, the unaudited Combined Condensed Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect Energizer’s combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods presented. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to Energizer during the quarter and nine months ended June 30, 2015 and 2014 were $9.8 and $43.0, respectively, and $15.6 and $50.4, respectively.

All significant intercompany transactions between Energizer and ParentCo have been included in these unaudited Combined Condensed Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited Combined Condensed Statements of Cash Flows as a financing activity and in the unaudited Combined Condensed Balance Sheets as ParentCo investment.

Guarantees

Certain of ParentCo’s subsidiaries, which includes a portion of Energizer’s operations in the carve-out group (“ParentCo Subsidiaries”), have entered into guarantee agreements with ParentCo whereby these entities have historically guaranteed debt issued by ParentCo on a joint and several basis. The aggregate unpaid principal balance of the debt issued by ParentCo guaranteed by ParentCo Subsidiaries was $1.1 billion as of June 30, 2015. These guarantee agreements were terminated July 1, 2015, pursuant to the close of the spin-off of Energizer. Therefore, Energizer has not recognized any liability associated with this guarantee in its unaudited Combined Condensed Financial Statements.

(8) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $1.8 and $7.2, respectively, for the quarter and nine months ended June 30, 2015 and $2.8 and $9.7, respectively, for the quarter and nine months ended June 30, 2014, and was recorded in SG&A expense. The total income tax benefit recognized in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $0.7 and $2.7, respectively for the quarter and nine months ended June 30, 2015 and $1.0 and $3.6, respectively, for the quarter and nine months ended June 30, 2014.

Restricted Stock Equivalents (RSE)—(in whole dollars and total shares)

In November 2014, ParentCo granted RSE awards to a group of key employees which included approximately 146,300 shares that vest ratably over four years or upon death, disability or change in control. ParentCo also granted additional RSE awards to a group of key executives totaling 113,300 shares which vest on the second anniversary of the date of the grant or upon death, disability or change of control and potential pro rata vesting for retirement based on age and service requirements. The closing stock price on the date of the grant used to determine the award fair value was $128.47.

In November 2013, the Nominating and Executive Compensation Committee of the Board of Directors of ParentCo (the Committee) granted three-year performance restricted stock equivalent awards subject to achievement of certain performance criteria measured over the three year period commencing October 1, 2013, the beginning of ParentCo's 2014 fiscal year (the “2013 Awards”). In April 2015, the Committee authorized the conversion of the 2013 Awards, contingent upon completion of the Spin-Off, into time-based restricted stock equivalent awards. The modification of the 2013 awards resulted in RSE awards of 150,218 Energizer shares and will result in incremental expense of $4.7, of which $2.8 will be recorded in the fourth quarter of 2015.

On July 1, 2015, RSE awards held by Energizer employees that were previously outstanding in ParentCo stock, were converted to RSE awards in Energizer stock. In total, there are 1,162,495 Energizer RSE awards outstanding as part of the conversion, excluding the 2013 award discussed above. On July 8, 2015, Energizer granted RSE awards to a group of key executives which included approximately 573,700 shares that vest ratably over five years as well as 50,300 shares to the Board of Directors that cliff vest in three years. The closing stock price on the date of the grant used to determine the award fair value was $34.92.

(9) Earnings per share

Basic (loss)/earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss)/earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted (loss)/earnings per share for the quarter and nine months ended June 30, 2015 and 2014, respectively.

(in millions, except per share data)
	For the Nine Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Net (Loss)/Earnings	$(19.6)	$36.3	$(27.1)	$110.8
Basic and diluted average shares outstanding	62.2	62.2	62.2	62.2
Basic and diluted (loss)/earnings per common share	(0.32)	0.58	(0.44)	1.78

On July 1, 2015, ParentCo distributed 62,193,281 shares of Energizer common stock to ParentCo shareholders. Holders of ParentCo common stock received one share of Energizer common stock for every one share of

ParentCo common stock held on June 16, 2015. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share since no Energizer equity awards were outstanding prior to the spin-off.

(10) Pension Plans and Other Postretirement Benefits

Certain Energizer employees participate in defined benefit pension plans (“Shared Plans”) sponsored by ParentCo, which include participants of other ParentCo subsidiaries. For purposes of these standalone financial statements, Energizer accounts for Shared Plans as multiemployer benefit plans. Accordingly, Energizer does not record an asset or liability to recognize the funded status of the Shared Plans. However, the related pension expenses allocated to Energizer are based primarily on pensionable compensation of active participants. Net periodic pension benefit (cost) allocated to Energizer for the quarter and the nine months ended June 30, 2015 and 2014 were immaterial.

Direct Pension Plans

Certain of ParentCo’s plans that are specific to Energizer entities (“Direct Plans”) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the unaudited Combined Condensed Balance Sheet.

Effective January 1, 2014, benefits under the U.S. pension plan were frozen and future service benefits are no longer being accrued. As a result, the amortization period for unrecognized gains and losses was changed for fiscal 2015 and beyond from the average remaining service period of active employees to the average remaining life expectancy of all plan participants. Because unrecognized losses currently exist, this change will result in a decrease in future pension expense due to the longer amortization period being applied.

Shared Pension Plans

Certain of Energizer’s employees participate in defined benefit pension plans and postretirement benefit plans sponsored by ParentCo. The combined statements of operations include expenses related to these Shared Plans including direct expenses related to Energizer employees as well as allocations of expenses related to corporate employees. Total defined benefit plan expenses allocated to Energizer were $(0.1) and $5.9, respectively, for the quarter and nine months ended June 30, 2015 and $3.8 and $9.3, respectively, for the quarter and nine months ended June 30, 2014.

(11) Debt

The detail of long-term debt was as follows:

	June 30, 2015	September 30, 2014
Senior Secured Term Loan B Facility, net of discount, due 2022	$399.0	$—
5.50% Senior Notes due 2025	600.0	—
Total long-term debt, including current maturities	999.0	—
Less current portion	4.0	—
Total long-term debt	$995.0	$—

On June 1, 2015, Energizer entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June 30, 2015.

Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Energizer leverage. As of June 30, 2015, Energizer did not have outstanding borrowings under the Revolving Facility and had $11.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $238.7 remains available as of June 30, 2015.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR plus 250 basis points subject to a 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of Energizer and guarantors and proceeds therefrom excluding certain excluded assets. Subsequent to quarter end, Energizer entered into a interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

The Senior Notes were sold to qualified institutional buyers in a private placement and will not be registered under the Securities Act or applicable state securities laws. Interest is payable semi-annually on the Senior Notes, beginning on December 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of Energizer's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

Energizer expects that the Revolving Facility will be used for working capital and for general corporate purposes. The proceeds of the Term Loan and the Senior Notes were transferred to ParentCo in connection with the contribution of certain assets to Energizer immediately prior to the completion of the Spin-off.

Debt Covenants

The credit agreements governing Energizer’s debt agreements contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If Energizer fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of June 30, 2015, Energizer was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2015 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $979.0 thereafter.

The counterparties to deposits consist of a number of major financial institutions. Energizer consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(12) Goodwill and intangible assets

Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. In preparing the unaudited Combined Condensed Financial Statements, our goodwill and other intangible assets were reevaluated for potential impairment on a standalone basis. There were no indications of impairment of goodwill noted during this testing as fair value significantly exceeded carrying value.

The following table sets forth goodwill by segment as of October 1, 2014 and June 30, 2015:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2014	$19.1	$1.7	$6.5	$9.8	$37.1
Household Products acquisition	—	—	—	2.3	2.3
Cumulative translation adjustment	—	—	(0.3)	(0.4)	(0.7)
Balance at June 30, 2015	$19.1	$1.7	$6.2	$11.7	$38.7

Energizer had indefinite-lived intangible assets of $77.7 at June 30, 2015 and $80.1 at September 30, 2014. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. Energizer had no amortizable intangible assets at June 30, 2015 or September 30, 2014.

(13) Income Taxes

The nine month effective tax rate was a benefit of 12.0% as compared to expense of 25.0% for the nine months ended June 30, 2014. The benefit in the current year was the result of a year-to-date pre-tax loss in high tax rate jurisdictions driven by spin costs and interest payment as a result of the early debt retirement. This benefit was partially offset by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit.

(14) Financial Instruments and Risk Management

In the ordinary course of business, ParentCo enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2015 and September 30, 2014, as well as ParentCo’s (and inherently Energizer’s) objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. At times, ParentCo has used, and Energizer may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2015 and September 30, 2014 there were no open derivatives or hedging instruments for future purchases of raw materials or commodities.

Foreign Currency Risk—A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the economic or competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins.

Additionally, Energizer’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the nonfunctional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in a transaction gain or loss recorded in Other financing items, net on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk

Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2015, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. Subsequent to quarter end, Energizer entered into a interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%

Cash Flow Hedges

ParentCo has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2015 and September 30, 2014, Energizer had a pro-rated share of the unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $3.6 and $5.4, respectively, included in Accumulated other comprehensive loss on the unaudited Combined Condensed Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2015 levels, over the next 12 months, $3.6 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016.

Derivatives not Designated in Hedging Relationships

ParentCo held a share option with a major financial institution to mitigate the impact of changes in certain of ParentCo’s unfunded deferred compensation liabilities, which are tied to ParentCo’s common stock price. The share option matured in November 2014 and was not subsequently renewed.

In addition, ParentCo enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk.

Energizer has received an allocation of an appropriate share of financial instruments used in the management of foreign currency risks that are inherent to its business operations. The following table provides Energizer’s pro rata share of the estimated fair values as of June 30, 2015 and September 30, 2014, and the pro rata share of the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the quarter and nine months ended June 30, 2015 and 2014, respectively.

	At June 30, 2015	For the Quarter Ended June 30, 2015		For the Nine Months Ended June 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.6	$(7.9)	$1.4	$5.8	$7.6

	At September 30, 2014	For the Quarter Ended June 30, 2014		For the Nine Months Ended June 30, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$5.4	$(3.7)	$(2.0)	$(1.4)	$(0.6)

(1) All derivative assets are presented in other current assets or other assets.
(2) All derivative liabilities are presented in other current liabilities or other liabilities.
(3) OCI is defined as other comprehensive income.
(4) Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net.
(5) Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

Energizer has received an allocation of an appropriate share of financial instruments used in the management of unfunded deferred compensation liabilities and foreign currency and commodity risks that are inherent to its business operations. The following table provides Energizer’s pro rata share of the estimated fair values as of June 30, 2015 and September 30, 2014, and the pro rata share of the amounts of gains and losses on derivative instruments not classified as cash flow hedges as of the quarter and nine months ended June 30, 2015 and 2014, respectively.

	At June 30, 2015	For the Quarter Ended June 30, 2015	For the Nine Months Ended June 30, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$(0.1)	$0.2
Foreign currency contracts	(0.8)	0.4	2.9
Total	$(0.8)	$0.3	$3.1

	At September 30, 2014	For the Quarter Ended June 30, 2014	For the Nine Months Ended June 30, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$—	$3.8	$6.8
Foreign currency contracts	1.0	(2.5)	(0.1)
Total	$1.0	$1.3	$6.7

(1) Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.
(2) ParentCo held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

Energizer has the following recognized pro rata share of the financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At June 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.6	$(0.8)	$3.8	$7.2	$(0.2)	$7.0

Offsetting of derivative liabilities

		At June 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.2)	$0.2	$(1.0)	$(0.8)	$0.2	$(0.6)

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Combined Condensed Balance Sheet.

Fair Value Hierarchy—Energizer has various pro rata share of the financial instruments that are measured at fair value on a recurring basis, including derivatives. ParentCo (and inherently Energizer) also applies the provisions of fair value measurement to various non-reoccurring measurements for Energizer’s non-financial assets and liabilities. ParentCo (and inherently Energizer) measures assets and liabilities using inputs from the following three levels of fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Energizer’s pro rata share of assets measured at fair value on a nonrecurring basis includes long-lived assets, indefinite-lived intangible assets and goodwill. Energizer reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth Energizer’s pro rata share of the financial assets and liabilities, which are carried at fair value, as of June 30, 2015 and September 30, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2015	September 30, 2014
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(31.5)	$(45.8)
Derivatives - Foreign Currency Contracts	2.8	6.4
Net Liabilities at estimated fair value	$(28.7)	$(39.4)

Energizer had no Level 3 financial assets or liabilities at June 30, 2015 and September 30, 2014.

Due to the nature of cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash has been determined based on Level 1 inputs.

At June 30, 2015, the estimated fair value of foreign currency contracts as described above is the amount that ParentCo would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of ParentCo’s unfunded deferred compensation liability is determined based upon the quoted market prices of ParentCo Common Stock Unit Fund as well as other investment options that are offered under the plan. Energizer has received an allocation of an appropriate share of risks and benefits.

At June 30, 2015 , the fair market value of fixed rate long-term debt was $601.0 compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(15) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2014	$(28.7)	$(7.3)	$4.3	$(31.7)
OCI before reclassifications	(61.7)	(0.9)	(7.1)	(69.7)
Venezuela deconsolidation charge	16.2	—	—	16.2
Reclassifications to earnings	—	0.2	5.6	5.8
Balance at June 30, 2015	$(74.2)	$(8.0)	$2.8	$(79.4)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended June 30, 2015	For the Nine Months Ended June 30, 2015	For the Quarter Ended June 30, 2014	For the Nine Months Ended June 30, 2014
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$1.4	$7.6	$(2.0)	$(0.6)	Other financing items, net
	1.4	7.6	(2.0)	(0.6)	Total before tax
	(0.3)	(2.0)	0.7	—	Tax (expense)/benefit
	$1.1	$5.6	$(1.3)	$(0.6)	Net of tax
Amortization of defined benefit pension/postretirement items
Actuarial loss	0.1	0.2	0.1	0.1	(2)
Settlement loss	0.1	0.1	—	0.1	(2)
	0.2	0.3	0.1	0.2	Total before tax
	(0.1)	(0.1)	(0.1)	(0.1)	Tax (expense)/benefit
	$0.1	$0.2	$—	$0.1	Net of tax
Foreign Currency Translation Adjustments
Venezuela deconsolidation charge	$—	$16.2	$—	$—	Venezuela deconsolidation charge
Total reclassifications for the period	$1.2	$22.0	$(1.3)	$(0.5)	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for further details).

(16) Supplemental Financial Statement Information

	June 30, 2015	September 30, 2014
Inventories
Raw materials and supplies	$36.1	$38.5
Work in process	95.1	68.4
Finished products	145.1	185.5
Total inventories	$276.3	$292.4
Other Current Assets
Miscellaneous receivables	$18.2	$31.4
Deferred income tax benefits	50.1	43.7
Prepaid expenses	31.5	35.7
Value added tax collectible from customers	18.4	22.9
Other	8.9	12.9
Total other current assets	$127.1	$146.6
Property, Plant and Equipment
Land	$10.0	$10.3
Buildings	146.1	143.6
Machinery and equipment	873.6	871.8
Construction in progress	21.2	10.1
Total gross property	1,050.9	1,035.8
Accumulated depreciation	(833.1)	(823.3)
Total property, plant and equipment, net	$217.8	$212.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$30.0	$25.7
Accrued trade allowances	43.7	35.6
Accrued salaries, vacations and incentive compensation	34.3	45.9
2013 restructuring reserve	12.5	12.4
Spin-off accrual	18.8	—
Other	58.0	69.9
Total other current liabilities	$197.3	$189.5
Other Liabilities
Pensions and other retirement benefits	$14.1	$12.8
Deferred compensation	31.5	45.8
Other non-current liabilities	28.5	31.2
Total other liabilities	$74.1	$89.8

(17) Recently issued accounting pronouncements

On July 22, 2015, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU"), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out oraverage cost should measure inventory at the lower of cost and net realizable value. Net realizable value is theestimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for Energizer beginning October 1, 2017, with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On May 28, 2014, the FASB issued a new ASU which provides a single comprehensive revenue recognition model for all contrast with customers to improve comparability within industries, across industries and across capital markets. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of the ASU, and expects to issue a final ASU formally amending the effective date by the end of calendar year 2015. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On April 7, 2015, the FASB issued a new ASU, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective for Energizer beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. Energizer expects that this guidance will be immaterial to our financial statements.

(18) Legal proceedings/contingencies

ParentCo and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the ParentCo’s businesses. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, ParentCo believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to ParentCo’s or Energizer’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, Energizer believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to Energizer's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion is a summary of the key factors management considers necessary in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the audited Combined Financial Statements and corresponding notes and the unaudited Pro Forma Combined Condensed Financial Statements and corresponding notes included elsewhere in this information statement. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Non-GAAP Financial Measures

While Energizer reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted net earnings, adjusted net earnings per diluted share, operating results, organic sales, gross margin, SG&A as a percent of net sales (exclusive of spin costs, restructuring related charges and integration expenses), advertising and promotional expense as a percent of net sales and other comparison changes, exclude the impact of currency devaluations and other currency movements, the costs associated with restructuring and other initiatives, costs associated with the planned spin-off transaction, cost of early debt retirement, certain charges related to the Venezuela deconsolidation charge, changes to our international go to market strategy, costs associated with acquisition integration, adjustments to prior year tax accruals and certain other items as outlined in this announcement, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking non-GAAP measures due to uncertainty regarding future restructuring related charges, spin-off related charges, the impact of fluctuations in foreign currency movements and the cost of raw materials. Energizer believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, earnings and performance of Energizer. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	market and economic conditions;

•	market trends in the categories in which we compete;

•	the success of new products and the ability to continually develop and market new products;

•	our ability to attract, retain and improve distribution with key customers;

•	our ability to continue planned advertising and other promotional spending;

•
our ability to timely execute strategic initiatives, including restructurings, and international go-to-market changes in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of raw materials and other commodity costs;

•	costs and reputational damage associated with cyber-attacks or information security breaches;

•	our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	the impact of advertising and product liability claims and other litigation;

•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; and

•	the impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on May 27, 2015.

The Separation

On July 1, 2015, Edgewell Personal Care Company (ParentCo or Edgewell) completed the previously announced separation of its business (the Spin-Off or Spin) into two separate independent public companies, Energizer Holdings, Inc. (Energizer) and Edgewell Personal Care Company (Edgewell). To effect the separation, ParentCo undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer now holds the Household Products’ product group and Edgewell holds the Personal Care product group. As a result of the Spin-Off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR".

In conjunction with the Spin-Off, on July 1, 2015, ParentCo distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to ParentCo shareholders. Under the terms of the spin-off of the Household Products business, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer Holdings, Inc., for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date. ParentCo structured the distribution to be tax-free to its U.S. shareholders for U.S. federal income tax purposes.

Energizer's third fiscal quarter and prior periods information is based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and Research & development (R&D) spending are directly attributable to our business. However, certain Selling, general, and administrative expense (SG&A), Interest expense and Spin-off and Restructuring related charges are allocated from ParentCo and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company. Energizer's fourth fiscal quarter will be our first quarter with stand-alone financial data.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported a third fiscal quarter net loss of $19.6, or $(0.32) per basic and diluted share. This compares to net earnings of $36.3, or $0.58 per diluted share in the prior year third fiscal quarter. Adjusted net earnings per diluted share were $0.64 for the third fiscal quarter as compared to $0.66 in the prior year quarter.
Net (loss)/earnings for the time periods presented were impacted by certain items related to spin transaction costs, spin restructuring costs, cost of early debt retirement, restructuring and realignment activities, integration, adjustments to prior tax accruals and the Venezuela deconsolidation charge as described in the tables below. The impact of these items on reported net (loss)/earnings are provided below as a reconciliation of net (loss)/earnings to adjusted net earnings, which are non-GAAP measures.

	Quarter Ended June 30,
(in millions, except per share data)	(Loss) / Earnings Before Income Taxes		Net (Loss)/Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Reported - GAAP	$(40.5)	$49.2	$(19.6)	$36.3	$(0.32)	$0.58
Impacts: Expense (Income)
Spin costs (2)	37.8	3.3	25.0	2.6	0.40	0.04
Spin restructuring	11.7	—	7.9	—	0.13	—
Cost of early debt retirement (3)	26.7	—	16.7	—	0.27	—
2013 Restructuring (4)	19.4	3.2	12.4	2.2	0.20	0.04
Integration (2)	0.4	—	0.3	—	—	—
Adjustments to prior year tax accruals	—	—	(2.6)	—	(0.04)	—
Adjusted - Non-GAAP	$55.5	$55.7	$40.1	$41.1	$0.64	$0.66
Weighted average shares - Diluted (1)					62.2	62.2

	Nine Months Ended June 30,
(in millions, except per share data)	(Loss) / Earnings Before Income Taxes		Net (Loss)/Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Reported - GAAP	$(30.8)	$147.7	$(27.1)	$110.8	$(0.44)	$1.78
Impacts: Expense (Income)
Venezuela deconsolidation charge	65.2	—	65.2	—	1.05	—
Spin costs (2)	82.9	3.3	54.8	2.6	0.88	0.04
Spin restructuring	36.0	—	24.2	—	0.39	—
Cost of early debt retirement (3)	26.7	—	16.7	—	0.27	—
2013 Restructuring (4)	10.2	43.3	6.6	29.3	0.11	0.48
Integration (2)	1.3	—	1.0	—	0.01	—
Adjustments to prior year tax accruals	—	—	(2.6)	—	(0.04)	—
Adjusted - Non-GAAP	$191.5	$194.3	$138.8	$142.7	$2.23	$2.30
Weighted average shares - Diluted (1)					62.2	62.2

(1) On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer Holdings, Inc. common stock to Edgewell shareholders in connection with its spin-off of Energizer Holdings, Inc. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following this transaction.
(2) Included in Selling, general and administrative (SG&A) expense on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
(3) Included in interest expense on the unaudited Combined Condensed Statement of Earnings and Comprehensive Income.
(4) Includes pre-tax costs of $0.2 and $0.3 for the quarter and nine months ended June 30, 2015 and $1.3 and $4.1 for the quarter and nine months ended June 30, 2014, associated with certain information technology and related activities, which are included in SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2015

	Q3	% Chg	Nine Months	% Chg
Net Sales - FY'14	$411.7		$1,353.7
Organic	0.3	0.1%	(26.7)	(2.0)%
International Go-to-Market (1)	(3.2)	(0.8)%	(6.3)	(0.5)%
Change in Venezuela results (2)	(6.8)	(1.7)%	(11.7)	(0.9)%
Impact of currency	(27.7)	(6.7)%	(76.5)	(5.6)%
Net Sales - FY'15	$374.3	(9.1)%	$1,232.5	(9.0)%
(1) To compete more effectively as an independent company, we intend to increase our use of exclusive and non-exclusive third-party distributors and wholesalers, and decrease or eliminate our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact within the tables above, which represents the year over year change in those markets since the date of exit. We expect to realize the majority of this impact from these changes in the upcoming four quarters. The market exits should be fully realized in the earlier part of that time frame, while the distributor transition may be more protracted.

(2) As previously announced, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results will not include the operating results of our Venezuelan operations. As a result of the deconsolidation, we have taken the year over year change in Venezuela results and separately identified that impact in the tables above.

Net sales for the third fiscal quarter were $374.3, a decrease of $37.4 or 9.1% as compared to the prior year quarter of $411.7, including a decrease of $27.7 due to unfavorable movement in foreign currency rates, a $6.8 change in Venezuela results (as a result of ParentCo's previously announced deconsolidation) and $3.2 related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these unfavorable items, organic net sales were up 0.1% versus the prior year fiscal quarter, exceeding category value performance. Sales of EcoAdvanced as well as space and distribution gains in Western Europe, specifically France, UK and Germany, were partially offset by the comparison against prior year fill volumes and temporary prior year shelf gains. EcoAdvanced is a new innovative product launched in February 2015. EcoAdvanced is the world's first battery made from recycled batteries.

For the nine months ended June 30, 2015, on a reported basis, net sales were $1,232.5, a decrease of 9.0%, as compared to the corresponding period in the prior year including a decrease of $76.5, or 5.6%, due to the unfavorable impact of currency movements, an $11.7 change in Venezuela results (as a result of ParentCo's previously announced deconsolidation) and $6.3 related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these unfavorable items, organic net sales were down versus the prior year nine months due to the timing of holiday shipments and increased competitive activity partially offset by sales of EcoAdvanced as well as space and distribution gains in Western Europe during the third quarter.
Gross margin percentage for the third fiscal quarter decreased 110 basis points to 45.6% as compared to the prior year quarter percentage of 46.7%. Excluding the unfavorable impacts of foreign currency ($24.3), the change in Venezuela ($4.9) and the international go-to-market changes ($0.5), the third fiscal quarter increased 200 basis points driven by continued cost reductions and modest commodity price favorability.
Gross margin percentage for the nine months ended June 30, 2015 increased approximately 100 basis points to 46.5% as compared to the prior nine months percentage of 45.5%. Excluding the unfavorable impacts of foreign currency ($67.8), the change in Venezuela ($8.6) and the international go-to-market changes ($1.5), the nine months increased 380 basis points driven by savings from the 2013 restructuring project and lower commodity costs.
Advertising and sales promotion expense was $35.1 in the third fiscal quarter, or 9.4% of net sales, and $99.0 for the nine months, or 8.0% of net sales, as compared to $27.7, or 6.7% of net sales, and $90.1, or 6.7% of net sales for the three and nine months, respectively, in the prior periods. Advertising and promotional investment increase for both periods was due to increased support behind our brands and the launch of EcoAdvanced, which occurred in the second quarter.
Selling, general, and administrative expense (SG&A) of $108.2 was allocated to Energizer in the third fiscal quarter, or 28.9% of net sales, compared to $93.3, or 22.7% of net sales, in the prior year quarter, which included $3.3 of spin costs. Excluding the favorable impact of restructuring related charges of $1.1 and the unfavorable impacts of the spin-off transaction ($34.5), integration ($0.4), the change in Venezuela ($1.3), international go-to-market changes ($1.6) and the impact of currency ($6.3), SG&A as a percent of net sales improved by 280 basis points in the third quarter driven by lower overhead costs as a result of cost reduction efforts.
For the nine months ended June 30, 2015, SG&A of $322.5, or 26.1% of net sales, was attributed to Energizer as compared to $280.4, or 20.7% of net sales, in the prior year, which included $3.3 of spin costs. Excluding the favorable impact of restructuring related charges of $3.8 and the unfavorable impacts of the spin-off transaction ($79.6), integration ($1.3), the change in Venezuela ($0.5), international go-to-market changes ($1.7) and the impact of currency ($17.0), SG&A as a percent of net sales improved by 90 basis points in the nine months driven by lower overhead costs as a result of cost reduction efforts.
Research and Development (R&D) was $6.5, or 1.7% of net sales for quarter ended June 30, 2015, as compared to $6.0, or 1.5% of net sales, in the prior year comparative period. On a year to date basis, R&D expense was $19.1, or 1.5% of net sales for nine months ended June 30, 2015, as compared to $18.0, or 1.3% of net sales, in the prior year comparative period

Interest expense of $37.5 for the third fiscal quarter and $65.2 for the nine months ended June 30, 2015 was attributed to Energizer as compared to $9.4 and $39.4 in the prior year comparative period. Included within interest expense for the quarter and nine months were debt breakage fees of $26.7, which were allocated to Energizer in the third quarter as a result of the April notice of prepayment to the holders of ParentCo's outstanding notes. Excluding the cost of early debt retirement, interest expense attributed to Energizer for the quarter increased $1.4 as a result of additional interest accrued in June related to the $600 bond issuance completed on June 1, 2015. Interest expense for the nine months ended June 30, 2015 decreased $0.9 in comparison to the prior year nine months excluding the cost of early debt retirement. This was due primarily to lower allocated interest costs resulting from lower average interest rates on ParentCo’s debt outstanding at June 30, 2015 partially offset by the additional interest associated with the bond issuance during the third quarter.
Other financing income was $5.8 and $11.9 for the third fiscal quarter and nine months ended June 30, 2015 primarily reflecting the net impact of hedging contract gains partially offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to $4.8 and $1.3 of expense in the prior fiscal year quarter and nine months.
The year-to-date effective tax rate was a 12.0% benefit as compared to 25.0% provision in the prior year comparative period.  The benefit in the current year was the result of a year-to-date pre-tax loss in high tax rate jurisdictions driven by spin costs and interest payment as a result of the early debt retirement.  This benefit was partially offset by the Venezuela deconsolidation charge, which had no accompanying tax benefit.  Excluding the tax impact of the GAAP to non-GAAP reconciling items detailed in the table above, the non-GAAP effective tax rate for the nine months ended June 30, 2015 was 27.1% as compared to 26.5% in the prior year comparative period.  The non-GAAP rate in the current year was favorably impacted by the mix of countries from which earnings were derived.

Venezuela Deconsolidation Charge

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of Energizer’s Venezuelan operations and access the resulting liquidity provided by those earnings. Energizer expects that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. Accordingly, in accordance with Accounting Standards Codification (“ASC”) 810 -- Consolidation, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. Included within the results for the nine months ended June 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5. See further discussion in "Segment Results" below.

As a result of deconsolidating its Venezuelan subsidiaries at March 31, 2015, ParentCo recorded a one-time charge of $144.5 in the second quarter of 2015, of which $65.2 was allocated to Energizer based on the Venezuelan operations being distributed as part of Energizer. This charge included:

•	foreign currency translation losses previously recorded in accumulated other comprehensive income, of which $16.2 was allocated to Energizer

•	the write-off of ParentCo’s Venezuelan operations’ cash balance, of which $44.6 was allocated to Energizer, (at the 6.30 per U.S. dollar rate)

•	the write-off of ParentCo’s Venezuelan operations’ other net assets, of which $4.4 was allocated to Energizer.

Spin Costs

ParentCo incurred incremental costs to evaluate, plan and execute the spin transaction, and Energizer is allocated a pro rata portion of those costs, including the cost of early debt retirement of approximately $61.4, of which $26.7 was allocated to Energizer as a result of the April notice of prepayment to the holders of certain of ParentCo’s outstanding notes.

For the quarter ended June 30, 2015, ParentCo has incurred $157.3 in pre-tax spin costs, of which $37.8 of the pre-tax charges were allocated to Energizer and recorded in SG&A and $26.7 of the pre-tax charges were allocated to Energizer and recorded in Interest expense on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. The amount recorded in Interest expense is previously discussed cost of early debt retirement. In addition, for the quarter ended June 30, 2015, ParentCo incurred $18.6 for spin restructuring related charges, of which $11.7 was allocated to Energizer, and recorded on a separate line item on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

For the nine months ended June 30, 2015, ParentCo has incurred $246.4 in pre-tax spin costs of which $82.9 of the pre-tax charges were allocated to Energizer and recorded in SG&A and $26.7 of the pre-tax charges were allocated to Interest expense on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. The amount recorded in Interest expense is previously discussed debt breakage fees. In addition, for the nine months ended June 30, 2015, ParentCo incurred $66.9 for spin restructuring related charges, of which $36.0 was allocated to Energizer, and recorded on a separate line item on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

On a project-to-date basis, ParentCo incurred $291.1 in pre-tax spin costs of which $104.2 of the pre-tax charges were allocated to Energizer and recorded in SG&A and $26.7 of the pre-tax charges were allocated to Interest expense. The amount recorded in Interest expense is previously discussed debt breakage fees. In addition, on a project-to-date basis, ParentCo incurred $66.9 for spin restructuring related charges, of which $36.0 was allocated to Energizer, and recorded on a separate line item on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.
2013 Restructuring

For the quarter and nine months ended June 30, 2015 Energizer recorded pre-tax expense of $18.1 and $8.8, respectively, related to ParentCo’s 2013 restructuring. The nine months ended June 30, 2015 was inclusive of the gain on sale of the Asia battery packaging facility that was closed as part of the restructuring efforts. Pre-tax expense of $1.9 and $38.8 was recorded in the prior year comparative period by Energizer. The details of the expense are as follows:

•	Accelerated depreciation charges of $9.1 for both the quarter and nine month period ended June 30, 2015 and $1.1 and $8.3 for the quarter and nine month period ended June 30, 2014, respectively;

•
Severance and related benefit costs of $6.7 and $3.3 for the quarter ended June 30, 2015 and 2014, respectively, and $6.8 and $10.7 for the nine months ended June 30, 2015 and 2014, respectively, related to staffing reductions;

•
Consulting, program management and other charges associated with the restructuring of $2.3 and $3.9 for the quarter and nine months ended June 30, 2015 and $(1.2) and $21.1 for the quarter and nine months ended June 30, 2014, respectively; and,

•
Net gain on the sale of fixed assets of $11 for the nine months ended June 30, 2015 and $1.3 for the quarter and nine months ended June 30, 2014. The gain in fiscal 2015 was recorded in the first fiscal quarter.

The 2013 restructuring costs are reported on a separate line in the unaudited Combined Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.2 and $0.3, respectively, and $1.3 and $4.1, respectively, associated with information technology enablement activities were recorded within SG&A on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2015 and 2014, respectively. These information technology costs are considered part of the total project costs incurred for the restructuring initiative. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014 associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

Project to date 2013 restructuring program costs were approximately $200. Remaining costs for the program are estimated to be immaterial.

Energizer estimates that restructuring savings increased approximately $33 during the nine months ended June 30, 2015 versus the prior year comparative period. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Energizer estimates that total project savings exceeded $218. Savings related to the 2013 restructuring project have been fully realized as of June 30, 2015.

Segment Results

Operations for Energizer are managed via four major geographic segments – North America (U.S. and Canada), Latin America, Europe, Middle East and Africa (EMEA) and Asia Pacific. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, including the 2013 restructuring project detailed above, the second fiscal quarter 2015 charge related to the Venezuela deconsolidation, business realignment activities, research & development costs, amortization of intangible assets and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

Certain costs previously allocated to Energizer within ParentCo’s segment reporting have been reflected as corporate within Energizer’s segment reporting. These amounts for the quarter and nine months ended June 30, 2015 were $5.9 and $16.3, respectively and $5.7 and $12.7, respectively for the quarter and nine months ended June 30, 2014. This reflects management’s view as to how our costs will be managed as a standalone company.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the unaudited Combined Condensed Financial Statements for the quarter and nine months ended June 30, 2015.

To compete more effectively as an independent company, we intend to increase our use of exclusive and non-exclusive third-party distributors and wholesalers, and decrease or eliminate our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact within the tables below, which represents the year over year change in those markets since the date of exit. We expect to realize the majority of this impact from these changes in the upcoming four quarters. The market exits should be fully realized in the earlier part of that time frame, while the distributor transition may be more protracted.

As previously announced, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results will not include the operating results of our Venezuelan operations. As a result of the deconsolidation, we have taken the year over year change in Venezuela results and separately identified that impact in the tables below.

Segment sales and profitability for the quarter and nine months ended June 30, 2015 are presented below.

Net Sales (In millions)
Quarter and Nine Months Ended June 30, 2015

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	% Chg	2015	% Chg
North America
Net Sales - FY '14	$192.0		$652.6
Organic	(5.4)	(2.8)%	(41.5)	(6.4)%
Impact of currency	(1.7)	(0.9)%	(5.2)	(0.8)%
Net Sales - FY '15	$184.9	(3.7)%	$605.9	(7.2)%

Latin America
Net Sales - FY '14	$39.7		$122.2
Organic	(0.4)	(1.1)%	2.7	2.3%
Int'l Go to Market	(1.4)	(3.5)%	(1.5)	(1.2)%
Change in Venezuela results	(6.8)	(17.1)%	(11.7)	(9.6)%
Impact of currency	(3.3)	(8.3)%	(11.8)	(9.7)%
Net Sales - FY '15	$27.8	(30.0)%	$99.9	(18.2)%

EMEA
Net Sales - FY '14	$94.3		$320.0
Organic	1.6	1.7%	9.3	2.9%
Int'l Go to Market	1.6	1.7%	1.2	0.4%
Impact of currency	(15.2)	(16.1)%	(43.1)	(13.5)%
Net Sales - FY '15	$82.3	(12.7)%	$287.4	(10.2)%

Asia Pacific
Net Sales - FY '14	$85.7		$258.9
Organic	4.5	5.3%	2.8	1.0%
Int'l Go to Market	(3.4)	(4.0)%	(6.0)	(2.3)%
Impact of currency	(7.5)	(8.8)%	(16.4)	(6.3)%
Net Sales - FY '15	$79.3	(7.5)%	$239.3	(7.6)%

Total Net Sales
Net Sales - FY '14	$411.7		$1,353.7
Organic	0.3	0.1%	(26.7)	(2.0)%
Int'l Go to Market	(3.2)	(0.8)%	(6.3)	(0.5)%
Change in Venezuela results	(6.8)	(1.7)%	(11.7)	(0.9)%
Impact of currency	(27.7)	(6.7)%	(76.5)	(5.6)%
Net Sales - FY '15	$374.3	(9.1)%	$1,232.5	(9.0)%

Total net sales for the quarter ended June 30, 2015 decreased 9.1%, including a decrease of $27.7 due to unfavorable movement in foreign currency rates, a $6.8 change in Venezuela results (as a result of the ParentCo's previously announced deconsolidation) and $3.2 related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these items, organic sales increased 0.1%, exceeding category value performance. Segment sales results for the third fiscal quarter are as follows:

•
North America net sales declined 3.7% versus the prior fiscal year, inclusive of a 0.9% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic net sales declined 2.8%. This decline was primarily due to changes in temporary promotional shelf space that benefited the prior year results.

•
Latin America net sales declined 30.0% versus the prior fiscal year, inclusive of a 8.3% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 17.1% quarter over quarter decline while the go-to-market impacts had a negative impact of 3.5%. Excluding the impact of currency movements, Venezuela and the go-to-market impacts, organic net sales decreased 1.1% as volume declines, due in part to continued category declines, were partially offset by pricing gains across several markets.

•
EMEA net sales declined 12.7% versus the prior fiscal year, inclusive of a 16.1% decline due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors positively contributed to net sales by 1.7% due to pipeline fills associated with distributor changes. Excluding the impact of currency movements and go-to-market impacts, organic net sales improved 1.7% due to volume increases associated with new distribution in Western Europe, specifically France, UK and Germany; and price increases.

•
Asia Pacific net sales declined 7.5% versus the prior fiscal year, inclusive of a 8.8% decline due to unfavorable currency movements and a 4.0% decline associated with the go-to-market changes. Excluding the impact of currency movements and go-to-market changes, organic net sales increased 5.3% due to phasing of shipments and heightened competitive activity.

Total net sales for the nine months ended June 30, 2015 decreased 9.0%, including a decrease of $76.5 due to unfavorable movement in foreign currency rates, a $11.7 change in Venezuela results (as a result of ParentCo's previously announced deconsolidation) and $6.3 related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these items, organic sales decreased 2.0%. Segment sales results for the nine months are as follows:

•
North America net sales declined 7.2% versus the prior fiscal year, inclusive of a 0.8% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic net sales declined 6.4%. This decline was due primarily to increased competitive activity, timing of holiday/promotional shipments and continued category declines partially offset by increased shipments related to the EcoAdvanced new product launch during the second fiscal quarter.

•
Latin America net sales declined 18.2% versus the prior fiscal year, inclusive of a 9.7% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 9.6% year over year decline while the go-to-market impacts had a negative impact of 1.2%. Excluding the impact of currency movements, Venezuela and the go-to-market impacts, organic net sales increased 2.3% as pricing gains across several markets were partially offset by volume declines. These volume declines were due primarily to continued category declines.

•
EMEA net sales declined 10.2% versus the prior fiscal year, inclusive of a 13.5% decline due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors positively contributed to net sales by 0.4% due to pipeline fills associated with distributor changes. Excluding the impact of currency movements and go-to-market impacts, organic net sales improved 2.9% due to volume increases associated with new distribution and increased space gains in Western Europe, specifically France, UK and Germany.

•
Asia Pacific net sales declined 7.6% versus the prior fiscal year, inclusive of a 6.3% decline due to unfavorable currency movements and a 2.3% decline associated with the go-to-market changes. Excluding the impact of currency movements and go-to-market changes, organic net sales increased 1.0% due to phasing of shipments and heightened competitive advantage.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2015

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	% Chg	2015	% Chg
North America
Segment Profit - FY '14	$54.1		$177.4
Organic	(6.6)	(12.2)%	(11.1)	(6.3)%
Impact of currency	(1.1)	(2.0)%	(3.2)	(1.8)%
Segment Profit - FY '15	$46.4	(14.2)%	$163.1	(8.1)%

Latin America
Segment Profit - FY '14	$7.4		$20.5
Organic	3.5	47.3%	9.6	46.9%
Int'l Go to Market	1.2	16.2%	1.3	6.3%
Change in Venezuela results	(3.3)	(44.6)%	(7.9)	(38.5)%
Impact of currency	(2.0)	(27.0)%	(6.7)	(32.7)%
Segment Profit - FY '15	$6.8	(8.1)%	$16.8	(18.0)%

EMEA
Segment Profit - FY '14	$13.9		$49.5
Organic	1.2	8.7%	26.1	52.8%
Int'l Go to Market	1.2	8.6%	1.0	2.0%
Impact of currency	(7.5)	(54.0)%	(23.8)	(48.1)%
Segment Profit - FY '15	$8.8	(36.7)%	$52.8	6.7%

Asia Pacific
Segment Profit - FY '14	$21.8		$68.7
Organic	4.7	21.7%	7.8	11.4%
Int'l Go to Market	(0.6)	(2.8)%	(1.3)	(1.9)%
Impact of currency	(5.2)	(23.9)%	(11.4)	(16.6)%
Segment Profit - FY '15	$20.7	(5.0)%	$63.8	(7.1)%

Total Segment Profit
Segment Profit - FY '14	$97.2		$316.1
Organic	2.8	2.9%	32.4	10.3%
Int'l Go to Market	1.8	1.9%	1.0	0.3%
Change in Venezuela results	(3.3)	(3.4)%	(7.9)	(2.5)%
Impact of currency	(15.8)	(16.3)%	(45.1)	(14.3)%
Segment Profit - FY '15	$82.7	(14.9)%	$296.5	(6.2)%

Total segment operating profit for the quarter ended June 30, 2015 decreased 14.9%, including a decrease of $15.8, or 16.3%, due to unfavorable movement in foreign currency rates, a $3.3 change in Venezuela results (as a result of Energizer's previously announced deconsolidation) and a $1.8 increase related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these items, organic segment profit increased 2.9%. Segment operating profit results for the third fiscal quarter are as follows:

•
North America segment profit was $46.4, a decrease of $7.7, or 14.2%, versus the prior fiscal year inclusive of the negative impact of currency movements. Excluding the impact of currency movements, segment profit decreased $6.6, or 12.2%, due to the gross profit impact of the net sales shortfall mentioned above and increased A&P spending which was partially offset by restructuring savings.

•
Latin America segment profit was $6.8, a decrease of $0.6, or 8.1%, versus the prior fiscal year inclusive of the negative impact of currency movements. The change in Venezuela (as a result of the deconsolidation)accounted for $3.3, or 44.6%, change in operating profit. The go-to-market changes positively contributed $1.2, or 16.2%, to operating profit as the loss of sales was more than offset by a reduction in spending. Excluding these items, organic segment profit increased $3.5, or 47.3%, due to favorable product costs as a result of savings realized from the 2013 restructuring.

•
EMEA segment profit was $8.8, a decrease of $5.1, or 36.7%, versus the prior fiscal year due primarily to the impact of currencies of $7.5, or 54.0%. Excluding the impact of currency and positive go-to market changes of $1.2, or 8.6%, organic profit improved $1.2 or 8.7% due to savings realized from the 2013 restructuring project and favorability due to manufacturing footprint changes.

•
Asia Pacific segment profit was $20.7, a decrease of $1.1, or 5.0%, versus the prior fiscal year inclusive of the negative impact of currency movements of $5.2, or 23.9%, and go-to-market changes of $0.6, or 2.8%. Excluding the impact of these items, segment profit increased $4.7, or 21.7%, driven by the savings from the 2013 restructuring project.

Total segment operating profit for the nine months ended June 30, 2015 decreased 6.2%, including a decrease of $45.1 or 14.3% due to unfavorable movement in foreign currency rates, a $7.9 change in Venezuela results (as a result of ParentCo's previously announced deconsolidation) and a $1.0 increase related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these items, organic segment profit increased 10.3%. Segment operating profit results for the nine months are as follows:

•
North America segment profit was $163.1, a decrease of $14.3, or 8.1%, versus the prior fiscal year inclusive of the negative impact of currency movements. Excluding the impact of currency movements, segment profit decreased $11.1, or 6.3%, due to the gross profit impact of the net sales shortfall mentioned above, which was partially offset by restructuring savings

•
Latin America segment profit was $16.8, a decrease of $3.7, or 18.0%, versus the prior fiscal year inclusive of the negative impact of currency movements. The change in Venezuela (as a result of the deconsolidation) accounted for $7.9, or 38.5%, change in operating profit. The go-to-market changes positively contributed $1.3, or 6.3%, to operating profit as the loss of sales was more than offset by a reduction in overhead costs. Excluding these items, organic segment profit increased $9.6, or 46.9%, due to favorable product costs as a result of savings realized from the 2013 restructuring project.

•
EMEA segment profit was $52.8, an increase of $3.3, or 6.7%, versus the prior fiscal year. Excluding $23.8 of unfavorable currency and positive go-to-market changes of $1.0, organic segment profit increased $26.1, or 52.8%, due primarily to savings realized from the 2013 restructuring project and favorability due to manufacturing footprint changes. These savings enhanced the profitability of the sales increase mentioned above.

•
Asia Pacific segment profit was $63.8, a decrease of $4.9, or 7.1%, versus the prior fiscal year inclusive of the negative impact of currency movements and go-to-market changes. Excluding the impact of these items, segment profit increased $7.8, or 11.4%, as topline shortfalls were more than offset by the savings from the 2013 restructuring project.

General Corporate and Global Marketing Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
General corporate and other expenses	$9.8	$15.6	$43.0	$50.4
Global marketing expense	5.9	5.7	16.3	12.7
General corporate and global marketing expense	$15.7	$21.3	$59.3	$63.1
% of Net Sales	4.2%	5.2%	4.8%	4.7%

For the quarter ended June 30, 2015, general corporate expenses were $9.8, a decrease of $5.8 as compared to the prior year comparative period due primarily to lower compensation costs as well as the decrease in allocated pension expense resulting from the U.S. pension plan freeze in fiscal 2014.

For the nine months ended June 30, 2015, general corporate expenses were $43.0, a decrease of $7.4 as compared to the prior year comparative period due primarily to the decrease in the allocated pension expense resulting from the U.S. pension plan freeze in fiscal 2014.

Certain costs previously allocated to the Household Products segment within ParentCo’s segment reporting have been reflected as corporate within Energizer’s segment reporting. This reflects management’s view as to how our costs will be managed as a standalone company. These reclassified expenses amounted to $5.9 and $16.3 for the quarter and nine months ended June 30, 2015, respectively, and $5.7 and $12.7 in the prior year comparative periods.

Liquidity and Capital Resources

Historically, ParentCo has provided capital, cash management and other treasury services to Energizer. ParentCo continued to provide these services to Energizer through July 1, 2015 and the consummation of the separation. Only cash amounts specifically attributable to Energizer are reflected in the unaudited Combined Condensed Financial Statements as of June 30, 2015 and the cash held by ParentCo at the corporate level was not attributed to Energizer for any of the periods presented. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of ParentCo investment in Energizer’s unaudited Combined Condensed Financial Statements.

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. Following the separation, Energizer’s capital structure and sources of liquidity changed significantly from its historical capital structure, as described in “Description of Material Indebtedness” included in our Registration Statement on Form 10 filed with the SEC on May 27, 2015 (Form 10). Energizer will no longer participate in capital management with ParentCo, but rather Energizer’s ability to fund its cash needs will depend on its ongoing ability to generate and raise cash in the future. Although we believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the separation, Energizer may not be able to engage in certain strategic or capital-raising transactions following the separation, such as issuing equity securities beyond certain thresholds, which may limit Energizer’s access to capital markets, ability to raise capital through equity issuances, and ability to make acquisitions using its equity as currency, potentially requiring Energizer to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2015, Energizer had $82.5 in cash, all of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

As part of the spin-off transaction which occurred on July 1, 2015, it is possible that foreign cash and foreign earnings currently considered to be indefinitely reinvested may be repatriated. Based on our ongoing analysis, we believe the repatriation of certain foreign cash balances can be done in a tax efficient manner. However, some repatriation could result in the need to record U.S. income tax expense in a future period which would likely be material.

ParentCo is finalizing the split of world wide cash balances and how those cash balances will be allocated to the two independent companies following the consummation of the spin-off on July 1, 2015. Under the Separation and Distribution Agreement, ParentCo has agreed to transfer to Energizer cash of at least $300.0, subject to increase or decrease based on foreign currency fluctuations and other adjustments agreed upon by both companies.  Our current estimates indicate that the amount allocated to Energizer from ParentCo will be in excess of $300.0.
In addition, as part of the Separation, Energizer will likely have periodic cash settlements for working capital, tax matters and employee benefits of which the amount, timing and direction are not known at this time.

On June 1, 2015, Energizer entered into a five-year $250.0 senior secured revolving credit facility (Revolving Facility). As of June 30, 2015, Energizer did not have any outstanding borrowings under the Revolving Facility and had $11.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $238.7 remains available for future borrowing as of June 30, 2015. The Revolving Facility will be used for working capital and general corporate purposes.

On June 1, 2015, Energizer also entered into a seven-year $400.0 senior secured term loan and completed the issuance and sale of $600.0 5.50% Senior Notes due in 2025. The proceeds of the term loan and senior notes were transferred to ParentCo on June 30, 2015 in connection with the contribution of certain assets by ParentCo to Energizer in connection with the separation.

Operating Activities

Cash flow from operating activities was $102.9 in the nine months ended June 30, 2015 as compared to $219.7 in the prior year comparative period. This change of $116.8 was primarily driven by lower net earnings resulting from cash expenditures related to the separation, most notably in the third fiscal quarter, which included the cost of early debt retirement, and lower segment operating profit.

Investing Activities

Net cash used by investing activities was $29.5 during the first nine months of this fiscal year as compared to $19.2 in the prior fiscal year comparative period. This was due to the acquisition of a battery manufacturing facility in China for approximately $12.1, primarily related to the purchase of fixed assets. Proceeds from the sale of assets increased in the current nine month period due to the sale of our Asia battery packaging facility. Capital expenditures were $31.1 for the nine months ended June 30, 2015 as compared to $21.3 over the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $35-$45. We expect these expenditures will be financed with cash flow from operations.

Financing Activities

Net cash used by financing activities was $79.7 in the current fiscal nine month period as compared to $192.4 in the prior year. Cash proceeds of $999.0 from the issuance of debt resulted from the June 1, 2015 debt issuance which consisted of a seven-year $400.0 senior secured term loan B facility and $600.0 of 5.50% Senior Notes due 2025. Debt issuance costs of $12.1 represents the fees paid and capitalized as part of the June 1, 2015 debt issuance. Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s transactions with ParentCo. The increase in the net transfers for the nine months ended June 30, 2015 was the result of the transfer of proceeds of the term loan and senior notes ParentCo in connection with the contribution of certain assets by ParentCo to Energizer in connection with the separation as of June 30, 2015.

Dividends

On July 2, 2015, the Board of Directors declared a dividend for the fourth quarter of fiscal 2015 of $0.25 per share of common stock, payable on September 9, 2015, to all shareholders of record as of the close of business on August 19, 2015.

Share Repurchases

On July 2, 2015, the Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Energizer did not repurchase any shares to date. Share repurchases, if any, would be on the open market and the timing and the amount of any purchases will be determined by Energizer based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2015 were $5.1. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Pension and Post-Retirement Benefit

Certain Energizer employees participate in defined benefit pension plans (“Shared Plans”) sponsored by ParentCo, which include participants of other ParentCo subsidiaries. For purposes of these standalone financial statements, Energizer accounts for Shared Plans as multiemployer benefit plans. Accordingly, Energizer does not record an asset or liability to recognize the funded status of the Shared Plans. However, the related pension expenses allocated to Energizer are based primarily on pensionable compensation of active participants.

Prior to the Spin-Off, ParentCo was responsible for the net benefit plan obligations associated with these plans. As such, these liabilities are not reflected in our Combined Condensed Balance Sheet. We are still in the process of finalizing the split of our world-wide pension liabilities and related assets following the consummation of the spin-off on July 1, 2015.

Certain of ParentCo’s plans that are specific to Energizer (“Direct Plans”) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Combined Balance Sheet. Actuarial gains and losses that have not yet been recognized through income are recorded in accumulated other comprehensive income net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the Direct Plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2014, 2013, and 2012.

Contractual Obligations

A summary of Energizer’s significant contractual obligations at June 30, 2015 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$999.0	$4.0	$8.0	$8.0	$979.0
Interest on long-term debt (1)	$421.1	42.8	92.0	92.0	194.3
Operating leases	$1.6	0.8	0.6	0.2	—
Purchase obligations and other (2)	24.2	12.0	9.3	2.9	—
Total	$1,445.9	$59.6	$109.9	$103.1	$1,173.3

(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2015. Subsequent to quarter end, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2) Included in the table above are approximately $7.5 of fixed costs related to third party logistics contracts.

Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. We do not believe such arrangements will adversely affect our liquidity position. These contracts can generally be canceled at our option at any time.

Market Risk

Currency Rate Exposure

The market risk inherent in Energizer’s financial instruments’ positions represents the potential loss arising from adverse changes in currency rates and commodity prices. The following risk management discussion and the estimated amounts generated from the sensitivity analysis are forward-looking statements of market risk assuming certain adverse market conditions occur. Energizer’s derivatives are used only for identifiable exposures, and we have not entered into hedges for trading purposes where the sole objective is to generate profits.
ParentCo manages the exposure to various risks within the Combined Financial Statements by engaging in transactions involving various derivative instruments to hedge foreign currency denominated inventory purchases and commodity prices on behalf of Energizer. Energizer’s pro rata share of the financial statement impacts of entering into such transactions are described below.

Derivatives Designated as Cash Flow Hedging Relationships

A significant share of Energizer's product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the economic or competitive environment. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which Energizer is exposed include the Euro, the British pound, the Canadian dollar and the Australian dollar.

ParentCo has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. Energizer had a pro-rated share of the unrealized pre-tax gain of $3.6 and $5.4 at June 30, 2015 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Unaudited Condensed Combined Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2015 levels over the next twelve months, approximately $3.6 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2015, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016.

Derivatives Not Designated as Cash Flow Hedging Relationships

Energizer's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other financing items, net on the Combined Statements of Earnings and Comprehensive Income (Condensed). The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

ParentCo enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2015 resulted in income of $0.4 and $2.9, respectively, and expense of $2.5 and $0.1, respectively, for the quarter and nine months ended June 30, 2014 and was recorded in Other financing items, net on the Combined Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

Energizer uses raw materials that are subject to price volatility. At times,ParentCo has used, and Energizer may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2015, Energizer had variable rate debt with a principal balance of $400.0 outstanding under the Term Loan. Subsequent to quarter end, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by Energizer in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including Energizer's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, Energizer's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that Energizer's disclosure controls and procedures will detect or uncover all failures of persons within Energizer and its consolidated subsidiaries to report material information otherwise required to be set forth in Energizer's reports.

Changes in Internal Control over Financial Reporting

There was no change in Energizer's internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, Energizer's internal control over financial reporting.

Item 1 — Legal Proceedings

Energizer and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, Energizer believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to Energizer's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 1A - Risk Factors

You should carefully consider the following risks and other information in this filing in evaluating Energizer and Energizer common stock. Any of the following risks and uncertainties could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We face risks associated with global economic conditions.

Unfavorable global economic conditions, unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower cost options such as private label brands sold by retail chains or price brands, which could drive the market towards lower margin products and/or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The categories in which we operate are mature and highly competitive, both in the United States and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower-cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor, Duracell International, Inc., has, and our other competitors may have, substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers or favorable in-store placement; and

•
we may lose market share to private label brands sold by retail chains or to price brands sold by local and regional competitors, which, in each case, are typically sold at lower prices than our products.

Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands, particularly our Energizer and Eveready brands. Our operating results could be adversely affected if any of our leading brands suffers damage to its reputation due to real or perceived quality issues. Any damage to the Energizer and Eveready brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors.

The success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on, our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, which is common in our industry, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and consequently our products’ sales.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements on us.

The performance of our battery products may be impacted by further changes in technology and device trends, which could impair our operating results and growth prospects.

We believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets, leading to a declining volume trend in the battery category, which we expect will continue. This has and will likely continue to have a negative impact on the demand for primary batteries. This trend has and will continue to put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space. Development and commercialization of new battery or device technologies not available to us could also negatively impact our results and prospects.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.

Our business is currently conducted on a worldwide basis, with more than half of our sales in fiscal year 2014 and the nine months ended June 30, 2015 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations, particularly in Venezuela and Argentina;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•
political or economic instability, government nationalization of business or industries, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt and the Middle East and across Latin America, including Venezuela and Argentina;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	difficulty in enforcing contractual and intellectual property rights; and

•
a significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

In recent months, the U.S. dollar has strengthened significantly against most currencies. We expect that our near term total segment profit will continue to be impacted by these adverse currency movements.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some that are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business, which may adversely impact our operating results. In addition, we recently undertook a significant amount of work to transform our information technology systems globally to facilitate our spin-off. As such, we face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes.

Our operations depend on the use of information technology systems that could be the target of cyberattack.

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As a result, a cyberattack could negatively impact our revenues and increase our operating and capital costs. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks.

If we cannot continue to develop new products in a timely manner, market them at favorable margins, and maintain attractive performance standards in our existing products, we may not be able to compete effectively.

The battery and portable lighting products industries have been notable for developments in product life, product design and applied technology, and our success depends on future innovations by us. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the production process. Our competitors may introduce new or enhanced products that outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Our business also depends on our ability to continue to manufacture our existing products to meet the applicable product performance claims we have made to our customers. Any decline in these standards could result in the loss of business and negatively impact our performance and financial results. Finally, our ability to maintain favorable margins on our products requires us to manage our manufacturing and other production costs relative to our prices. We may not be able to increase our prices in the event that our production costs increase, which would decrease our profit margins and negatively impact our business and financial results.

We may not be able to achieve cost savings as a result of any current or future restructuring efforts.
To operate more efficiently and control costs, we have entered into, and may seek to enter into additional, restructuring and cost reduction plans. We may be unable to identify cost savings opportunities to be achieved by such plans in the future. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.
Execution of any restructuring program also presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	loss of sales as we reduce or eliminate staffing for non-core product lines;

•	diversion of management attention from ongoing business activities; and

•	failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce

Because of these and other factors, we may not be able to effectively design restructuring programs in the future, and when implementing restructuring plans we may not be able to predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.

Our business is subject to increasing regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. Legislation is continually being introduced in the United States and other countries, and new or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the battery industry, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions, product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
We are subject to environmental laws and regulations that may expose us to significant liabilities.
We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or our predecessors’ current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third parties for natural resource damage, personal injury, property damage or other liabilities. Contamination has been identified at certain of our current and former facilities as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further cleanup obligations at these or other properties could have a material adverse effect on our businesses, results of operations or financial condition.
We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.
The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.
Significant estimation and judgment are required in determining our tax provisions for taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly audited by tax authorities and, although we believe our tax positions are defensible and our tax provision estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results and our financial condition.
Changes in production costs, including raw material prices, could erode our profit margins and negatively impact operating results.
Pricing and availability of raw materials, energy, shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production cost and may, therefore, have a material adverse effect on our business, results of operations and financial condition.
Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control.
Operations of our manufacturing and packaging facilities worldwide and of our corporate offices, and the methods we use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China, and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.
We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.
As of June 30, 2015, our total aggregate outstanding indebtedness was approximately $999 million, with an additional approximately $250 million available under a senior secured revolving credit facility, excluding letters of credit totaling approximately $11.3 million.
This significant amount of debt could have important consequences to us and our shareholders, including:

•
requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;

•	restrictive covenants in our debt arrangements which limit our operations and borrowing, and place restrictions on our ability to pay dividends or repurchase common stock;

•	the risk of a future credit ratings downgrade of our debt increasing future debt costs and limiting the future availability of debt financing;

•
increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt;

•
placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged with debt and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
We may need additional financing in the future, and such financing may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
In addition to any debt obligations we incurred in connection with the separation, we may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, or at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants. Generally, to the extent that we incur additional indebtedness, all of the risks described above in connection with our debt obligations could increase.
If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
The vast majority of our total revenues are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the United States, the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition, which could negatively impact our operating results. If other parties infringe on our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.
Our future financial performance and success are dependent on our ability to execute our business strategy successfully.
Our future financial performance and success are dependent on our ability to execute our business strategy successfully. Our products are currently marketed and sold through a direct sales force (with a dedicated commercial organization) and exclusive and non-exclusive third-party distributors and wholesalers. As part of the separation, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers. We also decreased or eliminated our business operations in certain countries with large numbers of local and regional low-cost competitors in order to increase our profitability. In addition, we shifted from our a decentralized management structure to a model in which each segment is managed centrally. We expect that these changes in our business strategy will enable us to reach new retailer customers and consumers, and focus our business operations on more profitable markets. However, the use of distributors in markets where we have historically maintained a direct presence could adversely impact the reputation of our brands and negatively impact our results of operations. Despite our efforts, we cannot guarantee that we will be able to efficiently implement our strategy in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategy, or meet competitive challenges. If we are unable to execute our business strategy successfully, our revenues and marketability may be adversely affected.
If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and may have adverse effects on our existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.
We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel, including future members of our management team. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future. Additionally, the escalating costs of offering and administering health care, retirement and other benefits for employees could result in reduced profitability.
We may experience losses or be subject to increased funding and expenses related to our pension plans.
We assumed pension plan liabilities related to our current and former employees in connection with the separation. Although in November 2012 our former parent company approved and communicated changes to its U.S. pension plan (including the plans assumed by Energizer in the separation) so that, effective January 1, 2014, the pension benefit earned to date by active participants under the legacy U.S. pension plan is frozen and future retirement service benefits will no longer accrue under this retirement program, our pension plan obligations are significant. If the investment of plan assets does not provide the expected long-term returns, if interest rates or other assumptions change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions, which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.
Our credit ratings are important to our cost of capital.
We expect that the major credit rating agencies will continue to evaluate our creditworthiness and give us specified credit ratings. These ratings would be based on a number of factors, including our financial strength and financial policies as well as our strategies, operations and execution. These credit ratings are limited in scope, and do not address all material risks related to investment in Energizer, but rather reflect only the view of each rating agency at the time the rating is issued. Nonetheless, the credit ratings we receive will impact our borrowing costs as well as our access to sources of capital on terms that will be advantageous to our business. Failure to obtain sufficiently high credit ratings could adversely affect the interest rate in future financings, our liquidity or our competitive position and could also restrict our access to capital markets. There can be no assurance that any credit ratings we receive will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by the applicable rating agencies if, in such rating agency’s judgments, circumstances so warrant.
Risks Related to the Separation
We have no recent history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Energizer prior to our separation from our former parent refers to Energizer’s business as operated by and integrated with our former parent. Our historical and pro forma financial information prior to our separation from our former parent is derived from the consolidated financial statements and accounting records of our former parent. Accordingly, the historical and pro forma financial information prior to our separation from our former parent does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, our business was operated by our former parent as part of its broader corporate organization, rather than as an independent company. Our former parent or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, public affairs and finance. Our historical and pro forma financial results reflect allocations of corporate expenses from our former parent for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•
Historically, we have shared economies of scope and scale with our former parent in costs, employees, vendor relationships and customer relationships. Although we have entered into transition agreements with our former parent, these arrangements are limited in duration and may not fully capture the benefits that we have enjoyed as a result of being integrated with our former parent.

•
As a part of our former parent, we took advantage of our former parent's overall size and scope to procure more advantageous distribution arrangements, including shipping costs and arrangements. As a standalone company, we may be unable to obtain similar arrangements to the same extent as our former parent did, or on terms as favorable as those our former parent obtained.

•	The cost of capital for our business may be higher than our former parent's cost of capital prior to the separation.

•
In connection with the separation, we shifted a portion of our business towards exclusive and non-exclusive third-party distribution arrangements rather than directly selling product to our retail customers. Our retail customers who prefer to buy directly from us may reduce or terminate their purchases from us as a result of this new strategy. In addition, we cannot ensure that we will be able to negotiate the most advantageous distribution agreements, or that the third-party distributors will operate under the same standards as we would have or will not take actions that could damage our reputations or brands.

We may not achieve some or all of the expected benefits of the separation, and the separation may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of our former parent because our business is less diversified than our former parent's business prior to the completion of the separation; (b) we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those our former parent obtained prior to completion of the separation; and (c) the separation has entailed changes to our information technology systems, reporting systems, supply chain and other operations that may require significant expense and may not be implemented in an as timely and effective fashion as we expect. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are now subject as a standalone publicly traded company.
Our financial results previously were included within the consolidated results of our former parent, and we believe that our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the separation, we are now directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources. We may not have sufficient time following the separation to meet these obligations by the applicable deadlines.
Moreover, to comply with these requirements, we expect to migrate our systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In connection with our separation from our former parent, our former parent agreed to indemnify us for certain liabilities and we agreed to indemnify our former parent for certain liabilities. If we are required to pay under these indemnities to our former parent, our financial results could be negatively impacted. The indemnity from our former parent may not be sufficient to hold us harmless from the full amount of liabilities for which our former parent was allocated responsibility, and our former parent may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements with our former parent, our former parent agreed to indemnify us for certain liabilities, and we agreed to indemnify our former parent for certain liabilities, in each case for uncapped amounts. Indemnity payments that we may be required to provide to our former parent are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the separation and related transactions. Third parties could also seek to hold us responsible for any of the liabilities that our former parent has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from our former parent may not be sufficient to protect us against the full amount of such liabilities, and our former parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify our former parent for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
In connection with our spin-off, our former parent received an opinion of counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain representations, statements and undertakings of Energizer, including those relating to the past and future conduct of Energizer. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if our former parent or Energizer breaches any of its covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding the opinion of counsel, the Internal Revenue Service, which we refer to as the “IRS,” could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
Under the tax matters agreement with our former parent, Energizer may be required to indemnify our former parent against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of Energizer, whether by merger or otherwise (and regardless of whether Energizer participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Energizer or (iii) any of Energizer’s representations or undertakings in connection with the separation and the distribution being incorrect or violated. Any such indemnity obligations could be material. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in non-U.S. jurisdictions, which may be material.

We may not be able to engage in desirable strategic or capital-raising transactions following the separation.
Under current law, a spin-off can be rendered taxable to the parent corporation and its shareholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to Energizer’s indemnity obligation described immediately above, the tax matters agreement restricts Energizer, for the two-year period following the separation, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of shares of Energizer common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing Energizer shares other than in certain open-market transactions, (iv) ceasing to actively conduct the Household Products businesses or (v) taking or failing to take any other action that prevents the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit Energizer’s ability to pursue certain equity issuances, strategic transactions or other transactions that may maximize the value of Energizer’s business.
The terms we received in our agreements with our former parent could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we entered into with our former parent in connection with the separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement and reciprocal trademark license agreements, were prepared in the context of the separation while Energizer was still a wholly owned subsidiary of our former parent. Accordingly, during the period in which the terms of those agreements were prepared, Energizer did not have an independent board of directors or a management team that was independent of our former parent. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between our former parent and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, are likely to have resulted in more favorable terms to the unaffiliated third party.
We may be held liable to our former parent if we fail to perform certain services under the transition services agreement, and the performance of such services may negatively impact our business and operations.
Energizer and our former parent entered into a transition services agreement in connection with the separation pursuant to which Energizer and our former parent will provide each other certain transitional services, including treasury and employee benefits administration, information technology, distribution and importation, regulatory and general administrative services, on an interim, transitional basis. The fees we will be paid under the transition services agreement may not be adequate to compensate us for the costs of performing the services. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by our former parent. In addition, during the transition services periods, our management and employees may be required to divert their attention away from our business in order to provide services to our former parent, which could adversely affect our business.
We expect to incur both one-time and ongoing material costs and expenses as a result of our separation from our former parent, which could adversely affect our profitability.
We expect to incur both one-time and ongoing costs and expenses greater than those we previously incurred as a result of our separation from our former parent. These increased ongoing costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions, and it is possible that these costs will be material to our business. These estimates are based on currently known facts and may change materially as future operating decisions are made.
Transfer or assignment to us of certain contracts and other assets may require the consent of a third party. If such consent is not given, we may not be entitled to the benefit of such contracts, and other assets in the future.
Transfer or assignment of certain of the contracts and other assets in connection with our separation from our former parent require the consent of a third party to the transfer or assignment. In addition, in some circumstances, we are joint beneficiaries of contracts, and we will need to enter into a new agreement with the third party to replicate the existing contract or assign the portion of the existing contract related to our business. Some parties may use the consent requirement to seek more favorable contractual terms from us, which we expect would primarily take the form of price increases, which may require us to expend additional resources in order to obtain the services or assets previously provided under the contract, or to seek arrangements with new third parties. If we are unable to obtain such consents on commercially reasonable and satisfactory terms, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to us as part of our separation from our former parent, and we may be required to seek alternative arrangements to obtain the distribution, wholesale, retail, legal, accounting, auditing, administrative and other services and assets that we would otherwise have had under such agreements. In addition, where we do not intend to obtain consent from third-party counterparties based on our belief that no consent is required, the third-party counterparties may challenge a transfer of assets to us on the basis that the terms of the applicable commercial arrangements require their consent. We may incur substantial litigation and other costs in connection with any such claims and, if we do not prevail, our ability to use these assets could be adversely impacted.
Our former parent may fail to perform under various transaction agreements executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation, Energizer and our former parent entered into a separation and distribution agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement and reciprocal trademark license agreements. The separation agreement, the tax matters agreement and the employee matters agreement, together with the documents and agreements by which the internal reorganization was effected, determined the allocation of assets and liabilities between the companies following the separation for those respective areas and included indemnifications related to liabilities and obligations. The transition services agreement provided for the performance of certain services by each company for the benefit of the other for a period of time after the separation. If our former parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that our former parent currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from our former parent's systems to ours.
Risks Related to Our Common Stock
We cannot guarantee the timing, amount or payment of dividends on our common stock.
Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Directors.

The Board of Director’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our

Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.

Your percentage of ownership in Energizer may be diluted in the future.
In the future, your percentage ownership in Energizer may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and employees. Our employees will have stock-based awards that correspond to shares of our common stock after the distribution as a result of conversion of their stock-based awards from the stock of our former parent to our stock. We anticipate that our compensation committee will grant additional stock-based awards to our employees after the distribution. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.
In addition, our amended and restated articles of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
Certain provisions in our amended and restated articles of incorporation and bylaws, and of Missouri law, may deter or delay an acquisition of Energizer.
Our amended and restated articles of incorporation and amended and restated bylaws contain, and the General and Business Corporation Law of Missouri, which we refer to as “Missouri law,” contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover by making the replacement of incumbent directors more time-consuming and difficult. These provisions include, among others:

•	the inability of our shareholders to call a special meeting;

•	rules regarding how we may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board of Directors to issue preferred stock without shareholder approval;

•	the initial division of our Board of Directors into three classes of directors, with each class serving a staggered three-year term;

•
a provision that our shareholders may only remove directors “for cause” and with the approval of the holders of two-thirds of our outstanding voting stock at a special meeting of shareholders called expressly for that purpose;

•	the ability of our directors, and not shareholders, to fill vacancies on our Board of Directors; and

•
the requirement that any amendment or repeal of specified provisions of our amended and restated articles of incorporation (including provisions relating to directors, calling special meetings, shareholder-initiated business and director nominations, action by written consent and amendment of our amended and restated bylaws) must be approved by the holders of at least two-thirds of the outstanding shares of our common stock and any other voting shares that may be outstanding, voting together as a single class.

In addition, because we have not chosen to opt out of coverage of Section 351.459 of Missouri law, which we refer to as the “business combination statute,” these provisions could also deter or delay a change of control. The business combination statute restricts certain business combination transactions between us and an “interested shareholder,” generally any person who, together with his or her affiliates and associates, owns or controls 20% or more of the outstanding shares of our voting stock, for a period of five years after the date of the transaction in which the person becomes an interested shareholder, unless either such transaction or the interested shareholder’s acquisition of stock is approved by our Board on or before the date the interested shareholder obtains such status. The business combination statute also provides that, after the expiration of such five-year period, business combinations are prohibited unless (i) the holders of a majority of the outstanding voting stock, other than the stock owned by the interested shareholder, or any affiliate or associate of such interested shareholder, approve the business combination or (ii) the business combination satisfies certain detailed fairness and procedural requirements.
We believe that these provisions will help to protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could deter or delay an acquisition that our Board of Directors determines is not in our best interests or the best interests of our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, Energizer could be required to indemnify our former parent for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	August 11, 2015

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1**
Separation and Distribution Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.2**
Tax Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.3**
Employee Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.4**
Transition Services Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.5
Contribution Agreement by and between the Company and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated June 30, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 30, 2015).

3.1	Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 30, 2015).

3.2	Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed June 30, 2015).

4.1
Indenture, dated June 1, 2015, by and among Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.), the Guarantors (as defined therein) and The Bank Of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 2, 2015).

4.2	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1).

10.1	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2
Credit Agreement dated June 30, 2015 by and among Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.), each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2015).

10.3
Escrow Agreement, dated June 1, 2015, by and among Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.), JPMorgan Chase Bank, N.A., in its capacities as administrative agent for certain lenders and as escrow agent, and certain other financial institutions (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2015).

10.4
Purchase Agreement, dated as of May 15, 2015, by and among Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.), and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.5
Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.6
Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.8	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.9
Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.10
Form of Change of Control Employment Agreement with certain officers, including Messrs. Hoskins, Hamm, LaVigne and Gorman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.11	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.13	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.14*	Form of Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan.

31(i)*
Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*
Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Combined Statements of Earnings, (ii) the unaudited Combined Balance Sheets, (iii) the unaudited Combined Statements of Cash Flows, and (iv) Notes to Combined Financial Statements (Condensed). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*       Filed herewith.
**     The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.