Form 10-K
period 2015-09-30
ENERGIZER HOLDINGS, INC.
filed 2015-11-20
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

Commission File No. 001-36837

ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	36-4802442
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

533 Maryville University Drive
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 985-2000
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐      No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes: ☐     No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒      No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes: ☒      No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 31, 2015, the registrant's common stock was not publicly traded.

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 18, 2015: 62,398,438.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held February 1, 2016. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2015. (Part III of Form 10-K).

Part I.
Item 1. Business.
Our Company
Energizer Holdings, Inc. (Energizer), through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products.

Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer® and Eveready®, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). To effect the separation, Edgewell undertook a series of transactions to separate net assets and legal entities.

To facilitate the Spin-Off, Edgewell distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to its shareholders. Under the terms of the spin-off, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date.

As a result of the Spin-Off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange, trading under the symbol "ENR."

When we use the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
Unless indicated otherwise, the information concerning our industry contained in this information statement is based on Energizer’s general knowledge of and expectations concerning the industry. Energizer’s market position, market share and industry market size are based on estimates using Energizer’s internal data and estimates, based on data from various industry analyses, its internal research and adjustments and assumptions that it believes to be reasonable. Energizer has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, Energizer believes that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, Energizer’s estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Our Reporting Segments
While consumers can buy our products around the globe, Energizer organizes its business into four geographic reportable segments:

•	North America, which is comprised of the U.S. and Canada;

•	Latin America, which includes our markets in Mexico, the Caribbean, Central America and South America;

•	Europe, Middle East and Africa (EMEA); and

•	Asia Pacific, which is comprised of our markets in Asia, Australia and New Zealand.

See Note 21, “Segments,” to our Consolidated Financial Statements and Management's Discussion and Analysis for information regarding net sales by reportable segment.
Our Products
Today, Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In addition, Energizer has an extensive line of lighting products designed to meet a variety of consumer needs. We distribute, market, and license lighting products including headlights, lanterns, kid’s lights and area lights. In addition to the Energizer and Eveready brands, we market our flashlights under the Hard Case®, Dolphin®, and

WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer and Eveready brands to companies developing consumer solutions in gaming, automotive batteries, portable power for critical devices (like smart phones), LED light bulbs and other lighting products.

Energizer has a long history of innovation within our categories. Since our commercialization of the first dry-cell battery in 1893 and the first flashlight in 1899, we have been committed to developing and marketing new products to meet evolving consumer needs and consistently advancing battery technology as the universe of devices powered by batteries has evolved. Over the past 100+ years we have developed or brought to market:

•	the first flashlight;

•	the first mercury-free alkaline battery;

•	the first mercury-free hearing aid battery;

•	Energizer Ultimate Lithium™, the world’s longest-lasting AA and AAA battery for high-tech devices; and

•	Energizer EcoAdvanced®, the world’s first high performance AA battery made with 4% recycled batteries.

Our approach is grounded in meeting the needs of consumers. In household batteries, we offer a broad portfolio of batteries that deliver long-lasting performance, reliability and quality, which we believe provide consumers the best overall experience.

In addition to primary battery technology we offer consumers primary rechargeable options, as well as hearing aid and specialty batteries. This broad portfolio allows us to penetrate a wide range of markets and consumer segments.

There are numerous and varied types of devices that require batteries, including:

•	toys and gaming controllers;

•	flashlights, clocks, radios, remotes and smoke detectors;

•	wireless computer input devices (such as keyboards and mice);

•	smart home automation; and

•	medical and fitness devices.

Our technically advanced line of portable lighting products is designed to meet a breadth of consumer needs, from outdoor activities to emergency situations. With our experience and insight, we are bringing lighting solutions to market that are designed to enhance the lives of consumers worldwide. Our portable lighting portfolio focuses on:

•	headlights that deliver performance, mobility and improved vision;

•	Energizer with Light Fusion Technology, which is a combination of technology and creative design ideas to make our most powerful and portable light ever;

•	our Dolphin brand, which is designed for a range of outdoor and work activities, is impact resistant and waterproof;

•	our line of lanterns and area lights, which are a safe, reliable way to provide area illumination where it is needed; and

•	our Hard Case Professional Line, with solutions for do-it-yourself and professional users.

The table below sets forth our net sales by product class for the last three fiscal years.

	For the year ended September 30,
(dollar amounts in millions)	2015	2014	2013
Net Sales
Alkaline batteries	$1,044.9	$1,167.6	$1,241.0
Other batteries and lighting products	586.7	672.8	771.2
Total net sales	$1,631.6	$1,840.4	$2,012.2
To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.
Our Industry
Our business is highly competitive, both in the U.S. and on a global basis. As a large manufacturer with global operations, we compete for consumer acceptance and limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price. Additionally, an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this has and could continue to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, has and could continue to put additional pressure on our results going forward.

In household batteries, Energizer offers batteries using carbon zinc, alkaline, lithium, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In the higher-price premium and performance market segments, characterized by the alkaline and lithium technologies, our primary competitor is Duracell International, Inc. Duracell, which primarily produces batteries using alkaline technology, is a significant competitor in North America, Latin America, Asia and EMEA. In the price-conscious market segment, characterized by alkaline and carbon zinc technologies, we compete with a number of local country and regional manufacturers of private-label, or “non-branded,” batteries, as well as branded battery manufacturers such as Spectrum Brands, Inc. and Panasonic Corporation, primarily in Latin America, Asia and EMEA.

Alkaline and lithium batteries are generally both more technologically advanced and generally more expensive, with a longer battery life, than carbon zinc batteries. Our sales in North America, Europe and more developed economies throughout the world are concentrated in alkaline batteries.

We believe that private-label, or “non-branded,” sales by large retailers also have an impact on the market in some parts of the world, particularly in certain European markets such as Germany, France and Spain.

In connection with the separation, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers, and decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy.

Sales and Distribution
We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, military stores and ecommerce. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2015, only Wal-Mart stores, Inc. and its subsidiaries, as a group, accounted for ten percent or more of the Company's annual sales in fiscal year 2015.

Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. Our products are sold through both “modern” and “traditional” trade. “Modern” trade, which is most prevalent in North America, Western Europe, and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. “Traditional” trade, which is more common in developing markets in Latin America, Asia and EMEA, generally refers to sales by individuals or small retailers who may not have a national or regional presence.

Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.

Sources and Availability of Raw Materials
The principal raw materials used by Energizer include electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of the raw materials required for our operations are available at the present time, although we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, we have not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward contracts for various ingredients to assure supply and to protect margins on anticipated sales volume.

Our Patents, Technology and Trademarks
We own thousands of Energizer and Eveready trademarks globally, which we consider of substantial importance and which are used individually or in conjunction with other Energizer trademarks. Our ability to compete effectively in the battery and portable lighting categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. As of September 30, 2015, the Energizer trademark was registered in 177 countries, and the Eveready trademark was registered in 155 countries, including, in each case, in the United States. The actual number of Energizer and Eveready trademarks, including related designs, slogans and sub-brands, is currently over 3,600. We also own a number of patents, patent applications and other technology which we believe are significant to our business. These relate primarily to battery product and lighting device improvements and additional battery product features.

As of September 30, 2015, we owned approximately 537 unexpired United States patents which have a range of expiration dates from October 2015 to April 2032, and approximately 61 United States pending patent applications. We expect to routinely prepare additional patent applications for filing in the United States. We also actively pursue foreign patent protection in a number of foreign countries. As of September 30, 2015, we owned (directly or beneficially) approximately 962 foreign patents and approximately 123 patent applications pending in foreign countries.

Seasonality
Sales and operating profit for our business tend to be seasonal, with increased purchases of batteries by consumers and increases in retailer inventories during our fiscal first quarter. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales.

Employees
As of September 30, 2015, we have approximately 5,100 employees, including approximately 1,300 employees based in the U.S. Approximately 30 employees are unionized, primarily at our Marietta, Ohio facility. Overall, we consider our employee relations to be good.

Governmental Regulations and Environmental Matters
Our operations are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment.

Contamination has been identified at certain of our current and former facilities as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution that we have been identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act, and that we will be required to share in the cost of cleanup. The amount of our ultimate liability in connection with such facilities and sites will depend on many factors, including the type and extent of contamination, the remediation methods and technology to be used, the extent to which other parties may share liability and, in the case of waste disposal sites, the volume and toxicity of material contributed to the site. In the fourth quarter of fiscal year 2015, we spent approximately $280,000 on environmental remedial matters. However, our remediation costs could increase, including from the discovery of additional contamination or the imposition of further cleanup obligations.

Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements, including any requirements related to global climate change, or other factors. For example, many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In addition, certain regulations have been enacted or are being considered in North America and certain European and Latin American countries with respect to battery recycling programs.

Any imposition of more stringent environmental requirements may increase the risk and expense of doing business in such countries.

Available Information
Energizer regularly files periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at www.sec.gov. These filings are also available free of charge on Energizer's website, at www.energizerholdings.com, as soon as reasonably practicable after their electronic filing with the SEC. Information on Energizer's website does not constitute part of this Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the following risks and other information in this filing in evaluating Energizer and Energizer common stock. Any of the following risks and uncertainties could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We face risks associated with global economic conditions.
Unfavorable global economic conditions and uncertainty about future economic prospects could reduce consumer demand for our products. This could occur as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower cost options such as private label brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

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

Competition is based upon brand perceptions, innovation, product performance, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor, Duracell International, Inc., has, and our other competitors may have, substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors have obtained, and may in the future be able to obtain, exclusive distribution rights at particular retailers or favorable in-store placement; and

•	we may lose market share to private label brands sold by retail chains or to price brands sold by local and regional competitors, which are typically sold at lower prices than our products.

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

Sales of our battery products may be impacted by further changes in technology and device trends, which could impair our operating results and growth prospects.
We believe an increasing number of devices are using built-in battery systems, particularly in developed markets, leading to a declining volume trend in the battery category, which we expect will continue. This has and will likely continue to have a negative impact on the demand for primary batteries. This trend has and will continue to put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space. Development and commercialization of new battery or device technologies not available to us could also negatively impact our results and prospects.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
Our business is currently conducted on a worldwide basis, with more than half of our sales in fiscal year 2015 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment, local employment, local training or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•
political or economic instability, government nationalization of business or industries, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt and the Middle East and Latin America;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	difficulty in enforcing contractual and intellectual property rights; and

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

Our operations depend on the use of information technology systems that are subject to data privacy regulations and could be the target of cyberattack.
Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. Additionally, our systems are subject to regulation to preserve the privacy of certain data held on those systems. As a result, a failure to comply with applicable regulations or an unauthorized breach or cyberattack could negatively impact our revenues and increase our operating and capital costs. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks.

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
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. Legislation is continually being introduced in the United States and other countries, and new or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the battery industry, are likely and could have an adverse impact on our business. Such actions also increase the risk of personal injury or property damage from inappropriately handled post-consumer recycled battery collection and processing. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations in the areas above, as well laws or regulations related to competition/antitrust, anti-corruption, trade compliance and other areas, could subject us to material civil remedies, including fines, damages, injunctions, product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

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
As of September 30, 2015, our total aggregate outstanding indebtedness was approximately $1 billion, with an additional approximately $243.6 million available under a senior secured revolving credit facility, excluding letters of credit totaling approximately $6.4 million.
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
In addition to any debt obligations we incurred in connection with the separation, we may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, or at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants. Generally, to the extent that we incur additional indebtedness, all of the risks described above in connection with our debt obligations could increase.

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
Our products are currently marketed and sold through a dedicated commercial organization and exclusive and non-exclusive third-party distributors and wholesalers. As part of the separation, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers. We also decreased or eliminated our business operations in certain countries with large numbers of local and regional low-cost competitors in order to increase our profitability. In addition, we shifted from a decentralized management structure to a model in which many functions are managed centrally. We expect that these changes in our business strategy will enable us to reach new retail customers and consumers, and focus our business operations on more profitable markets. However, the use of distributors in markets where we have historically maintained a direct presence could adversely impact the reputation of our brands and negatively impact our results of operations. Despite our efforts, we cannot guarantee that we will be able to efficiently implement our strategy in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategy, or meet competitive challenges. If we are unable to execute our business strategy successfully, our revenues and marketability may be adversely affected.

If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and may have adverse effects on our existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.

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
We assumed pension plan liabilities related to our current and former employees in connection with the separation. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy U.S. pension plan was frozen and future retirement service benefits are no longer accrued under this retirement program; however, our pension plan obligations remain significant. If the investment of plan assets does not provide the expected long-term returns, if interest rates or other assumptions change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions, which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

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

Risks Related to the Spin-Off

We have no recent history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Energizer prior to our separation from our former parent refers to Energizer’s business as operated by and integrated with our former parent. Our historical financial information prior to our separation from our former parent is derived from the consolidated financial statements and accounting records of our former parent. Accordingly, the historical financial information prior to our separation from our former parent does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, our business was operated by our former parent as part of its broader corporate organization, rather than as an independent company. Our former parent or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, public affairs and finance. Our historical financial results reflect allocations of corporate expenses from our former parent for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

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

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from our former parent. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report.
We may not achieve some or all of the expected benefits of the separation, and the separation may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of our former parent because our business is less diversified than our former parent's business prior to the completion of the separation; (b) we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those our former parent obtained prior to completion of the separation; and (c) the separation has entailed changes to our information technology systems, reporting systems, supply chain and other operations that may require significant expense and may not be implemented in an as timely and effective fashion as we expect. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, financial condition, results of operations and cash flows.

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
Pursuant to the separation agreement and certain other agreements with our former parent, our former parent agreed to indemnify us for certain liabilities, and we agreed to indemnify our former parent for certain liabilities, in each case for uncapped amounts. Indemnity payments that we may be required to provide to our former parent are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the separation and related transactions. Third parties could also seek to hold us responsible for any of the liabilities that our former parent has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from our former parent may not be sufficient to protect us against the full amount of such liabilities, and our former parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition and results of operations.

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

Under the tax matters agreement with our former parent, Energizer may be required to indemnify our former parent against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of Energizer, whether by merger or otherwise (and regardless of whether Energizer participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Energizer or any of Energizer’s representations or undertakings in connection with the separation and the distribution being incorrect or violated. Any such indemnity obligations could be material. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in non-U.S. jurisdictions, which may be material.

We may not be able to engage in desirable strategic or capital-raising transactions due to the separation.
Under current law, a spin-off can be rendered taxable to the parent corporation and its shareholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to Energizer’s indemnity obligation described above, the tax matters agreement restricts Energizer, for the two-year period following the separation, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of shares of Energizer common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing Energizer shares other than in certain open-market transactions, (iv) ceasing to actively conduct the Household Products businesses or (v) taking or failing to take any other action that prevents the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit Energizer’s ability to pursue certain equity issuances, strategic transactions or other transactions that may maximize the value of Energizer’s business.

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
Energizer and our former parent entered into a transition services agreement in connection with the separation pursuant to which Energizer and our former parent will provide each other certain transitional services, including treasury and employee benefits administration, information technology, distribution and importation, regulatory and general administrative services, on an interim, transitional basis. The fees we will be paid under the transition services agreement may not be adequate to compensate us for the costs of performing the services. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by our former parent. In addition, during the transition services periods, our management and employees may be required to divert their attention away from our business in order to provide services to our former parent, which could adversely affect the business.

We have and expect to incur material costs and expenses as a result of our separation from our former parent, which could adversely affect our profitability.
We have and expect to incur material costs and expenses greater than those we previously incurred as a result of our separation from our former parent. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions, and it is possible that these costs will be material to our business.

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

The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.

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

1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive office is in St. Louis, Missouri. Below is a list of Energizer's principal plants and facilities as of the date of filing. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.

North America
Asheboro, NC (an owned manufacturing plant and packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Walkerton, Ontario, Canada (an owned packaging facility)
Westlake, OH (an owned research facility)

Asia
Bogang, People’s Republic of China (a leased manufacturing facility)
Cimanggis, Indonesia (an owned manufacturing facility on leased land)
Jurong, Singapore (an owned manufacturing facility on leased land)
Shenzhen, People’s Republic of China (a leased manufacturing facility)

Europe, Middle East, and Africa
Alexandria, Egypt (an owned manufacturing facility)

In addition to the properties identified above, Energizer and its subsidiaries own or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

Through our global supply chain and global manufacturing footprint, we strive to meet diverse consumer demands within each of the markets we serve. Our portfolio of household and specialty batteries and portable lighting products is distributed through a global sales force and global distributor model.

Item 3. Legal Proceedings

We are parties to a number of legal proceedings in various jurisdictions arising out of our business operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to our financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.
See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.
Item 4. Mine Safety Disclosure

None.

Executive Officers Of The Registrant.
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of September 30, 2015. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins- President and Chief Executive Officer. Before the spin transaction, Mr. Hoskins was President and Chief Executive Officer of Energizer Household Products, a position he has held since April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration and Marketing from Western New England College and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 54.

Brian K. Hamm- Executive Vice President and Chief Financial Officer. Before the spin transaction Mr. Hamm was Vice President, Controller and Chief Accounting Officer of our former parent. Mr. Hamm had been with our former parent since 2008, previously serving as Vice President, Global Business Transformation and Vice President, Global Finance, Energizer Household Products. Mr. Hamm led the 2013 enterprise-wide restructuring project and was a driving force behind our former parent's Working Capital initiative, pre-spin. Prior to joining the company, he spent 10 years with PepsiAmericas, Inc., a publicly traded beverage company, most recently as Vice President, Domestic Planning. Mr. Hamm holds a B.S. in Accountancy from the University of Illinois. Age: 42.

Gregory T. Kinder- Executive Vice President and Chief Supply Chain Officer. Mr. Kinder has strong experience in maximizing efficiencies across end-to-end Supply Chain and the ability to leverage the scale of our company globally. He joined our former parent in May 2013, bringing with him over 30 years of Procurement, Supply Chain, and Operations experience. He has previously worked with leading manufacturing companies and suppliers across diverse industries and geographies, including experience working and living abroad for five years in Europe and six years in Asia (Singapore and Shanghai, China). Prior to joining the company, Mr. Kinder served as Vice President and Chief Procurement Officer at Doosan Infracore International, Inc. from 2009 to 2013. He has also served as Vice President, Global Sourcing for Modine Manufacturing Company. Mr. Kinder also held a variety of purchasing and supply chain/operations related positions over 21 years with Johnson Controls, Inc., including Vice President of Purchasing, APAC. Mr. Kinder holds a B.A. in Procurement and Materials Management and Production Operations from Bowling Green State University. Age: 54.

Mark S. LaVigne- Executive Vice President and Chief Operating Officer. He has been with our former parent since 2010, most recently serving as the Separation Lead and a member of the Executive Steering Committee in addition to his duties as Vice President, General Counsel and Secretary. Prior to joining the company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent on its Playtex and Edge/Skintimate acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 44

Emily K. Boss- Vice President, General Counsel. Ms. Boss brings over 25 years of experience and expertise to her role as Vice President, General Counsel. She joined our former parent in September 2013 as Vice President and Associate General Counsel, Commercial and IP. Prior to joining the company, Ms. Boss spent 14 years at Georgia-Pacific where she was Assistant General Counsel in Consumer Products & Intellectual Properties from 2007 to 2013. Before that, she spent nine years at Diageo PLC, a beverage segment consumer packaged goods company where she last served as Vice President and Assistant General Counsel. Ms. Boss holds a J.D. from George Mason University School of Law and a B.S. in Political Science from James Madison University. Age: 53.

Sue K. Drath - Chief Human Resource Officer. Before the spin transaction Ms. Drath was Vice President, Global Rewards of our former parent. In this role, Sue was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 45.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2015, there were approximately 9,480 shareholders of record of the Company's Common Stock.
The following table sets forth the range of market prices for the period from June 12, 2015 to June 30, 2015, when the Company was trading on a "when issued" basis, and post separation from July 1, 2015 to September 30, 2015.

Market Price Range                      FY 2015

Third Quarter (June 12, 2015 - June 30, 2015)        $ 33.00         -     $35.00
Fourth Quarter                        $ 34.00         -     $42.31

On January 9, 2015, Energizer issued 1,000 shares of its common stock to its former parent pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act). We did not register the issuance of the issued shares under the Securities Act because such issuance did not constitute a public offering.
On June 30, 2015, in connection with the consummation of the Spin-Off, Energizer and Edgewell entered into the Contribution Agreement (the “Contribution Agreement”) pursuant to which Energizer issued to Edgewell 62,192,281 shares of Energizer’s common stock, par value $0.01 per share, and transferred approximately $1 billion in cash, to Edgewell in connection with Edgewell’s contribution of certain assets to Energizer immediately prior to the completion of the Spin-Off. To the extent applicable, the issuance of shares by Energizer to Edgewell pursuant to the Contribution Agreement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
The Company made a quarterly dividend payment of $0.25 per share during the fourth fiscal quarter of 2015. The Company expects to continue to pay regular quarterly dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared at the sole discretion of the Company's Board of Directors. See Item 1A - Risk Factors - Risks Related to Our Common Stock - We cannot guarantee the timing, amount or payment of dividends on our common stock.”

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2015 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	1,197	$42.00	—	7,500,000
August 1, 2015 - August 31, 2015	—	—	—	7,500,000
September 1, 2015 - September 30, 2015	1,018	$40.49	—	7,500,000
(1) 2,215 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. No shares were repurchased on the open market during the fiscal year under this share repurchase authorization. Subsequent to the end of fiscal 2015 and through the date of this report, the Company has repurchased approximately 580,000 shares of its common stock at an average price of $36.30 per share.
From October 1, 2015 through November 17, 2015, an additional 90,040 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

The following graph matches Energizer Holdings, Inc.'s cumulative 3-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/12/2015 (the first day our common stock began "when-issued" trading on the NYSE) to 9/30/2015.
These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	6/15	9/15
Energizer Holdings, Inc.	100.0	111.3
S&P Midcap 400	100.0	90.3
S&P Household Products	100.0	94.9

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2015, 2014, 2013, and 2012 and selected balance sheet data as of September 30, 2015, 2014 and 2013, as set forth below, from our audited Consolidated Financial Statements. We derived the selected statements of earnings data for the year ended September 30, 2011 and the selected balance sheet data as of September 30, 2012 and 2011 from Energizer’s unaudited underlying financial records, which were derived from the financial records of Edgewell. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For The Years Ended September 30,
	2015	2014	2013	2012	2011
Statements of Earnings Data
Net sales	$1,631.6	$1,840.4	$2,012.2	$2,087.7	$2,196.0
Depreciation and amortization	41.8	42.2	55.9	56.8	(a)
(Loss)/earnings before income taxes	(0.7)	215.2	162.0	257.6	(a)
Income taxes	3.3	57.9	47.1	70.6	(a)
Net (loss)/earnings	$(4.0)	$157.3	$114.9	$187.0	(a)
(Loss)/earnings per share: (b)
Basic	$(0.06)	$2.53	$1.85	$3.01	(a)
Diluted	$(0.06)	$2.53	$1.85	$3.01	(a)
Average shares outstanding: (b)
Basic	62.2	62.2	62.2	62.2	(a)
Diluted	62.2	62.2	62.2	62.2	(a)
Dividend per common share (c)	$0.25	$—	$—	$—	$—

	At September 30,
	2015	2014	2013	2012	2011
Balance Sheet Data
Working capital (d)	$658.7	$366.7	$357.9	$556.2	$587.9
Property, plant and equipment, net	205.6	212.5	240.6	318.0	338.1
Total assets	1,629.6	1,194.7	1,238.8	1,399.3	1,531.7
Long-term debt, including current maturities	998.0	—	—	—	—

(a)
Omission of data due to inability to provide this information without unreasonable effort and expense. A combination of factors resulted in our inability to provide this information without unreasonable effort and expense; the predominant factor being the existence of the underlying accounting data on a prior general ledger system. We believe the omission of this selected financial data does not have a material impact on a reader’s understanding of our financial results and related trends.

(b)
On July 1, 2015, Edgewell Personal Care Company (Edgewell) distributed 62.2 million shares of Energizer Holdings, Inc. (Energizer) common stock to Edgewell shareholders in connection with its spin-off of Energizer. See note 1, Description of Business and Basis of Presentation to the Consolidated Financial Statements for more information. Basic and diluted earnings per common share, and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

(c)	The Company issued a $0.25 per share dividend in the fourth fiscal quarter of 2015.

(d)	Working capital is current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

You should read the following MD&A in conjunction with the audited Consolidated Financial Statements and corresponding notes included elsewhere in this Annual Report. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see above “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s public filings.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted net earnings, adjusted net earnings per diluted share, operating results, organic net sales, gross margin, SG&A as a percent of net sales (exclusive of spin costs, restructuring related charges and integration expenses), advertising and promotional expense as a percent of net sales and other comparison changes, the costs associated with restructuring and other initiatives, costs associated with the spin-off transaction, cost of early debt retirement, certain charges related to the Venezuela deconsolidation, changes to our international go to market strategy, costs associated with acquisition integration, adjustments to prior year tax accruals and certain other items as outlined in this announcement, are not in accordance with, nor are they a substitute for GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking non-GAAP measures due to uncertainty regarding future restructuring related charges, spin-off related charges, the impact of fluctuations in foreign currency movements and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

The Separation

On July 1, 2015, Edgewell Personal Care Company completed the previously announced separation of its business (the spin-off or spin) into two separate independent public companies, Energizer Holdings, Inc. (Energizer or the Company) and Edgewell Personal Care Company (Edgewell). To effect the separation, Edgewell undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer now holds the Household Products’ product group and Edgewell holds the Personal Care product group. As a result of the Spin-Off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

In conjunction with the spin-off, on July 1, 2015, Edgewell distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to Edgewell shareholders. Under the terms of the spin-off of the Household Products business, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer Holdings, Inc., for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date. Edgewell structured the distribution to be tax-free to its U.S. shareholders for U.S. federal income tax purposes.

Energizer's first three fiscal quarters of 2015 as well as all of 2014 and 2013 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and Research & development (R&D) spending are directly attributable to our business. However, certain Selling, general, and administrative expense (SG&A), Interest expense and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company. Energizer's fourth fiscal quarter 2015 was our first quarter with stand-alone financial data.

Overview
General

Energizer, through its worldwide operating subsidiaries, is one of the world’s largest manufacturers and marketers of primary batteries and lighting products. Energizer manufactures, markets and/or licenses one of the most extensive product portfolios of household batteries, specialty batteries and portable lights. Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer and Eveready, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

Energizer has a long history of innovation within our categories. Since our commercialization of the first dry-cell battery in 1893 and the first flashlight in 1899, we have been committed to developing and marketing new products to meet evolving consumer needs and consistently advancing battery technology as the universe of devices powered by batteries has evolved. Over the past 100+ years we have developed or brought to market:

•	the first flashlight;

•	the first mercury-free alkaline battery;

•	the first mercury-free hearing aid battery;

•	Energizer Ultimate Lithium, the world’s longest-lasting AA and AAA battery for high-tech devices; and

•	Energizer EcoAdvanced, the world’s first high performance AA battery made with 4% recycled batteries.

Today, Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In addition, Energizer has an extensive line of lighting products designed to meet a breadth of consumer needs. We distribute, market, and/or license lighting products including headlights, lanterns, kid’s lights and area lights. In addition to the Energizer and Eveready brands, we market our flashlights under the Hard Case, Dolphin, and WeatherReady sub-brands.

Through our global supply chain, global manufacturing footprint and seasoned commercial organization, we seek to meet diverse customer demands within each of the markets we serve. Energizer distributes its portfolio of batteries and lighting products through a global sales force and global distributor model. We sell our products in multiple retail and business-to-business channels, including: mass merchandisers, club, electronics, food, home improvement, dollar store, auto, drug, hardware, convenience, sporting goods, hobby/craft, e-commerce, office, industrial, medical and catalogue.

In recent years, we have also focused on reducing our costs and improving our cash flow from operations. Our restructuring efforts and working capital initiative have resulted in substantial cost reductions and improved cash flows. These initiatives, coupled with our strong product margins over recent years, have significantly contributed to our results of operations and working capital position.

Energizer manages its business in four geographic reportable segments: North America, Latin America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Our four geographic segments have distinct characteristics that help Energizer deliver its strategic objectives.

North America. The North America segment, including the United States and Canada, accounts for approximately 51% of global sales and 60% of segment profit in fiscal year 2015. Sales in the U.S. represent a significant majority of sales in the North America segment.

The competitive environment in the North America segment has remained intense over the past several years. As a result, we have experienced distribution gains and losses. At the end of fiscal year 2013, we lost distribution within two major U.S. retail customers which resulted in market share and net sales declines.

Latin America. The Latin America segment, including Mexico, the Caribbean, Central America and South America, accounts for approximately 7% of global sales and 5% of segment profit in fiscal year 2015. Sales are distributed across the modern and traditional classes of trade. While carbon zinc battery sales continue to represent a sizable portion of the overall market volume, consumption of higher priced alkaline batteries continues to grow. The Energizer and Eveready dual brand strength allows us to compete effectively by focusing on alkaline and carbon zinc product solutions under a premium brand and a price brand.

In the second fiscal quarter of 2015, Edgewell recorded a one-time charge of $144.5 as a result of deconsolidating their Venezuelan subsidiaries, which had no accompanying tax benefit. Energizer was allocated $65.2 of this one-time charge. The Venezuela deconsolidation charge was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. Net sales and segment profit recognized prior to the deconsolidation, through the second quarter of fiscal 2015, are $8.5 and $2.5, respectively. Included within Energizer's fiscal year 2014 results for Venezuela are net sales of $25.8 and segment profit of $13.1. See “Financial Results” for further discussion.

EMEA. The EMEA segment accounts for approximately 23% of global sales and 15% of segment profit in fiscal year 2015. Premium and performance alkaline, as well as rechargeable battery penetration is high across many European markets, while carbon zinc represents the majority of the category volume in our Middle East and Africa markets. The Energizer and Eveready brands allow us to compete effectively across this diverse set of markets offering consumers and retailers a portfolio of products under a premium brand and a price brand.

The demand for private label batteries remains high in certain European markets, primarily Germany, France and Spain.

Asia Pacific. The Asia Pacific segment accounts for approximately 19% of global sales and 20% of segment profit in fiscal year 2015.

The Energizer and Eveready dual brand strength provides critical mass and category leadership in certain Asia Pacific markets as we are able to offer retailers and consumers a full portfolio of products both under a premium brand and a price brand.

We use the Energizer name and logo as our trademark as well as those of our subsidiaries. Product names appearing throughout are trademarks of Energizer. This Management’s Discussion and Analysis of Financial Condition and Results of Operations also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Financial Results

Net loss for the fiscal year ended September 30, 2015 was $4.0, or a loss of $0.06 per diluted share, compared to net earnings of $157.3, or $2.53, per diluted share and net earnings of $114.9, or $1.85, per diluted share, for the fiscal year ended September 30, 2014 and 2013, respectively.

(Loss)/earnings before income taxes, net (loss)/earnings and diluted (loss)/earnings per share (EPS) for the time periods presented were impacted by certain items related to the Venezuela deconsolidation, spin-off transaction costs, restructuring and realignment activities, acquisition integration costs, spin-off transaction costs, adjustments to prior years' tax accruals and certain other adjustments as described in the tables below. The impact of these items on reported (loss)/earnings before income taxes, reported net (loss)/earnings and reported net (loss)/earnings per diluted share are provided below as a reconciliation to arrive at respective non-GAAP measures.

	For The Years Ended September 30,
	(Loss) / Earnings Before Income Taxes			Net (Loss)/Earnings			Diluted EPS
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Reported - GAAP	$(0.7)	$215.2	$162.0	$(4.0)	$157.3	$114.9	$(0.06)	$2.53	$1.85
Impacts: Expense (Income)									—
Venezuela deconsolidation charge	65.2	—	—	65.2	—	—	1.04	—	—
Spin costs (1)	98.1	21.3	—	68.7	16.5	—	1.09	0.26	—
Spin restructuring	39.1	—	—	27.0	—	—	0.43	—	—
Cost of early debt retirement (2)	26.7	—	—	16.7	—	—	0.27	—	—
Restructuring (3)	13.0	50.4	132.6	6.5	34.1	86.5	0.10	0.56	1.39
Integration (4)	1.6	—	—	1.2	—	—	0.01	—	—
Adjustments to prior year tax accruals	—	—	—	(4.0)	—	—	(0.06)	—	—
Adjusted - Non-GAAP	$243.0	$286.9	$294.6	$177.3	$207.9	$201.4	$2.82	$3.35	$3.24
Weighted average shares - Diluted (5)							62.8	62.2	62.2

(1) Includes pre-tax costs of $97.6 and $21.3 recorded in SG&A for the years ended September 30, 2015 and 2014, respectively, and $0.5 recorded in cost of products sold for the year ended September 30, 2015 on the Consolidated Statements of Earnings and Comprehensive Income.

(2) Included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Income.

(3) Includes pre-tax costs of $3.1, $1.0 and $6.1 and $0.3, $5.9 and $2.6 for the years ended September 30, 2015, 2014 and 2013, respectively, recorded within Cost of products sold and SG&A on the Combined Statements of Earnings and Comprehensive Income, respectively.

(4) Includes pre-tax costs of $0.3 and $1.3 recorded in cost of products sold and SG&A, respectively, for the year ended September 30, 2015.

(5) On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer Holdings, Inc. common stock to Edgewell shareholders in connection with its spin-off of Energizer Holdings, Inc. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for fiscal years 2014 and 2013 for the number of Energizer Holdings, Inc. shares outstanding immediately following this transaction. For twelve months ended September 30, 2015, adjusted earnings per share is calculated utilizing the diluted weighted average shares as the Company has Adjusted - Non GAAP net earnings rather than a loss.

Operating Results

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2015	% Chg	2014	% Chg	2013
Net sales - prior year	$1,840.4		$2,012.2		$2,087.7
Organic	(65.4)	(3.6)%	(136.9)	(6.8)%	(59.5)
International Go-to-Market (1)	(16.4)	(0.9)%	—	—%	—
Change in Venezuela results (2)	(17.3)	(0.9)%	—	—%	—
Impact of currency	(109.7)	(5.9)%	(34.9)	(1.7)%	(16.0)
Net sales - current year	$1,631.6	(11.3)%	$1,840.4	(8.5)%	$2,012.2

(1) To compete more effectively as an independent company, we intend to increase our use of exclusive and non-exclusive third-party distributors and wholesalers, and decrease or eliminate our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact within the tables below, which represents the year over year change in those markets since the date of exit. We expect to realize the majority of this impact from these changes in the upcoming three quarters. The market exits should be fully realized in the earlier part of that time frame, while the distributor transition may be more protracted.

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

Net sales for the year ended September 30, 2015 decreased 11.3%, inclusive of a $109.7, or 5.9%, due to the unfavorable impact of currency movements, $17.3, or 0.9%, due to change in Venezuela results as a result of the deconsolidation and $16.4, or 0.9%, related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these unfavorable items, organic sales decreased $65.4, or 3.6%, primarily due to:

•	The timing of holiday shipments and temporary prior year shelf gains that were not repeated in the current fiscal year which account for approximately 4.7% of the total organic net sales decline;

•	Partially offset by space and distribution gains, primarily in Western Europe, which accounted for 1.1%.

Net sales for the year ended September 30, 2014 decreased 8.5%, inclusive of a 1.7% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic sales declined 6.8% due primarily to reduced volumes as a result of:

•
loss of distribution, resulting in lower sales, within two U.S. retail customers (which occurred in the fourth quarter of fiscal 2013) which accounted for approximately 5% of the total organic net sales decline;

•	continued household battery category volume declines due in part to more devices using built-in rechargeable battery systems; and

•	hurricane response storm volumes that occurred in fiscal 2013 but did not repeat in fiscal 2014, which accounted for approximately 1% of the total organic net sales decline.

For further discussion regarding net sales in each of our geographic segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

Gross profit dollars were $756.2 in fiscal 2015 versus $850.4 in fiscal 2014. The decrease in gross profit dollars was due primarily to the decline in net sales mentioned earlier and unfavorable foreign currency movements of approximately $99.

Gross margin as a percent of net sales for fiscal 2015 was 46.3% which was flat against the prior year. Excluding the impacts of currencies of approximately $99, change in Venezuela results of $13.5 and international go-to-market changes of approximately $4, the gross margin rate increased 330 basis points from continued cost reductions and modest commodity cost favorability.

Gross profit dollars were $850.4 in fiscal 2014 versus $901.9 in fiscal 2013. The decrease in gross profit in fiscal 2014 as compared to fiscal 2013 was due primarily to the decline in net sales mentioned earlier and unfavorable foreign currency movements of $33.7.
Gross margin as a percent of net sales for fiscal 2014 was 46.2%, up approximately 140 basis points as compared to fiscal 2013. The increase was driven by the favorable impact of the 2013 restructuring project offset by the unfavorable currency impact.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses were $426.3 in fiscal 2015, or 26.1% of net sales as compared to $391.3, or 21.3% of net sales for fiscal 2014 and $387.7, or 19.3% of net sales for fiscal 2013. Included in SG&A in fiscal 2015 was approximately $107 of special charges. Separation charges of $97.6 were included in this amount and primarily related to the execution of the spin-off transaction. Also included were approximately $9 related to integration, restructuring initiatives and transitional expenses related to the separation. Similarly, fiscal years 2014 and 2013 included $5.9 and $2.6, respectively, of charges directly associated with our restructuring initiatives that were recorded within SG&A. In addition, fiscal 2014 also included $21.3 of pre-tax separation related charges. Excluding the impacts of these items, SG&A as a percent of net sales was 20.0% in fiscal 2015 as compared to 19.8% in fiscal 2014 and 19.1% in fiscal 2013.

Advertising and Sales Promotion

For fiscal 2015, advertising and sales promotion expense (A&P) was $132.3, up $10.6 as compared to fiscal 2014. A&P as a percent of net sales was 8.1% for fiscal 2015 and was 6.6% and 6.3% in fiscal years 2014 and 2013, respectively. The higher level of A&P spending as a percentage of net sales in fiscal years 2015 versus 2014 was due to increased support behind our brands and the launch of EcoAdvanced, which occurred in the second fiscal quarter of 2015. The higher level of A&P spending as a percentage of net sales in fiscal years 2014 versus 2013 was due to the increase in overall strategic brand support initiative spending. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

Research and development (R&D) expense was $24.9 in fiscal 2015, $25.3 in fiscal 2014 and $29.7 in fiscal 2013. The decreases in fiscal years 2015 and 2014 were due primarily to cost reductions as a result of our 2013 restructuring project. As a percent of net sales, R&D expense was 1.5% in fiscal 2015, 1.4% in fiscal 2014 and 1.5% in fiscal 2013.

Interest and Other Financing Items, Net

Interest expense for fiscal 2015 was $77.9, an increase of $25.2 as compared to fiscal 2014. Included within fiscal 2015 interest expense were debt breakage fees of $26.7, which were allocated to Energizer in the third fiscal quarter as a result of the April notice of prepayment to the holders of Edgewell's outstanding notes. Excluding the debt breakage fees, interest was $51.2, down $1.5 in comparison to the prior year. This was due primarily to lower interest costs resulting from lower average interest rates on debt outstanding. Interest expense for fiscal 2014 was $52.7, a decrease of $15.4 as compared to fiscal 2013 due to lower allocated interest costs from Edgewell based on their lower average debt outstanding. Interest expense for fiscal 2013 was $68.1. Interest expense for the first three quarters of fiscal 2015 and all of fiscal 2014 and 2013 was based on an allocation from Edgewell.

Other financing, net was income of $18.4 in fiscal 2015 reflecting the net impact of hedging contract gains, interest income and net revaluation gains on nonfunctional currency balance sheet exposures. Other financing, net was expense of $0.7 in fiscal 2014 reflecting the net impact of hedging contract gains and interest income offset by revaluation losses on nonfunctional currency balance sheet exposures. In fiscal 2013, Other financing, net was an expense of $3.1 due largely to a loss of $1.9 related to the termination of certain commodity derivative contracts.

Income Taxes

For fiscal 2015, the effective tax rate was 455.1%. This rate was largely impacted by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit. Partially offsetting this expense were pre-tax losses in high tax rate jurisdictions driven by spin costs of $137.2, interest payments as a result of the early debt retirement of $26.7 and restructuring charges of $13.0. Excluding the tax impact of these specific or unusual items, the non-GAAP effective tax rate for fiscal year 2015 was 27.0%, consistent with fiscal year 2014.

For fiscal 2014, the effective tax rate was 26.9%, which was favorably impacted by costs related to the separation and the 2013 restructuring project. Both of these charges were primarily incurred in the U.S., which resulted in a higher tax benefit as compared to our overall global effective tax rate. Excluding the impact of these items, the non-GAAP effective tax rate for fiscal year 2014 was 27.5%. This rate was more favorable versus the prior year due to the mix of countries from which earnings were derived as foreign earnings increased in lower tax rate countries, most significantly Singapore.

For fiscal 2013, the effective tax rate was 29.1%, which was favorably impacted by costs associated with our 2013 restructuring project that have been primarily incurred in the U.S., which has resulted in a higher tax benefit as compared to our overall global effective tax rate, and to a lesser extent, the favorable impact of items such as the retroactive reinstatement of the R&D credit. Excluding the impact of these specific items, the non-GAAP effective tax rate for fiscal year 2013 was 31.7%.

Energizer’s effective tax rate is highly sensitive to the mix of countries from which earnings or losses are derived. Declines in earnings in lower tax rate countries, earnings increases in higher tax rate countries, repatriation of foreign earnings or foreign operating losses in the future could increase future tax rates.

Venezuela Deconsolidation Charge

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of Energizer’s Venezuelan operations and access the resulting liquidity provided by those earnings. Energizer expects that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. We deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash. Included within the results for the twelve months ended September 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5. See further discussion in "Segment Results" below.

As a result of deconsolidating its Venezuelan subsidiaries at March 31, 2015, Edgewell recorded a one-time charge of $144.5 in the second quarter of 2015, of which $65.2 was allocated to Energizer based on the Venezuelan operations being distributed as part of Energizer. This charge included:

•	foreign currency translation losses previously recorded in accumulated other comprehensive income, of which $16.2 was allocated to Energizer

•	the write-off of Edgewell’s Venezuelan operations’ cash balance, of which $44.6 was allocated to Energizer, (at the 6.30 per U.S. dollar rate)

•	the write-off of Edgewell’s Venezuelan operations’ other net assets, of which $4.4 was allocated to Energizer

Spin Costs

Prior to the spin on July 1, 2015, Edgewell incurred costs to evaluate, plan and execute the spin transaction, and Energizer was allocated a pro rata portion of those costs. Edgewell’s total spin costs through the close of the separation were $358 on a pre-tax basis. Through the close of the separation, Energizer's allocation of these spin costs were approximately $167.0 on a pre-tax basis; including $104.2 recorded in SG&A, $36.0 of spin restructuring charges and $26.7 of cost of early debt retirement recorded in interest expense. The allocated amounts in SG&A included $82.9 and $21.3 recorded in fiscal 2015 and 2014, respectively. The spin restructuring and cost of early debt retirement were recorded fully in fiscal 2015.

Since July 1, 2015, Energizer has incurred additional costs associated with the spin. These costs have been recorded on an actual basis as incurred. Total costs incurred since the legal separation occurred was $18.3; including $14.7 recorded in SG&A, $0.5 recorded in cost of products sold, and $3.1 of spin restructuring charges. In addition, Energizer incurred tax related spin costs in foreign jurisdictions of $9.6 during fiscal 2015 which were capitalized into additional paid in capital. Total fiscal year 2015 spin related costs were $163.9 including $97.6 recorded in SG&A, $0.5 recorded in cost of products sold, $39.1 of spin restructuring and $26.7 of the cost of early debt retirement recorded in interest expense. On a project-to-date basis, charges were $185.2, inclusive of the cost of early debt retirement.

Energizer expects to incur $10 to $15 of additional pre-tax spin costs through the end of fiscal year 2016.

2013 Restructuring

For the fiscal year ended September 30, 2015 Energizer recorded pre-tax expense of $9.6, related to Edgewell’s 2013 restructuring. Pre-tax expense of $43.5 was recorded in the prior year comparative period by Energizer. The details of the expense in each respective year are as follows:

•	Accelerated depreciation charges of $9.1 for the twelve month period ended September 30, 2015 and $4.1 for the twelve month period ended September 30, 2014, respectively;

•	Severance and related benefit costs of $7.0 and $11.5 for the twelve months ended September 30, 2015 and 2014, respectively, related to staffing reductions;

•	Consulting, program management and other charges associated with the restructuring of $4.5 and $25.5 for the twelve months ended September 30, 2015 and 2014, respectively; and,

•
Net gain on the sale of fixed assets of $11.0 for the twelve months ended September 30, 2015 and net loss on the sale of fixed assets of $2.4 for the twelve months ended September 30, 2014. The gain in fiscal 2015 was recorded in the first fiscal quarter. The Asia battery packaging facility sold was closed as part of the restructuring efforts.

For the twelve months ended September 30, 2013, Energizer recorded charges related to the 2013 restructuring project of $123.9. Total pre-tax restructuring charges since the inception of the project and through September 30, 2015, have totaled approximately $200. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $1.1, $1.0 and $6.1 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3, $5.9 and $2.6 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015, 2014, and 2013, respectively. These inventory obsolescence and information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

Fiscal 2015 marks the conclusion of the 2013 Restructuring Project as the full amount of savings are now included within our run-rate cost structure. Energizer estimates that total project savings exceeded $218. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project have been fully realized as of June 30, 2015. We do not expect additional charges to be material.

Segment Results

Operations for Energizer are managed via four major geographic segments - North America (U.S. and Canada), Latin America, EMEA and Asia Pacific. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, including the 2013 restructuring project detailed above, the second fiscal quarter 2015 charge related to the Venezuela deconsolidation, business realignment activities, research & development costs, amortization of intangible assets and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 21, Segments, to the Consolidated Financial Statements.

Net Sales
For the years ended September 30,
	2015	% Chg	2014	% Chg	2013
North America
Net sales - prior year	$909.2		$1,041.9		$1,103.4
Organic	(69.8)	(7.7)%	(127.2)	(12.2)%	(61.0)
Impact of currency	(8.1)	(0.9)%	(5.5)	(0.5)%	(0.5)
Net sales - current year	$831.3	(8.6)%	$909.2	(12.7)%	$1,041.9
Latin America
Net sales - prior year	$162.1		$182.0		$183.1
Organic	0.4	0.3%	(1.6)	(0.8)%	7.4
International Go-to-Market	(4.3)	(2.7)%	—	—%	—
Change in Venezuela results	(17.3)	(10.7)%	—	—%	—
Impact of currency	(15.8)	(9.7)%	(18.3)	(10.1)%	(8.5)
Net sales - current year	$125.1	(22.8)%	$162.1	(10.9)%	$182.0
EMEA
Net sales - prior year	$419.1		$423.3		$431.6
Organic	9.7	2.3%	(5.6)	(1.3)%	(2.9)
International Go-to-Market	1.3	0.3%	—	—%	—
Impact of currency	(59.7)	(14.2)%	1.4	0.3%	(5.4)
Net sales - current year	$370.4	(11.6)%	$419.1	(1.0)%	$423.3
Asia Pacific
Net sales - prior year	$350.0		$365.0		$369.6
Organic	(5.7)	(1.6)%	(2.5)	(0.7)%	(3.0)
International Go-to-Market	(13.4)	(3.8)%	—	—%	—
Impact of currency	(26.1)	(7.5)%	(12.5)	(3.4)%	(1.6)
Net sales - current year	$304.8	(12.9)%	$350.0	(4.1)%	$365.0
Total Net Sales
Net sales - prior year	$1,840.4		$2,012.2		$2,087.7
Organic	(65.4)	(3.6)%	(136.9)	(6.8)%	(59.5)
International Go-to-Market	(16.4)	(0.9)%	—	—%	—
Change in Venezuela results	(17.3)	(0.9)%	—	—%	—
Impact of currency	(109.7)	(5.9)%	(34.9)	(1.7)%	(16.0)
Net sales - current year	$1,631.6	(11.3)%	$1,840.4	(8.5)%	$2,012.2

Total net sales for the twelve months ended September 30, 2015 decreased 11.3%, including a decrease of $109.7 due to unfavorable movement in foreign currency rates, a $17.3 change in Venezuela results (as a result of Edgewell's previously announced deconsolidation) and $16.4 related to the initial impacts of the international go-to-market changes

(including exits and shift to distributors). Excluding the impact of these items, organic sales decreased $65.4, or 3.6%. Segment sales results for the twelve months ended September 30, 2015 are as follows:

•
North America net sales declined 8.6% versus the prior fiscal year, inclusive of a 0.9% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic net sales declined 7.7%. This decline was due primarily to the timing of holiday and promotional shipments and temporary prior year shelf gains that were not repeated in the current fiscal year partially offset by increased shipments related to the EcoAdvanced new product launch during the second fiscal quarter.

•
Latin America net sales declined 22.8% versus the prior fiscal year, inclusive of a 9.7% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 10.7% year-over-year decline while the go-to-market impacts had a negative impact of 2.7%. Excluding the impacts of currency movements, Venezuela and the go-to-market changes, organic net sales increased 0.3% as pricing gains across several markets were partially offset by volume declines due to the timing of holiday shipments and continued category declines.

•
EMEA net sales declined 11.6% versus the prior fiscal year, inclusive of a 14.2% decline due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors positively contributed to net sales by 0.3% due to pipeline fills associated with distributor changes. Excluding the impacts of currency movements and go-to-market changes, organic net sales improved 2.3% due to volume increases associated with new distribution, the continued roll out of EcoAdvanced and increased space gains in Western Europe.

•
Asia Pacific net sales declined 12.9% versus the prior fiscal year, inclusive of a 7.5% decline due to unfavorable currency movements and a 3.8% decline associated with the go-to-market changes. Excluding the impacts of currency movements and go-to-market changes, organic net sales decreased 1.6% due to phasing of shipments and heightened competitive pressures in two of our major markets, Australia and Korea.

Net sales for the twelve months ended September 30, 2014 decreased 8.5%, inclusive of a 1.7% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic sales declined 6.8%. Segment sales results for the twelve months ended September 30, 2014 are as follows:

•
North America net sales declined 12.7% versus the prior fiscal year, inclusive of a 0.5% decline due to unfavorable impact of currency movements. Excluding the impact of currency movements, organic net sales declined 12.2% due primarily to the loss of distribution within two U.S. retail customers (which occurred in the fourth fiscal quarter of fiscal 2013), continued household battery category declines and hurricane response storm volumes that occurred in fiscal 2013 but did not repeat in fiscal 2014.

•	Latin America net sales declined 10.9% versus the prior fiscal year, inclusive of a 10.1% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic net sales declined 0.8% as pricing gains across several markets were offset by volume declines due primarily to inventory import restrictions in Argentina and
Venezuela.

•
EMEA net sales declined 1.0% versus the prior fiscal year, inclusive of a 0.3% benefit due to favorable impacts of currency movements. Excluding the impact of currency movements, organic net sales declined 1.3% due to continued household battery category declines.

•
Asia Pacific net sales declined 4.1% versus the prior fiscal year, inclusive of a 3.4% decline due to unfavorable impacts of currency movements. Excluding the impact of currency movements, organic net sales declined 0.7% due to continued household battery category declines and increased competitive pressures.

Segment Profit
For the years ended September 30,
	2015	% Chg	2014	% Chg	2013
North America
Segment Profit - prior year	$263.9		$307.1		$302.9
Organic	(24.5)	(9.3)%	(39.2)	(12.8)%	4.5
Impact of currency	(4.8)	(1.8)%	(4.0)	(1.3)%	(0.3)
Segment Profit - current year	$234.6	(11.1)%	$263.9	(14.1)%	$307.1
Latin America
Segment Profit - prior year	$26.4		$32.9		$32.3
Organic	12.1	45.8%	5.0	15.2%	6.2
International Go-to-Market	2.0	7.6%	—	—%	—
Change in Venezuela results	(10.6)	(40.2)%	—	—%	—
Impact of currency	(9.2)	(34.8)%	(11.5)	(35.0)%	(5.6)
Segment Profit - current year	$20.7	(21.6)%	$26.4	(19.8)%	$32.9
EMEA
Segment Profit - prior year	$61.4		$49.9		$50.4
Organic	28.8	47.0%	11.5	23.0%	3.7
International Go-to-Market	1.8	2.9%	—	—%	—
Impact of currency	(33.7)	(54.9)%	—	—%	(4.2)
Segment Profit - current year	$58.3	(5.0)%	$61.4	23.0%	$49.9
Asia Pacific
Segment Profit - prior year	$97.1		$98.2		$85.9
Organic	0.9	0.9%	7.7	7.9%	13.9
International Go-to-Market	(0.9)	(0.9)%	—	—%	—
Impact of currency	(19.2)	(19.8)%	(8.8)	(9.0)%	(1.6)
Segment Profit - current year	$77.9	(19.8)%	$97.1	(1.1)%	$98.2
Total Segment Profit
Segment Profit - prior year	$448.8		$488.1		$471.5
Organic	17.3	3.9%	(15.0)	(3.1)%	28.3
International Go-to-Market	2.9	0.6%	—	—%	—
Change in Venezuela results	(10.6)	(2.4)%	—	—%	—
Impact of currency	(66.9)	(14.9)%	(24.3)	(5.0)%	(11.7)
Segment Profit - current year	$391.5	(12.8)%	$448.8	(8.1)%	$488.1
Refer to Note 21, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2015 was $391.5, a decrease of 12.8% versus the prior fiscal year, including a decrease of $66.9, or 14.9%, due to unfavorable movement in foreign currency rates, a $10.6 decrease due to the change in Venezuela results (due to the previously announced deconsolidation) and a $2.9 increase related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these items, organic segment profit increased 3.9%. Segment operating profit results for the twelve months ended September 30, 2015 are as follows:

•
North America segment profit was $234.6, a decrease of $29.3, or 11.1%, versus the prior fiscal year inclusive of the negative $4.8 impact of currency movements. Excluding the impact of currency movements, segment profit decreased $24.5, or 9.3%, due to the gross profit impact of the net sales shortfall mentioned above as well as increased A&P spending driven by the launch of EcoAdvanced. These items were partially offset by savings realized from the 2013 restructuring project.

•
Latin America segment profit was $20.7, a decrease of $5.7, or 21.6%, versus the prior fiscal year inclusive of the negative impact of currency movements. The change in Venezuela (as a result of the deconsolidation) accounted for $10.6, or 40.2%, decrease in segment profit. The go-to-market changes positively contributed $2.0, or 7.6%, to segment profit as the loss of sales was more than offset by a reduction in overhead costs. Excluding these items, organic segment profit increased $12.1, or 45.8%, due to a reduction in spending and favorable product costs as a result of savings realized from the 2013 restructuring project.

•
EMEA segment profit was $58.3, a decrease of $3.1, or 5.0%, versus the prior fiscal year. Excluding $33.7 of unfavorable currency impacts and positive go-to-market changes of $1.8, organic segment profit increased $28.8, or 47.0%, due primarily to savings realized from the 2013 restructuring project and favorability due to manufacturing footprint changes. These savings enhanced the profitability of the sales increase mentioned above.

•
Asia Pacific segment profit was $77.9, a decrease of $19.2, or 19.8%, versus the prior fiscal year inclusive of the negative impact of currency movements of $19.2 and a decrease from go-to-market changes of $0.9. Excluding the impact of these items, segment profit increased $0.9, or 0.9%, as topline shortfalls were more than offset by lower A&P spending and savings from the 2013 restructuring project.

Segment profit in fiscal 2014 was $448.8, a decrease of $39.3, or 8.1%, versus the prior fiscal year.

•	North America segment profit was $263.9, a decrease of $43.2, or 14.1%, versus the prior fiscal year inclusive of the negative impact of currency movements. Excluding the impact of currency movements, segment profit decreased $39.2, or 12.8%, due to the gross profit impact of the net sales shortfall mentioned above which was partially offset by restructuring savings.

•
Latin America segment profit was $26.4, a decrease of $6.5, or 19.8%, versus the prior fiscal year inclusive of the negative impact of currency movements of $11.5. Excluding the impact of currency movements, segment profit increased $5.0, or 15.2%, due to favorable product costs as a result of savings realized from the 2013 restructuring project.

•	EMEA segment profit was $61.4, an increase of $11.5, or 23.0%, versus the prior fiscal year due primarily to savings realized from the 2013 restructuring project. These savings were able to offset the gross profit impact of the net sales shortfall mentioned above.

•
Asia Pacific segment profit was $97.1, a decrease of $1.1, or 1.1%, versus the prior fiscal year inclusive of the negative impact of currency movements of $8.8. Excluding the impact of currency movements, segment profit increased $7.7, or 7.9%, due to savings realized from the 2013 restructuring project. These savings were able to offset the gross profit impact of the net sales shortfall mentioned above.

GENERAL CORPORATE

	For The Years Ended September 30,
	2015	2014	2013
General corporate expenses	$(66.0)	$(62.5)	$(70.8)
Global marketing expenses	(24.8)	(20.7)	(21.8)
General corporate and other expenses	$(90.8)	$(83.2)	$(92.6)
% of net sales	(5.6)%	(4.5)%	(4.6)%

For fiscal 2015, general corporate expenses were $66.0, an increase of $3.5 as compared to fiscal 2014 due primarily to transitional costs incurred in the fourth fiscal quarter. For fiscal 2014, general corporate expenses were $62.5, a decrease of $8.3 as compared to fiscal 2013 due primarily to the decrease in the allocated pension expense resulting from the U.S. pension plan freeze effective January 1, 2014. For fiscal 2013, general corporate expenses were $70.8.

Certain costs previously allocated to the Household Products segment within Edgewell’s segment reporting have been reflected as corporate within Energizer’s segment reporting. This reflects management’s view as to how our costs are managed as a standalone company. These reclassified expenses amounted to $24.8 in fiscal 2015, $20.7 in fiscal 2014, and $21.8 in fiscal 2013. The increase in cost during fiscal 2015 was due to an increase in center led marketing funds to support our brands, primarily related to the launch of EcoAdvanced in the current year.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the separation, Energizer may not be able to engage in certain strategic or capital-raising transactions following the separation, such as issuing equity securities beyond certain thresholds, which may limit Energizer’s access to capital markets, or making acquisitions using its equity as currency, potentially requiring Energizer to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2015, Energizer had $502.1 of cash and cash equivalents, 95% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June 30, 2015.

Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Company leverage. As of September 30, 2015, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of September 30, 2015.

Debt Covenants
The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $161.8 in fiscal 2015, $219.9 in fiscal 2014, and $329.6 in fiscal 2013.

The decrease of $58.1 in cash flow from operating activities in fiscal 2015 as compared to fiscal 2014 was primarily driven by lower net earnings resulting from the negative impact of currencies and cash expenditures related to the separation, most notably spent in the third fiscal quarter. The cash expenditures related to the separation were partially offset by improvements in working capital of $64.2 versus fiscal 2014.

The decrease in cash flow of $109.7 from operating activities in fiscal 2014 as compared to fiscal 2013 was due primarily to improvements in managed working capital. We define managed working capital as accounts receivable (less trade allowance in accrued liabilities), inventory and accounts payable. Cash flow from operating activities related to changes in assets and liabilities used in operations was a (use)/source of cash of ($2.5) versus $156.7 in fiscal years 2014 and 2013, respectively. This significant improvement was due primarily to Energizer’s multi-year initiative to improve managed working capital. Energizer realized a significant improvement in accounts receivable in fiscal 2013. Due to this improvement, the Company recognized a one-time benefit in operating cash flow during fiscal 2013 and was able to maintain the improvement in fiscal 2014.

Investing Activities

Net cash used by investing activities was $38.8, $22.8, and $16.8 in fiscal years 2015, 2014 and 2013, respectively. The primary driver of the change in net cash used by investing activities versus the prior years was due to the timing of capital expenditures as there was less activity during the time of our 2013 restructuring program. Capital expenditures were $40.4, $28.4, and $17.8 in fiscal years 2015, 2014 and 2013, respectively. The ramp up in capital expenditures in fiscal 2015 was primarily due to IT spending associated with the separation. These capital expenditures were funded by cash flow from operations. See Note 21, Segments, of the Notes to Consolidated Financial Statements for capital expenditures by segment.

Investing cash outflows of approximately $35 to $45 are anticipated in fiscal 2016 with a large percentage of the disbursements for capital expenditures relating to maintenance, product development and cost reduction investments. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash from financing activities was $309.2 in 2015 and net cash used by financing activities was $185.5 and $301.2 in fiscal years 2014 and 2013, respectively.

For fiscal 2015, cash flow from financing activities consists of the following:

•
Net cash proceeds of $999.0 resulted from the June 1, 2015 debt issuance consisting of a seven-year $400.0 senior secured term loan B facility and the June 30, 2015 issuance of $600.0 of 5.50% Senior Notes due 2025;

•	Debt issuance costs of $12.1 represents the fees paid and capitalized as part of the June 1, 2015 debt issuance;

•	Payments on debt with maturities greater than 90 days represents the first quarter principal payment on the Term Loan;

•	Payments on debt with maturities of 90 days or less represents the pay down of notes payable;

•	Dividends paid of $15.5 during the fourth fiscal quarter (see below); and

•
Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s net dividend to Edgewell. The increase in the net transfers for fiscal 2015 was the result of the transfer of proceeds of the term loan and senior notes to Edgewell in connection with the contribution of certain assets including cash by Edgewell to Energizer in connection with the separation.

Net cash used by financing activities in fiscal 2014 and 2013 of $185.5 and $301.2 represent the cash flow impact of Energizer’s net activity with Edgewell during those periods.

Dividends
Total dividends declared to shareholders were $16.2 of which $15.5 were paid during the fourth fiscal quarter. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock, payable on December 16, 2015, to all shareholders of record as of the close of business on November 30, 2015.

Share Repurchases
On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. No share repurchases were made during fiscal year 2015; however, subsequent to the fiscal year end and through the date of this report, the Company repurchased approximately 580,000 shares of its common stock at an average price of $36.30 per share.

Contractual Obligations

A summary of Energizer’s contractual obligations at September 30, 2015 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$999.0	$3.0	$8.0	$8.0	$980.0
Interest on long-term debt (1)	417.8	39.5	92.0	92.0	194.3
Notes payable	5.2	5.2	—	—	—
Operating leases	67.9	14.0	24.6	16.1	13.2
Pension plans (2)	5.2	5.2	—	—	—
Purchase obligations and other (3)	26.9	10.1	13.8	3.0	—
Total	$1,522.0	$77.0	$138.4	$119.1	$1,187.5

(1)
The above table is based upon the debt balance and LIBOR rate as of September 30, 2015. Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2)	Globally, total pension contributions for the Company in the next year are estimated to be $5.2. The projected payments beyond fiscal year 2016 are not currently estimatible.

(3)	Included in the table above are approximately $9.9 of fixed costs related to third party logistics contracts.

Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position.

Other Matters

Environmental Matters

The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Under the Comprehensive Environmental Response, Compensation and Liability Act, Energizer is identified as a “potentially responsible party” (PRP) and may be required to share in the cost of cleanup with respect to eight federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2015 were $4.2, of which $1.5 is expected to be spent during fiscal 2016. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, combined earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Legal and other contingencies

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and we can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probably, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities.

Critical Accounting Policies

The methods, estimates, and judgments Energizer uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Consolidated Financial Statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to allocations from Edgewell for pre-spin periods, accruals for consumer and trade-promotion programs, pension benefit costs, share-based compensation, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, Energizer evaluates its estimates, but actual results could differ materially from those estimates.

The Company's critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. A summary of Energizer’s significant accounting policies is contained in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of Energizer’s accounting policies.

•
Basis of Presentation - The consolidated financial statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments or variable interests.

Prior to the spin-off on July 1, 2015, our financial statements were prepared on a combined standalone basis derived from the financial statements and accounting records of Edgewell and reflect the historical results of operations, financial position and cash flows of Energizer in accordance with GAAP. Account allocations of shared functions to Energizer were based on the allocations to the Household Products segment within Edgewell's financial statements. Shared functions between Edgewell's Household Products and Personal Care segments and Edgewell itself include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. Edgewell has historically applied a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations by Edgewell are estimates, and do not fully represent the costs of such services if performed on a standalone basis.

The Financial Statements are presented as if Energizer had been carved out of Edgewell for all periods prior to the spin-off. All significant transactions within Energizer were eliminated. The assets and liabilities in the carve-out financial statements have been reflected on a historical cost basis, as immediately prior to the distribution all of the assets and liabilities presented are wholly owned by ParentCo and were being transferred to Energizer at carry-over basis.

•
Corporate Expense Allocations - These Consolidated Financial Statements include expense allocations for the periods prior to the spin-off including (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a consolidated sales force and management for certain countries; (4) certain support functions that are provided on a centralized basis within Edgewell and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation; (7) financing costs; (8) the effects of restructurings and the Venezuela deconsolidation; and (9) cost of early debt retirement. These expenses were allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and Edgewell. Certain debt obligations of Edgewell have not been included in the Consolidated Financial Statements of Energizer prior to the spin-off, because Energizer was not a party to the obligation between Edgewell and the debt holders. Financing costs related to such debt obligations have been allocated to Energizer based on the extent to which Energizer participated in Edgewell's corporate financing activities. For an additional discussion of expense allocations, see Note 12, Transactions with Edgewell, to the Consolidated Financial Statements.

Management believes the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods prior to the spin-off. Nevertheless, the allocations may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been an independent standalone company. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods presented. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

•
Revenue Recognition – Energizer’s revenue is from the sale of its products. Revenue is recognized when title, ownership and risk of loss pass to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

Energizer offers a variety of programs, such as consumer coupons and similar consumer rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Taxes we collect on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of net sales. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

•
Pension Plans - The determination of the Company’s obligation and expense for pension benefits are dependent on certain assumptions developed by the Company and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension obligations. In determining the discount rate, the Company uses the yield on high-quality bonds that coincide with the cash flows of its plans’ estimated payouts. For the U.S. plans, which represent the Company’s most significant obligations, we consider the Mercer yield curve in determining the discount rates.

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2015, a one percentage point decrease or increase in expected asset returns would increase or decrease the Company’s pre-tax pension expense by approximately $6.4. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $88.7 at September 30, 2015.

As allowed under GAAP, the Company’s U.S. qualified pension plan uses Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years so it reduces the short-term impact of market fluctuations.

•
Share-Based Payments – The Company grants restricted stock equivalents, which generally vest over two to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award.

•
Income Taxes – Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

We regularly repatriate a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in foreign affiliates. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 8, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

The Company estimates income taxes and the effective income tax rate in each jurisdiction that it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets, the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable and possible exposures related to future tax audits. Deferred tax assets are evaluated on a subsidiary by subsidiary basis to ensure that the asset will be realized. Valuation allowances are established when the realization is not deemed to be more likely than not. Future performance is monitored, and when objectively measurable operating trends change, adjustments are made to the valuation allowances accordingly. To the extent the estimates described above change, adjustments to income taxes are made in the period in which the estimate is changed.

The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, we may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

Recently Issued Accounting Pronouncements – On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU"), which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective for Energizer beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. Energizer expects that this guidance will be immaterial to our financial statements.

On April 15, 2015, the FASB issued a new ASU, which provides criteria to review cloud computing arrangements to determine whether the arrangement contains a software licenses or is solely a service contract. If the arrangement is determined to be a software license, fees paid to the vendor would be within the scope of internal-use software guidance. If not, the fees paid would be expensed as incurred. The update will be effective for Energizer beginning October 1, 2016. Energizer is in the process of evaluating the impact this guidance will have on its future operations.

On May 1, 2015, the FASB issued a new ASU which permits a reporting entity to measure the fair value of certain investments using the net asset value per share (NAV) of the investment as a practical expedient. This amendment removes the requirement to categorize investments for which fair values are measured using the NAV in the fair value hierarchy. This update will be effective for Energizer beginning October 1, 2016. As a result of this ASU, Energizer's pension plan assets that are valued using their NAV will no longer be disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

On July 22, 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for Energizer beginning October 1, 2017, with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On May 28, 2014, the FASB issued a new ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Market Risk Sensitive Instruments and Positions

The market risk inherent in the Company's financial instruments’ positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interest rates. The following risk management discussion and the estimated amounts generated from the sensitivity analysis are forward-looking statements of market risk assuming certain adverse market conditions occur. The Company's derivatives are used only for identifiable exposures, and we have not entered into hedges for trading purposes where the sole objective is to generate profits.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2015 and 2014, Energizer had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $4.5 and $5.4, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2015 levels, over the next twelve months, $4.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2017.

Derivatives Not Designated as Cash Flow Hedging Relationships

Energizer's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2015 resulted in income of $2.2 for the twelve months ended September 30, 2015 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2015, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, of cash flows and of shareholders’ equity/(deficit) present fairly, in all material respects, the financial position of Energizer Holdings, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 20, 2015

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2015	2014	2013
Net sales	$1,631.6	$1,840.4	$2,012.2
Cost of products sold	875.4	990.0	1,110.3
Gross profit	756.2	850.4	901.9
Selling, general and administrative expense	426.3	391.3	387.7
Advertising and sales promotion expense	132.3	121.7	127.4
Research and development expense	24.9	25.3	29.7
Venezuela deconsolidation charge	65.2	—	—
Spin restructuring	39.1	—	—
Restructuring	9.6	43.5	123.9
Interest expense	77.9	52.7	68.1
Other financing items, net	(18.4)	0.7	3.1
(Loss)/earnings before income taxes	(0.7)	215.2	162.0
Income taxes	3.3	57.9	47.1
Net (loss)/earnings	$(4.0)	$157.3	$114.9
Earnings Per Share
Basic net (loss)/earnings per share (1)	$(0.06)	$2.53	$1.85
Diluted net (loss)/earnings per share (1)	$(0.06)	$2.53	$1.85

Statement of Comprehensive (Loss)/Income
Net (loss)/earnings	$(4.0)	$157.3	$114.9
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	(81.7)	(1.9)	(12.0)
Pension activity, net of tax of ($19.7) in 2015, $0.2 in 2014 and $1.4 in 2013	(37.2)	(1.4)	6.4
Deferred (loss)/gain on hedging activity, net of tax of ($2.3) in 2015, $1.1 in 2014 and ($0.4) in 2013	(4.8)	6.2	0.4
Total comprehensive (loss)/income	$(127.7)	$160.2	$109.7

(1) On July 1, 2015, Edgewell Personal Care Company (Edgewell) distributed 62.2 million shares of Energizer Holdings, Inc. (Energizer) common stock to Edgewell shareholders in connection with its spin-off of Energizer. See Note 1, Description of Business and Basis of Presentation to the Consolidated Financial Statements for more information. Basic and diluted earnings per common share, and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$502.1	$89.6
Trade receivables, net	155.5	218.5
Inventories	275.9	292.4
Other current assets	193.0	146.6
Total current assets	1,126.5	747.1
Property, plant and equipment, net	205.6	212.5
Goodwill	38.1	37.1
Other intangible assets, net	76.3	80.1
Long term deferred tax asset	113.8	76.2
Other assets	69.3	41.7
Total assets	$1,629.6	$1,194.7
Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$3.0	$—
Note payable	5.2	—
Accounts payable	167.0	190.9
Other current liabilities	292.6	189.5
Total current liabilities	467.8	380.4
Long-term debt	995.0	—
Other liabilities	226.9	89.8
Total liabilities	1,689.7	470.2
Shareholders' equity/(deficit)
Preferred stock, $0.01 par value, none outstanding	—	—
Common stock, $0.01 par value, 62,195,315 shares issued and outstanding at 2015	0.6	—
Additional paid-in capital	181.7	—
Retained earnings	6.9	—
Net investment of Edgewell	—	756.2
Accumulated other comprehensive loss	(249.3)	(31.7)
Total shareholders' equity/(deficit)	(60.1)	724.5
Total liabilities and shareholders' equity/(deficit)	$1,629.6	$1,194.7

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
	2015	2014	2013
Cash Flow from Operating Activities
Net (loss)/earnings	$(4.0)	$157.3	$114.9
Adjustments to reconcile net (loss)/earnings to net cash flow from operations:
Non-cash restructuring costs	13.1	4.1	42.9
Depreciation and amortization	41.8	42.2	55.9
Venezuela deconsolidation charge	65.2	—	—
Deferred income taxes	(7.1)	5.6	(12.8)
Share based compensation	13.5	13.2	16.0
Non-cash items in income, net	(13.0)	16.1	12.1
Other, net	(9.4)	(16.1)	(56.1)
Changes in assets and liabilities used in operations
Decrease/(Increase) in trade receivables, net	9.7	(13.5)	119.6
(Increase)/Decrease in inventories	(0.1)	35.5	5.0
Decrease/(Increase) in other current assets	3.5	(10.0)	(26.5)
(Decrease)/Increase in accounts payable	(18.2)	10.7	12.3
Increase/(Decrease) in other current liabilities	66.8	(25.2)	46.3
Net cash flow from operating activities	161.8	219.9	329.6
Cash Flow from Investing Activities
Capital expenditures	(40.4)	(28.4)	(17.8)
Proceeds from sale of assets	13.7	5.6	1.0
Acquisitions, net of cash acquired	(12.1)	—	—
Net cash used by investing activities	(38.8)	(22.8)	(16.8)
Cash Flow from Financing Activities
Net transfers to Edgewell	(648.8)	(185.5)	(301.2)
Cash Proceeds from issuance of debt with original maturities greater than 90 days	999.0	—	—
Payments on debt with maturities greater than 90 days	(1.0)	—	—
Decrease in debt with maturities 90 days or less	(12.4)	—	—
Dividend Paid	(15.5)	—	—
Debt issuance costs	(12.1)	—	—
Net cash from/(used by) financing activities	309.2	(185.5)	(301.2)
Effect of exchange rate changes on cash	(19.7)	—	(0.3)
Net increase in cash and cash equivalents	412.5	11.6	11.3
Cash and cash equivalents, beginning of period	89.6	78.0	66.7
Cash and cash equivalents, end of period	$502.1	$89.6	$78.0

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)
 September 30, 2015

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Investment of Edgewell	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2012	—	$—	$—	$—	$964.0	$(29.4)	$934.6
Net earnings	—	—	—	—	114.9	—	114.9
Other comprehensive income	—	—	—	—	—	(5.2)	(5.2)
Net decrease in Edgewell investment	—	—	—	—	(306.6)	—	(306.6)
Balance, September 30, 2013	—	—	—	—	772.3	(34.6)	737.7
Net earnings	—	—	—	—	157.3	—	157.3
Other comprehensive income	—	—	—	—	—	2.9	2.9
Net decrease in Edgewell investment	—	—	—	—	(173.4)	—	(173.4)
Balance, September 30, 2014	—	—	—	—	756.2	(31.7)	724.5
Net earnings/(loss)	—	—	—	23.1	(27.1)	—	(4.0)
Net decrease in Edgewell investment	—	—	—	—	(946.6)		(946.6)
Separation related adjustments	—	—	—	—	393.5	(93.9)	299.6
Reclassification of net investment to additional paid-in capital	—	—	176.0	—	(176.0)	—	—
Issuance of common stock at spin-off	62,193	0.6	(0.6)	—	—	—	—
Share based expense	—	—	6.3	—	—	—	6.3
Activity under stock plans	2	—	—	—	—	—	—
Dividends to shareholders	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	(123.7)	(123.7)
Balance, September 30, 2015	62,195	$0.6	$181.7	$6.9	$—	$(249.3)	$(60.1)

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer and Eveready brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide technologies.

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). To effect the separation, Edgewell, undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer now holds the Household Products' product group and Edgewell holds the Personal Care product group. As a result of the Spin-off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

In conjunction with the spin-off, Edgewell distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to its shareholders. Under the terms of the spin-off, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date. The transaction was structured to be tax-free to its U.S. shareholders for U.S. federal income tax purposes.

Basis of Presentation - The consolidated financial statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments or variable interests.

Prior to the spin-off on July 1, 2015, our financial statements were prepared on a combined standalone basis derived from the financial statements and accounting records of Edgewell and included expense allocations for: (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a consolidated sales force and management for certain countries; (4) certain support functions that were provided on a centralized basis within Edgewell and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation; (7) financing costs; (8) the effects of restructurings and the Venezuela deconsolidation; and (9) cost of early debt retirement. These expenses were allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and Edgewell. Management believes the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods prior to the spin-off. Nevertheless, the allocations may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been an independent standalone company during the periods prior to July 1, 2015. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods prior to the spin-off. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

(2) Summary of Significant Accounting Policies

Energizer’s significant accounting policies, which conform to GAAP and are applied on a consistent basis in all years presented, except as indicated, are described below.

Use of Estimates – The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an ongoing basis, Energizer evaluates its estimates, including those related to customer promotional programs and incentives, product returns, bad debts, the carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits, share-based compensation, contingencies and acquisitions. Actual results could differ materially from those estimates. However, in regard to ongoing impairment testing of goodwill and indefinite lived intangible assets, significant deterioration in future cash flow projections, changes in discount rates used in discounted cash flow models or changes in other assumptions used in estimating fair values, versus those anticipated at the time of the initial acquisition, as well as subsequent estimated valuations, could result in impairment charges that may materially affect the financial statements in a given year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2015, Energizer had $502.1 in available cash, 95% of which was outside of the U.S. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

Prior to the spin-off, cash was managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by Edgewell at the corporate level was not attributed to Energizer and only cash amounts specifically attributable to Energizer legal entities are reflected as of September 30, 2014.

Foreign Currency Translation – Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive income in the equity section of the Consolidated Balance Sheets, except as noted in Note 6, Venezuela.

Financial Instruments and Derivative Securities – Energizer uses financial instruments, from time to time, in the management of foreign currency, interest rate risk and commodity price risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.

Every derivative instrument (including certain derivative instruments embedded in other contracts) is required to be recorded on the balance sheet at fair value as either an asset or liability. Changes in fair value of recorded derivatives are required to be recognized in earnings unless specific hedge accounting criteria are met.

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2015 and 2014.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2015.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. There were no outstanding derivative contracts for the future purchases of commodities as of September 30, 2015.

Cash Flow Presentation – The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities.

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Trade Receivables, net consists of:

	September 30,
	2015	2014
Trade Receivables	$162.5	$225.9
Allowance for returns and doubtful accounts	(7.0)	(7.4)
Trade Receivables, net	$155.5	$218.5

Inventories – Inventories are valued at the lower of cost or market, with cost generally being determined using average cost or the first-in, first-out (FIFO) method. The Company records a reserve for excess and obsolete inventory based upon the historical usage rates, sales patterns of its products and specifically-identified obsolete inventory.

Capitalized Software Costs – Capitalized software costs are included in other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2015, 2014 and 2013, amortization expense was $4.7, $1.9 and $1.1 in fiscal 2015, 2014 and 2013, respectively.

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to 25 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $37.1 in fiscal 2015, excluding accelerated depreciation charges of $9.1, related primarily to certain manufacturing assets including property, plant and equipment located at the facilities to be closed or streamlined, and $40.3 in fiscal 2014, excluding accelerated depreciation charges of $4.1, related primarily to certain manufacturing assets including property, plant and equipment located at the facilities to be closed or streamlined, and $54.8 in fiscal 2013, excluding non-cash impairment charge of $19.3 and accelerated depreciation charges of $23.6, respectively. See Note 4, Restructuring, of the Notes to the Consolidated Financial Statements.

Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets – Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

Impairment of Long-Lived Assets – Energizer reviews long-lived assets, other than goodwill and other intangible assets for impairment, when events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. Energizer performs undiscounted cash flow analysis to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

In November 2012, Edgewell’s Board of Directors authorized an enterprise-wide restructuring plan, which included the closure of certain facilities in fiscal 2013, 2014 and 2015. As a result of the spin-off, Energizer was allocated and recorded a portion of these expenses including accelerated depreciation charges of $9.1 and $4.1 for the twelve months ended September 30, 2015 and 2014, respectively and non-cash impairment charge of $19.3 and accelerated depreciation charges of $23.6 for twelve months ended September 30, 2013 (collectively $42.9) related primarily to certain manufacturing assets including property, plant and equipment located at the facilities to be closed or streamlined. We do not believe the restructuring plan is likely to result in the impairment of any other material long-lived assets, other than this identified property, plant and equipment. See Note 4 of the Notes to Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Revenue Recognition – Energizer’s revenue is from the sale of its products. Revenue is recognized when title, ownership and risk of loss pass to the customer. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

Energizer offers a variety of programs, such as consumer coupons and similar consumer rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Taxes we collect on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of net sales. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $87.5, $70.7, and $83.6 for the fiscal years ended September 30, 2015, 2014, 2013, respectively.

Research and Development Costs - The Company expenses research and development costs as incurred.

Income Taxes – Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

The Company regularly repatriates a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in foreign affiliates. The Company intends to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 8, Income Taxes, for further discussion.

The Company estimates income taxes and the effective income tax rate in each jurisdiction that it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets, the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable and possible exposures related to future tax audits. Deferred tax assets are evaluated on a subsidiary by subsidiary basis to ensure that the asset will be realized. Valuation allowances are established when the realization is not deemed to be more likely than not. Future performance is monitored, and when objectively measurable operating trends change, adjustments are made to the valuation allowances accordingly. To the extent the estimates described above change, adjustments to income taxes are made in the period in which the estimate is changed.

The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

Share-Based Payments – The Company grants restricted stock equivalents, which generally vest over two to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Estimated Fair Values of Financial Instruments – Certain financial instruments are required to be recorded at the estimated fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates estimated fair value.

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

Recently Issued Accounting Pronouncements – On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU"), which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective for Energizer beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. Energizer expects that this guidance will be immaterial to our financial statements.

On April 15, 2015, the FASB issued a new ASU, which provides criteria to review cloud computing arrangements to determine whether the arrangement contains a software licenses or is solely a service contract. If the arrangement is determined to be a software license, fees paid to the vendor would be within the scope of internal-use software guidance. If not, the fees paid would be expensed as incurred. The update will be effective for Energizer beginning October 1, 2016. Energizer is in the process of evaluating the impact this guidance will have on its future operations.

On May 1, 2015, the FASB issued a new ASU which permits a reporting entity to measure the fair value of certain investments using the net asset value per share (NAV) of the investment as a practical expedient. This amendment removes the requirement to categorize investments for which fair values are measured using the NAV in the fair value hierarchy. This update will be effective for Energizer beginning October 1, 2016. As a result of this ASU, Energizer's pension plan assets that are valued using their NAV will no longer be disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

On July 22, 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for Energizer beginning October 1, 2017, with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On May 28, 2014, the FASB issued a new ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

(3) Spin Costs

Prior to the spin on July 1, 2015, Edgewell incurred costs to evaluate, plan and execute the spin transaction, and Energizer was allocated a pro rata portion of those costs. Edgewell’s total spin costs through the close of the separation were $358 on a pre-tax basis. Through the close of the separation, Energizer's allocation of these spin costs were approximately $167.0 on a pre-tax basis; including $104.2 recorded in SG&A, $36.0 of spin restructuring charges and $26.7 of cost associated with early debt retirement recorded in interest expense. The allocated amounts in SG&A included $82.9 and $21.3 recorded in fiscal 2015 and 2014, respectively. The spin restructuring and cost of early debt retirement were recorded fully in fiscal 2015.

Prior to separation, Energizer and Edgewell entered into Transition Services Agreement (TSA). Under the TSA, the Companies agreed to share the costs associated with the spin incurred subsequent to the separation. Based on the agreement, Energizer is responsible for 40% of such costs incurred subsequent to the separation. See further discussion in Note 12, Transactions with Edgewell.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Since July 1, 2015, Energizer has incurred additional costs associated with the spin. These costs have been recorded as incurred. Total costs incurred since the legal separation occurred was $18.3; including $14.7 recorded in SG&A, $0.5 recorded in cost of products sold, and $3.1 of spin restructuring charges. In addition, Energizer recorded an income tax liability as a result of the separation of certain foreign jurisdictions of $9.6 during fiscal 2015 which were established through equity. The tax related spin costs are expected to be paid in fiscal 2016. Total fiscal year 2015 spin related costs were $163.9 including $97.6 recorded in SG&A, $0.5 recorded in cost of products sold, $39.1 of spin restructuring and $26.7 of the cost of early debt retirement recorded in interest expense. On a project-to-date basis, charges were $185.2, inclusive of the cost of early debt retirement.

Energizer expects to incur $10 to $15 of additional pre-tax spin costs through the end of fiscal year 2016.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Twelve Months Ended September 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$3.9	$5.2	$6.0	$5.3	$12.0	$32.4
Non-cash asset write-down	—	3.2	0.2	0.6	—	4.0
Other exit costs	0.1	0.3	0.6	1.7	—	2.7
Total	$4.0	$8.7	$6.8	$7.6	$12.0	$39.1

The following table represents the spin restructuring accrual activity and ending accrual balance at September 30, 2015 included in other current liabilities on the Consolidated Balance Sheet.

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2015
Severance and termination related costs	$—	$32.4	$(0.7)	$(19.8)	$0.1	$12.0
Non-cash asset write down	—	4.0	—	—	(4.0)	—
Other exit costs	—	2.7	(1.5)	(0.7)	(0.2)	0.3
Total	$—	$39.1	$(2.2)	$(20.5)	$(4.1)	$12.3
(a) Includes the impact of currency translation and $1.5 of separation related adjustments.

(4) Restructuring

2013 Restructuring

In November 2012, Edgewell’s Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to
Edgewell’s management to determine the final actions with respect to this plan (2013 restructuring project). This initiative impacted Edgewell’s Household Products and Personal Care businesses. In January 2014, Edgewell’s Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project.

The primary objectives of the 2013 restructuring project included reduction in workforce, consolidation of G&A functional support across the organization, reduced overhead spending, creation of a center-led purchasing function, and rationalization and streamlining of the Household Products operations facilities, product portfolio and marketing organization.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

For the twelve months ended September 30, 2015, significant progress has been made against all of the aforementioned objectives. The pre-tax expense for charges related to the 2013 restructuring project attributed to Energizer for the years indicated:

	Twelve Months Ended September 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$(0.2)	$0.3	$0.5	$6.6	$(0.2)	$7.0
Accelerated depreciation	—	—	—	9.1	—	9.1
Consulting, program management and other exit costs	2.2	0.1	0.3	1.9	—	4.5
Net gain on asset sale	—	—	—	(11.0)	—	(11.0)
Total	$2.0	$0.4	$0.8	$6.6	$(0.2)	$9.6

	Twelve Months Ended September 30, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$4.3	$1.4	$2.1	$2.1	$1.6	$11.5
Accelerated depreciation	4.1	—	—	—	—	4.1
Consulting, program management and other exit costs	17.3	1.4	3.1	3.7	—	25.5
Net loss on asset sale	2.4	—	—	—	—	2.4
Total	$28.1	$2.8	$5.2	$5.8	$1.6	$43.5

	Twelve Months Ended September 30, 2013
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$27.6	$1.8	$5.5	$3.4	$4.9	$43.2
Non-cash asset impairment charges	19.3	—	—	—	—	19.3
Accelerated depreciation	23.6	—	—	—	—	23.6
Consulting, program management and other exit costs	25.6	2.1	4.6	5.5	—	37.8
Total	$96.1	$3.9	$10.1	$8.9	$4.9	$123.9

Total pre-tax restructuring charges since the inception of the project and through September 30, 2015, have totaled approximately $200. For the twelve months ended September 30, 2015, Energizer recorded $9.6 in pre-tax restructuring charges related to the 2013 restructuring project as compared to $43.5 and $123.9 in fiscal 2014 and 2013, respectively. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $1.1, $1.0 and $6.1 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3, $5.9 and $2.6 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015, 2014, and 2013, respectively. These inventory obsolescence and information technology costs are considered part of the total project costs incurred for 2013 the restructuring project.

The 2013 restructuring project was concluded in fiscal 2015 and we do not expect the remaining costs for Energizer to be material.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the 2013 restructuring project for the twelve months ended September 30, 2015 and 2014.

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2015
Severance & Termination Related Costs	$12.4	$7.0	$(2.3)	$(13.1)	$—	$4.0
Accelerated Depreciation	—	9.1	—	—	(9.1)	—
Other Costs	—	4.5	—	(4.5)	—	—
Net loss on asset sale	—	(11.0)	0.3	13.7	(3.0)	—
Total	$12.4	$9.6	$(2.0)	$(3.9)	$(12.1)	$4.0

				Utilized
	October 1, 2013	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2014
Severance & Termination Related Costs	$13.8	$11.5	$(0.3)	$(12.6)	$—	$12.4
Accelerated Depreciation	—	4.1	—	—	(4.1)	—
Other Costs	5.7	25.5	—	(29.9)	(1.3)	—
Net loss on asset sale	—	2.4	—	4.9	(7.3)	—
Total	$19.5	$43.5	$(0.3)	$(37.6)	$(12.7)	$12.4

(a) Includes the impact of currency translation and $4.1 of separation related adjustments in fiscal 2015.

(5) Acquisitions

On December 12, 2014, Edgewell, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China related to the Household Products business for approximately $12.1, primarily related to the purchase of fixed assets. As of September 30, 2015, the purchase price allocation was complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in approximately $2.3 of goodwill.

(6) Venezuela

Effective January 1, 2010, the financial statements for our Venezuela subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under generally accepted accounting principles, an economy is considered highly inflationary if the cumulative inflation rate for a three-year period meets or exceeds 100%. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

Prior to March 31, 2015, Edgewell included the results of its Venezuelan operations in its consolidated financial statements using the consolidation method of accounting. Edgewell’s Venezuelan earnings and cash flows were reflected in their consolidated financial statements at the official exchange rate of 6.30 bolivars per U.S. dollar for the sixth months ended March 31, 2015. At March 31, 2015, Edgewell had $33.8 of USD intercompany receivables due from its Venezuela subsidiaries, for household and personal care products previously imported, the majority of which have been outstanding since Fiscal 2010. As of March 31, 2015, Edgewell’s Venezuela subsidiary held bolivar denominated cash deposits of $93.8 (at the 6.30 per U.S. dollar rate).

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted Edgewell’s Venezuelan operations’ ability to pay dividends and settle

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of Edgewell’s Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over Edgewell’s Venezuelan subsidiaries for accounting purposes. Edgewell deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan subsidiaries, Edgewell recorded a one-time charge of $144.5 in the second quarter of 2015, of which $65.2 was allocated to Energizer based on the Venezuelan operations being distributed as part of Energizer. This charge included:

•	foreign currency translation losses previously recorded in accumulated other comprehensive income, of which $16.2 was allocated to Energizer

•	the write-off of Edgewell’s Venezuelan operations’ cash balance, of which $44.6 was allocated to Energizer, (at the 6.30 per U.S. dollar rate)

•	the write-off of Edgewell’s Venezuelan operations’ other net assets, of which $4.4 was allocated to Energizer

Since the deconsolidation as of March 31, 2015, Energizer's financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash. Included within the results for the twelve months ended September 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5 recorded in the first six months of the year, and net sales of $25.8 and $28.4 and segment profit of $13.1 and $13.0 for the twelve months ended September 30, 2014 and 2013, respectively.

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our North America, Latin America, EMEA and Asia Pacific reporting units in the fourth quarter of fiscal 2015. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2015.

The following table represents the change in the carrying amount of goodwill at September 30, 2015:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2014	$19.1	$1.7	$6.5	$9.8	$37.1
Household Products acquisition	—	—	—	2.3	2.3
Cumulative translation adjustment	—	(0.1)	(0.5)	(0.7)	(1.3)
Balance at September 30, 2015	$19.1	$1.6	$6.0	$11.4	$38.1

The Company had indefinite-lived intangible assets of $76.3 at September 30, 2015 and $80.1 at September 30, 2014. Changes
in indefinite-lived intangible assets are due to changes in foreign currency translation.

In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing. Energizer had no amortizable intangible assets at September 30, 2015 and 2014.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(8) Income Taxes

The provisions for income taxes consisted of the following for the twelve months ended September 30,:

	2015	2014	2013
Currently payable:
United States - Federal	$(20.6)	$15.0	$22.3
State	(1.4)	0.8	1.4
Foreign	32.4	36.5	36.2
Total current	10.4	52.3	59.9
Deferred:
United States - Federal	(3.5)	4.3	(10.4)
State	(0.2)	0.4	(1.2)
Foreign	(3.4)	0.9	(1.2)
Total deferred	(7.1)	5.6	(12.8)
Provision for income taxes	$3.3	$57.9	$47.1

The source of pre-tax (loss)/earnings for the twelve months ended September 30 was:

	2015	2014	2013
United States	$(144.5)	$33.6	$16.7
Foreign	143.8	181.6	145.3
Pre-tax (loss)/earnings	$(0.7)	$215.2	$162.0

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	2015		2014		2013
Computed tax at federal statutory rate	$(0.3)	35.0%	$75.3	35.0%	$56.7	35.0%
State income taxes, net of federal tax benefit	(1.6)	N/M	0.8	0.4	0.1	0.1
Foreign tax less than the federal rate	(20.8)	N/M	(26.1)	(12.1)	(15.8)	(9.8)
Other taxes including repatriation of foreign earnings	2.2	N/M	7.3	3.4	9.8	6.1
Nontaxable share option	—	N/M	(2.5)	(1.2)	(3.4)	(2.1)
Nondeductible spin costs	2.0	N/M	3.0	1.4	—	—
Deconsolidation of Venezuela operations	22.8	N/M	—	—	—	—
Other, net	(1.0)	N/M	0.1	—	(0.3)	(0.2)
Total	$3.3	455.1%	$57.9	26.9%	$47.1	29.1%

N/M - The percentage rate reconciliation of income taxes is not meaningful.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities recorded on the balance sheets at September 30 for the years indicated are as follows, both current and noncurrent:

	2015	2014
Deferred tax assets:
Accrued liabilities	$53.5	$35.1
Deferred and stock-related compensation	29.6	27.6
Tax loss carryforwards and tax credits	14.4	19.6
Intangible assets	46.5	46.4
Pension plans	36.2	—
Other tax assets	3.9	10.5
Gross deferred tax assets	184.1	139.2
Deferred tax liabilities:
Depreciation and property differences	(16.2)	(8.1)
Other tax liabilities	—	(1.7)
Gross deferred tax liabilities	(16.2)	(9.8)
Valuation allowance	(13.6)	(14.5)
Net deferred tax assets	$154.3	$114.9

There were no material tax loss carryforwards that expired in fiscal 2015. Future expirations of tax loss carryforwards and tax credits, if not utilized, are $10.3 between 2018 and 2020 at September 30, 2015. In addition, there are $4.1 of tax loss carryforwards with no expiration at September 30, 2015. The valuation allowance is attributed to tax loss carryforwards and tax credits outside the U.S.

The Company has repatriated a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision has been made for additional taxes on undistributed earnings of foreign affiliates that the Company intended and planned to be indefinitely invested in the affiliate. At September 30, 2015, approximately $650 of foreign subsidiary earnings related to Energizer was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested earnings of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the range of potential U.S. tax may be in excess of $88, if all undistributed earnings were repatriated assuming foreign cash was available to do so. Applicable U.S. income and foreign withholding taxes would be provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

Unrecognized tax benefits activity for the twelve months ended September 30, 2015 and 2014 are summarized below:

	2015	2014
Unrecognized tax benefits, beginning of year	$12.7	$13.5
Additions based on current year tax positions and acquisitions	6.1	1.9
Reductions for prior year tax positions	(10.3)	(0.1)
Settlements with taxing authorities/statute expirations	—	(2.6)
Unrecognized tax benefits, end of year	$8.5	$12.7

Included in the unrecognized tax benefits noted above are $8.5 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year. The fiscal 2015

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

reduction to prior year tax positions was related to transfers of the unrecognized tax benefits to Edgewell as of the date of the spin.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer accrued $0.7 of interest (net of the deferred tax asset of $0.2) and penalties of $1.3 at September 30, 2015 and $3.6 of interest (net of the deferred tax asset of $1.3) at September 30, 2014. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

The Company has a Tax Matters Agreement with Edgewell which provides that Edgewell shall be liable for and shall indemnify Energizer against all U.S. federal income taxes as well as various foreign legal entities, where Edgewell has retained the legal entity past separation, resulting from tax obligations arising from operations prior to July 1, 2015. In addition, Energizer is liable for and shall indemnify Edgewell against tax obligations arising from operations prior to July 1, 2015 for certain foreign legal entities where the Company has retained the legal entity past separation.

The Company will file income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where Energizer has operations. There are open examinations at some of the foreign entities for which we retain the tax liability at the spin date. The status of international income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

(9) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents.

For the years ended September 30, 2014 and 2013, basic and diluted earnings per common share, and the average number of common shares outstanding, were retrospectively restated for the number of Energizer shares outstanding as of the July 1, 2015 distribution of Energizer shares of 62,193,281. The same number of shares was used to calculate basic and diluted earnings per share for these periods since there were no Energizer equity awards outstanding prior to the spin-off.

The following table sets forth the computation of basic and diluted (loss)/earnings per share for the years ended September 30, 2015, 2014 and 2013:

	For the Years Ended September 30,
(in millions, except per share data)	2015	2014	2013
Net (loss)/earnings	$(4.0)	$157.3	$114.9
Basic average shares outstanding	62.2	62.2	62.2
Diluted average shares outstanding	62.2	62.2	62.2
Basic (loss)/earnings per common share	$(0.06)	$2.53	$1.85
Diluted (loss)/earnings per common share	$(0.06)	$2.53	$1.85

Due to the loss incurred for the year ended September 30, 2015, all restricted shares outstanding were excluded from the earnings per share calculation as their inclusion would have been anti-dilutive.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(10) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. On July 1, 2015, Edgewell distributed 62,193,281 shares of Energizer Holdings, Inc. common stock to its shareholders. Each Edgewell common stockholder of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer for each share of Edgewell common stock they held.

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. No repurchases were made during fiscal year 2015.

For the twelve months ended September 30, 2015, total dividends declared to shareholders were $16.2 of which $15.5 were paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

As of September 30, 2015, approximately 1.9 million shares were reserved for issuance under the Equity Incentive Plan. There were no preferred stock issued or outstanding as of September 30, 2015.

Subsequent to the fiscal year end, on November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock, payable on December 16, 2015, to all shareholders of record as of the close of business on November 30, 2015.
Subsequent to the fiscal year end and through the date of this report, the Company repurchased approximately 580,000 shares of its common stock at an average price of $36.30 per share.

(11) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the Plan) on July 1, 2015, upon completion of the spin-off. The Plan will be presented for shareholder approval at the 2016 Annual Meeting of Shareholders in February 2016. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded, and will remain in effect until June 30, 2025. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciate rights reduce the shares available for future issuance on a one-for-one basis. At September 30, 2015, there were 6.2 million shares available for future awards under the Plan.

The Plan also allowed for the conversion of Edgewell restricted stock equivalents held by Energizer employees and Board of Directors outstanding immediately prior to spin-off, to be converted to Energizer restricted stock equivalents (RSE) upon completion of the spin-off. On July 1, 2015, RSE awards held by Energizer employees and Board of Directors that were previously outstanding in Edgewell stock, were converted to RSE awards in Energizer stock. In total, there are 1.3 million Energizer RSE awards outstanding as part of the conversion.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $13.5, $13.2 and $16.0 for the years ended September 30, 2015, 2014 and 2013, respectively, and was recorded in SG&A expense. The fiscal year 2015 expense included $2.4 of additional expense recorded as a result of the modification of certain Edgewell RSE from performance based to time based awards upon consummation of the spin-off. The expense prior to the spin-off was based on an allocation from Edgewell which included $7.2 allocated to Energizer in fiscal 2015 prior to the spin-off. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $5.0, $4.9 and $6.0 for the years ended September 30, 2015, 2014 and 2013, respectively.

Restricted Stock Equivalents (RSE)

The RSE converted in connection with the spin-off are time based and either vest ratably over four years from their initial date of grant, or else the entire award vests on either the second or third anniversary date from initial grant. The fair value of the restricted stock at the date of grant is amortized to earnings over the remaining restriction period.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

On July 8, 2015, the Company granted RSE awards to a group of key executives which included approximately 573,700 shares that vest ratably over five years as well as 50,300 shares to the Board of Directors that vest on the three year anniversary from date of grant. The closing stock price on the date of the grant used to determine the award fair value was $34.92.

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value
Nonvested RSE at October 1, 2014	—	$—
Converted on July 1, 2015 in connection with the Spin-Off	1.312	$34.00
Granted	0.624	$34.92
Vested	(0.004)	$34.00
Canceled	(0.038)	$34.00
Nonvested RSE at September 30, 2015	1.894	$34.30

As of September 30, 2015, there was an estimated $36.2 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.7 years. The weighted average estimated fair value for RSE awards granted in the fourth quarter of fiscal 2015, was $21.8. The estimated fair value of RSE awards that vested in the fourth quarter of fiscal 2015 was $0.2.

Subsequent to year-end, in November 2015, the Company granted RSE awards to a group of key employees of approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 290,000 performance shares to the group of key employees and key executives that will vest upon meeting target cumulative earnings per share and cumulative free cash flow metrics over the three year performance period. The closing stock price on the date of grant used to determine the awards estimated fair value was $37.34.

(12) Transactions with Edgewell

Allocations and Investment Prior to Spin-Off

Prior to the spin-off, Edgewell’s operating model included a combination of standalone and combined business functions between Energizer and Edgewell, varying by country and region of the world. Shared functions included product warehousing and distribution, various transaction processing functions, and, in some countries, a combined sales force and management. The consolidated financial statements include allocations related to these costs applied on a fully allocated cost basis, in which shared business functions were allocated between Energizer and Edgewell. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods presented. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Certain corporate support functions were also provided by Edgewell prior to the spin-off and costs were allocated to Energizer related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, share-based compensation, and financing costs. The General corporate expenses are included in the Consolidated Statements of Operations in Cost of products sold and SG&A expenses and accordingly as a component of the Edgewell investment. These expenses have been allocated to Energizer on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net global sales, cost of products sold, operating income, headcount or other measures of Energizer and Edgewell. Certain debt obligations of Edgewell were not included in the consolidated financial statements of Energizer, because Energizer was not a party to the obligation between Edgewell and the debt holders. Financing costs related to such debt obligations have been allocated to Energizer based on the extent to which Energizer participated in Edgewell’s corporate financing activities. Management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocated corporate expenses from Edgewell were reasonable. General corporate expenses

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

allocated to Energizer during the fiscal years ended September 30, 2015, 2014 and 2013 were $43.0, $62.5 and $70.8, respectively.

All significant intercompany transactions between Energizer and Edgewell prior to the spin-off were included in the consolidated financial statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Edgewell investment. Energizer engaged in cash pooling arrangements with related parties that were managed centrally by Edgewell. The amount owed by Energizer into this arrangement was $86.2 at September 30, 2014.

Post Spin-Off Activity

In connection with the spin-off, the Company entered into a series of agreements with Edgewell which are intended to govern the relationship between the Company and Edgewell and to facilitate an orderly separation of Energizer from Edgewell. These agreements include a Separation and Distribution Agreement (Separation Agreement), Transition Services Agreement (TSA), Employee Matters Agreement, and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the spin-off, Edgewell contributed its net investment in Energizer and certain assets and liabilities in exchange for a $1,000.0 cash distribution which was funded through the incurrence of long-term debt by Energizer. In addition, separation related adjustments of $299.6 are included on the Consolidated Statements of Shareholders' Equity/(Deficit) consisting of $417.7 of cash and cash equivalents transferred to Energizer from Edgewell at the spin, offset by liabilities assumed by Energizer related to the pension plans of $41.7, income taxes payable of $42.2 and $34.2 of various other net liabilities.

The Separation Agreement included provisions on how to allocate assets and liabilities between legal entities that were being split into a separate Edgewell and Energizer legal entity as part of the spin-off. Due to the systems restraints and foreign legal restraints, it was not possible for all Energizer assets and liabilities to be transferred to the new legal entity as part of the spin. The Separation Agreement provided for a mechanism to quantify and help to settle the legal assets and liabilities that remained with Edgewell post split. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post spin. These costs were to be allocated 60% to Edgewell and 40% to Energizer.

Under the TSA, Energizer and Edgewell will provide each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. Energizer anticipates that it will generally be in a position to complete the transition of most services on or before 24 months following the date of the spin. The expenses related to the TSA through September 30, 2015 were immaterial.

As a result of the Separation Agreement, the TSA and the various activity between Energizer and Edgewell post spin, Energizer recorded a receivable in other current assets of $30.4 and a payable in other current liabilities of $14.0 related to transactions with Edgewell.

(13) Pension Plans
Certain employees participate in defined benefit pension plans sponsored by the Company.
Our Participation in Edgewell’s Pension and the Spin-Off Impact:

Prior to the spin-off, Edgewell provided defined benefit pension plans to our eligible employees and retirees. As such, we applied the multiemployer plan accounting approach and these liabilities were not reflected in our consolidated balance sheets. We did provide pension coverage for certain employees that were specific to our Energizer entities through separate plans and those plans were included in our Consolidated Financial Statements prior to the spin-off.

As part of the spin-off, and in accordance with the Employee Matters Agreement, the combined plans were split and we assumed the obligations previously provided by Edgewell. Accordingly, Edgewell transferred to us the plan assets and liabilities associated with our active, retired, and other former employees. We assumed net benefit plan liabilities of $41.7 from Edgewell,

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

which was in addition to the $17.7 of net benefit plan liabilities for plans we had previously reported in our historical financial statements, for a total net liability of $59.4 on July 1, 2015.

Total Edgewell benefit plan costs allocated to us were $5.9 in the first nine months of 2015 prior to the spin-off, $6.4 in 2014, and $23.1 in 2013. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of products sold and SG&A expenses on the Consolidated Statements of Earnings and Comprehensive Income. These costs were funded through intercompany transactions with Edgewell and were reflected within the parent company investment equity balance.

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

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	2015	2014
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$58.1	$64.1
Service cost	0.8	0.7
Interest cost	7.6	1.3
Plan participants' contributions	0.1	0.1
Actuarial loss/(gain)	24.3	3.4
Benefits paid, net	(16.0)	(6.9)
Plan curtailments	(2.0)	—
Plan settlements	(0.2)	(1.6)
Net transfer in/(out) (including the effect of any business combinations/divestitures)	(4.0)	—
Obligations transferred from Edgewell	662.9	—
Foreign currency exchange rate changes	(5.6)	(3.0)
Projected Benefit Obligation at end of year	$726.0	$58.1
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$44.6	$51.6
Actual return on plan assets	(25.4)	3.2
Company contributions	1.5	0.4
Plan participants' contributions	0.1	0.1
Plan settlements	(0.2)	(1.6)
Benefits paid, net	(16.0)	(6.9)
Net transfer in/(out) (including the effect of any business combinations/divestitures)	(3.8)	—
Assets transferred from Edgewell	621.2	—
Foreign currency exchange rate changes	(5.3)	(2.2)
Estimated fair value of plan assets at end of year	$616.7	$44.6
Funded status at end of year	$(109.3)	$(13.5)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	2015	2014
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$5.9	$—
Current liabilities	(2.8)	—
Noncurrent liabilities	(112.4)	(13.5)
Net amount recognized	$(109.3)	$(13.5)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$211.0	$8.3
Included in the Accumulated Other Comprehensive Loss balance at September 30, 2015 was $145.8 of gross accumulated loss associated with the pension plans transferred from Edgewell at July 1, 2015.

Pre-tax changes recognized in other comprehensive income for the year ended September 30, 2015 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss/(gain) arising during the year	$59.9
Effect of exchange rates	(1.5)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net (loss)/gain	(1.5)
Total recognized in other comprehensive income	$56.9

Energizer expects to contribute $5.2 to its plans in fiscal 2016.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,
2016	$55.9
2017	46.8
2018	47.2
2019	47.2
2020	46.0
2021 to 2025	223.0

The accumulated benefit obligation for the plans was $609.4 and $45.0 at September 30, 2015 and 2014, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	2015	2014
Projected benefit obligation	$726.0	$58.1
Accumulated benefit obligation	$609.4	$45.0
Estimated fair value of plan assets	$616.7	$44.6

Pension plan assets in the U.S. plan represent approximately 75% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 65%, and (b) debt securities, including U.S. bonds: 35%. Actual allocations at September 30, 2015 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2015. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	Pension
	2015	2014	2013
Service cost	$0.8	$0.7	$1.1
Interest cost	7.6	1.3	1.2
Expected return on plan assets	(12.2)	(1.8)	(1.8)
Recognized net actuarial loss/(gain)	1.4	0.1	0.4
Settlement loss recognized	0.1	0.2	0.1
Net periodic benefit cost	$(2.3)	$0.5	$1.0

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2016 are net actuarial losses of $6.9.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	2015	2014
Plan obligations:
Discount rate	3.9%	1.5%
Compensation increase rate	3.3%	2.3%
Net periodic benefit cost:
Discount rate	4.0%	2.1%
Expected long-term rate of return on plan assets	7.0%	3.5%
Compensation increase rate	3.3%	2.3%

The change in our assumptions from fiscal 2014 to fiscal 2015 is due to the change in the composition in plans now that the Company has assumed the full pension plan liabilities from Edgewell as discussed above. The expected return on the plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the estimated fair value of Energizer’s plan assets as of September 30, 2015 and 2014 segregated by level within the estimated fair value hierarchy. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	2015 Pension Assets
ASSETS AT ESTIMATED FAIR VALUE	Level 1	Level 2	Total
EQUITY
U.S. Equity	$138.9	$56.3	$195.2
International Equity	20.6	129.3	149.9
DEBT
U.S. Government	—	175.8	175.8
Other Government	—	44.3	44.3
Corporate	—	26.7	26.7
CASH & CASH EQUIVALENTS	—	1.2	1.2
OTHER	—	23.6	23.6
TOTAL	$159.5	$457.2	$616.7

	2014 Pension Assets
ASSETS AT ESTIMATED FAIR VALUE	Level 1	Level 2	Total
EQUITY
U.S. Equity	$1.5	$0.7	$2.2
International Equity	6.1	2.8	8.9
DEBT
U.S. Government	—	0.6	0.6
Other Government	—	9.4	9.4
Corporate	—	14.8	14.8
CASH & CASH EQUIVALENTS	—	2.4	2.4
OTHER	—	6.3	6.3
TOTAL	$7.6	$37.0	$44.6

There were no Level 3 pension assets at September 30, 2015 and 2014.

The investment objective for plan assets is to satisfy the current and future pension benefit obligations. The investment philosophy is to achieve this objective through diversification of the retirement plan assets. The goal is to earn a suitable return with an appropriate level of risk while maintaining adequate liquidity to distribute benefit payments. The diversified asset allocation includes equity positions, as well as fixed income investments. The increased volatility associated with equities is offset with higher expected returns, while the long duration fixed income investments help dampen the volatility of the overall portfolio. Risk exposure is controlled by re-balancing the retirement plan assets back to target allocations, as needed. Investment firms managing retirement plan assets carry out investment policy within their stated guidelines. Investment performance is monitored against benchmark indices, which reflect the policy and target allocation of the retirement plan assets.

(14) Defined Contribution Plan

The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. As a result of the freezing of the U.S. pension plan effective January 1, 2014, the Company matches 100% of participant’s before tax contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2015, 2014 and 2013 were $7.7, $5.0, and $4.1, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(15) Debt

The detail of long-term debt was as follows:

	September 30, 2015	September 30, 2014
Senior Secured Term Loan B Facility, net of discount, due 2022	$398.0	$—
5.50% Senior Notes due 2025	600.0	—
Total long-term debt, including current maturities	998.0	—
Less current portion	3.0	—
Total long-term debt	$995.0	$—

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June 30, 2015.

Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Company leverage. As of September 30, 2015, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of September 30, 2015.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR plus 250 basis points subject to a 75 basis point floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of Energizer and guarantors and proceeds therefrom excluding certain excluded assets. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

The Senior Notes were sold to qualified institutional buyers and will not be registered under the Securities Act or applicable state securities laws. Interest is payable semi-annually on the Senior Notes, beginning on December 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of Energizer's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

The Revolving Facility will be used for working capital and for general corporate purposes. The proceeds of the Term Loan and the Senior Notes were transferred to Edgewell in connection with the contribution of certain assets to Energizer immediately prior to the completion of the spin-off. See Note 12, Transactions with Edgewell.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at September 30, 2015 were as follows: $3.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $980.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(16) Financial Instruments and Risk Management

The market risk inherent in the Company's operations creates potential earnings volatility arising from changes in currency rates, interest rates and commodity prices. The Company's policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading or speculative purposes where the sole objective is to generate profits.
Concentration of Credit Risk-The counterparties to derivative contracts consist of a number of major financial institutions and are generally institutions with which the Company maintains lines of credit. The Company does not enter into derivative contracts through brokers nor does it trade derivative contracts on any other exchange or over-the-counter markets. Risk of currency positions and mark-to-market valuation of positions are strictly monitored at all times.
The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside rating agencies. While nonperformance by these counterparties exposes Energizer to potential credit losses, such losses are not anticipated.

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. and its subsidiaries accounted for 10.0%, 8.5%, and 13.3% of total net sales in fiscal 2015, 2014 and 2013, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2015 and 2014, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk – Energizer uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2015 and September 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Foreign Currency Risk – A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the economic or competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins.

Additionally, Energizer’s foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in a transaction gain or loss recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk - Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2015, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June 2022 at an interest rate of 2.22%.

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2015 and 2014, Energizer had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

of $4.5 and $5.4, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2015 levels, over the next twelve months, $4.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2017.

Derivatives not Designated in Hedging Relationships - Edgewell held a share option with a major financial institution to mitigate the impact of changes in certain of Edgewell’s unfunded deferred compensation liabilities, which are tied to Edgewell’s common stock price. The share option matured in November 2014 and was not subsequently renewed. Prior to the spin, Energizer received an allocation of an appropriate share of the impact of this financial instrument.
In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk.
The following table provides the Company's estimated fair values as of September 30, 2015 and 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2015 and 2014, respectively:

	At September 30, 2015	For the Year Ended September 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset(Liability) (1) (2)	Pre-Tax Gain/(Loss) Recognized in OCI(3)	Pre-Tax Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$4.5	$10.1	$11.0
Interest rate contracts	(5.2)	(5.2)	—
Total	$(0.7)	$4.9	$11.0

	At September 30, 2014	For the Year Ended September 30, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset(Liability) (1) (2)	Gain/(Loss) Recognized in OCI(3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$5.4	$6.6	$(1.1)

1.	All derivative assets are presented in Other current assets or Other assets.

2.	All derivative liabilities are presented in Other current liabilities or Other liabilities.

3.	OCI is defined as other comprehensive income.

4.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing items, net.

5.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2015 and 2014, and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2015 and 2014, respectively.

	At September 30, 2015	For the Year Ended September 30, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$0.2
Foreign currency contracts	—	2.2
Total	$—	$2.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	At September 30, 2014	For the Year Ended September 30, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$7.1
Foreign currency contracts	1.0	1.2
Total	$1.0	$8.3
1. Gain/(loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency and commodity contracts in Other financing, items, net.
2. Edgewell held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At September 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.9	$(0.4)	$4.5	$7.2	$(0.2)	$7.0

Offsetting of derivative liabilities

		At September 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$—	$—	$—	$(0.8)	$0.2	$(0.6)

Fair Value Hierarchy – Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2015 and 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Level 2
	September 30,
	2015	2014
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(58.5)	$(45.8)
Derivatives - Foreign Currency contracts	4.5	6.4
Derivatives - Interest Rate Swap	(5.2)	—
Total Liabilities at estimated fair value	$(59.2)	$(39.4)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2015 and 2014.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 2 inputs.

At September 30, 2015, the estimated fair value of foreign currency contracts as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of the Company's Common Stock Unit Fund as well as other investment options that are offered under the plan.

At September 30, 2015 , the fair market value of fixed rate long-term debt was $581.2 compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(17) Environmental and Regulatory

Government Regulation and Environmental Matters – The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Under the Comprehensive Environmental Response, Compensation and Liability Act, Energizer is identified as a “potentially responsible party” (PRP) and may be required to share in the cost of cleanup with respect to eight federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2015 were $4.2, of which $1.5 is expected to be spent during fiscal 2016. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, combined earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Legal Proceedings – The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and we can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probably, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities.

(18) Other Commitments and Contingencies

Total rental expense less sublease rental income for all operating leases     was $15.9, $11.3 and $10.0 in fiscal 2015, 2014 and 2013, respectively. Future minimum rental commitments under non-cancellable operating leases directly held by Energizer and in effect as of September 30, 2015, were $14.0 in fiscal 2016, $12.4 in fiscal 2017, $12.2 in fiscal 2018, $8.7 in fiscal 2019, $7.4 in fiscal 2020 and $13.2 thereafter.

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2014	$(28.7)	$(7.3)	$4.3	$—	$(31.7)
OCI before reclassifications	(97.9)	(38.3)	6.7	(3.3)	(132.8)
Separation related adjustments	0.8	(95.3)	0.6	—	(93.9)
Venezuela deconsolidation charge	16.2	—	—	—	16.2
Reclassifications to earnings	—	1.1	(8.2)	—	(7.1)
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)

The following table presents the reclassifications out of AOCI:

	For the Twelve Months Ended September 30, 2015
Details of AOCI Components	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$11.0	Other financing items, net
	11.0	Total before tax
	(2.8)	Tax (expense)/benefit
	$8.2	Net of tax
Amortization of defined benefit pension items
Actuarial losses	(1.4)	(2)
Settlement losses	(0.1)	(2)
	(1.5)	Total before tax
	0.4	Tax (expense)/benefit
	$(1.1)	Net of tax
Foreign Currency Translation Adjustments
Venezuela deconsolidation charge	$(16.2)	Venezuela deconsolidation charge
Total reclassifications for the period	$(9.1)	Net of tax

1.	Amounts in parentheses indicate debits to Consolidated Statements of Earnings.

2.	These AOCI components are included in the computation of net periodic benefit cost (see Note 13, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Supplemental Financial Statement Information

The components of certain balance sheet accounts at September 30 for the years indicated are as follows:

	2015	2014
Inventories
Raw materials and supplies	$32.4	$38.5
Work in process	73.0	68.4
Finished products	170.5	185.5
Total inventories	$275.9	$292.4
Other Current Assets
Miscellaneous receivables	$34.3	$31.4
Due from Edgewell	30.4	—
Deferred income tax benefits	49.6	43.7
Prepaid expenses	53.2	35.7
Value added tax collectible from customers	19.9	22.9
Other	5.6	12.9
Total other current assets	$193.0	$146.6
Property, plant and equipment
Land	$10.0	$10.3
Buildings	162.8	143.6
Machinery and equipment	886.2	871.8
Construction in progress	12.1	10.1
Total gross property	1,071.1	1,035.8
Accumulated depreciation	(865.5)	(823.3)
Total property, plant and equipment, net	$205.6	$212.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$29.7	$25.7
Accrued trade allowances	41.7	35.6
Accrued salaries, vacations and incentive compensation	39.5	45.9
2013 restructuring reserve	4.0	12.4
Spin restructuring reserve	12.3	—
Income taxes payable	43.7	2.9
Other	121.7	67.0
Total other current liabilities	$292.6	$189.5
Other Liabilities
Pensions and other retirement benefits	$119.3	$12.8
Deferred compensation	58.5	45.8
Other non-current liabilities	49.1	31.2
Total other liabilities	$226.9	$89.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Allowance for Doubtful Accounts	2015	2014	2013
Balance at beginning of year	$7.4	$9.5	$9.5
Provision charged to expense, net of reversals	1.9	1.6	2.3
Write-offs, less recoveries, translation, other	(2.3)	(3.7)	(2.3)
Balance at end of year	$7.0	$7.4	$9.5

Income Tax Valuation Allowance	2015	2014	2013
Balance at beginning of year	$14.5	$11.4	$10.4
Provision charged to expense	0.3	8.2	0.9
Reversal of provision charged to expense	(0.8)	(3.5)	(0.1)
Translation, other	(0.4)	(1.6)	0.2
Balance at end of year	$13.6	$14.5	$11.4

Supplemental Disclosure of Cash Flow Information	2015	2014	2013
Interest paid	$73.1	$52.2	$67.1
Income taxes paid	$37.6	$53.1	$61.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(21) Segments

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

For the year ended September 30, 2015, Edgewell recorded a one-time charge of $144.5 as a result of deconsolidating its Venezuelan subsidiaries, which had no accompanying tax benefit. Energizer was allocated $65.2 of this one-time charge. See Note 6, Venezuela, to the Consolidated Financial Statements.

Corporate assets shown in the following table include all cash, financial instruments and deferred tax assets that are managed outside of operating segments.

Net Sales	2015	2014	2013
North America	$831.3	$909.2	$1,041.9
Latin America	125.1	162.1	182.0
EMEA	370.4	419.1	423.3
Asia Pacific	304.8	350.0	365.0
Total net sales	$1,631.6	$1,840.4	$2,012.2
Segment Profit
North America	234.6	263.9	307.1
Latin America	20.7	26.4	32.9
EMEA	58.3	61.4	49.9
Asia Pacific	77.9	97.1	98.2
Total segment profit	$391.5	$448.8	$488.1
General corporate and other expenses	(66.0)	(62.5)	(70.8)
Global marketing expenses	(24.8)	(20.7)	(21.8)
Research and development expense	(24.9)	(25.3)	(29.7)
Venezuela deconsolidation charge	(65.2)	—	—
Restructuring (1)	(13.0)	(50.4)	(132.6)
Integration (2)	(1.6)	—	—
Spin costs (3)	(98.1)	(21.3)	—
Spin restructuring	(39.1)	—	—
Cost of early debt retirement (4)	(26.7)	—	—
Interest and other financing items	(32.8)	(53.4)	(71.2)
Total (loss) earnings before income taxes	$(0.7)	$215.2	$162.0

Depreciation and Amortization
North America	22.3	17.6	25.1
Latin America	1.0	0.1	0.7
EMEA	1.1	0.6	1.4
Asia Pacific	12.8	20.9	26.2
Total segment depreciation and amortization	37.2	39.2	53.4
Corporate	4.6	3.0	2.5
Total depreciation and amortization	$41.8	$42.2	$55.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total Assets	2015	2014
North America	$394.8	$371.7
Latin America	63.3	58.6
EMEA	237.5	188.3
Asia Pacific	573.2	329.6
Total segment assets	$1,268.8	$948.2
Corporate	246.4	129.3
Goodwill and other intangible assets, net	114.4	117.2
Total assets	$1,629.6	$1,194.7

Capital Expenditures	2015	2014	2013
North America	$28.4	$15.9	$5.7
Latin America	1.2	0.6	2.2
EMEA	2.3	1.9	1.5
Asia Pacific	8.5	10.0	8.4
Total segment capital expenditures	$40.4	$28.4	$17.8

(1) Includes $0.3 for the twelve months ended September 30, 2015, $5.9 for the twelve months ended September 30, 2014 and $6.1 for the twelve months ended September 30, 2013 associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income. Additionally, pre-tax costs of $3.1 for the twelve months ended September 30, 2015, $1.0 for the twelve months ended September 30, 2014 and $2.6 for the twelve months ended September 30, 2013 associated with obsolescence charges and severance related to our restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income.
(2) Includes $0.3 recorded in cost of products sold and $1.3 recorded in SG&A in the Consolidated Statements of Earnings and Comprehensive Income.
(3) Included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income.
(4) Included in Interest Expense in the Consolidated Statements of Earnings and Comprehensive Income.

Geographic segment information for the years ended September 30 was as follows:

	2015	2014	2013
Net Sales to Customers
United States	$767.6	$822.0	$951.2
International	864.0	1,018.4	1,061.0
Total net sales	$1,631.6	$1,840.4	$2,012.2

Long-Lived Assets
United States	$210.9	$95.3
Singapore	69.7	81.9
Other International	108.1	153.2
Total long-lived assets excluding goodwill and intangibles	$388.7	$330.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Supplemental product information is presented below for net sales for the years ended September 30:

	2015	2014	2013
Net Sales
Alkaline batteries	1,044.9	1,167.6	1,241.0
Other batteries and lighting products	586.7	672.8	771.2
Total net sales	$1,631.6	$1,840.4	$2,012.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(22) Quarterly Financial Information - (Unaudited)

The fourth quarter of fiscal 2015 was the first quarter post spin and represents the actual results of the Company as an independent public company. Operations for the first three quarters of fiscal 2015 as well as all four quarters from fiscal 2014 include allocations from Edgewell and may not be representative of the Company's results if it would have been a stand alone company during those periods.

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Net earnings of the Company are impacted in the first quarter by the additional battery product sales volume associated with the December holiday season. Per share data is computed independently for each of the periods presented. As a result, the sum of the amounts for the quarter may not equal the total for the year.

Fiscal 2015	First	Second	Third	Fourth
Net sales	$501.3	$356.9	$374.3	$399.1
Gross profit	233.8	168.5	170.8	183.1
Net earnings/(loss)	61.7	(69.2)	(19.6)	23.1
Earnings/(loss) per share:
Basic (1)	$0.99	$(1.11)	$(0.32)	$0.37
Diluted (1)	$0.99	$(1.11)	$(0.32)	$0.37

Items decreasing/(increasing) net earnings:
Venezuela deconsolidation	$—	$65.2	$—	$—
Spin costs	14.6	15.2	25.0	13.9
Spin restructuring	0.7	15.6	7.9	2.8
Cost of early debt retirement	—	—	16.7	—
Restructuring	(6.1)	0.3	12.4	(0.1)
Integration	0.3	0.4	0.3	0.2
Adjustments to prior year tax accruals	—	—	(2.6)	(1.4)

Fiscal 2014	First	Second	Third	Fourth
Net sales	$568.6	$373.4	$411.7	$486.7
Gross profit	261.6	161.8	192.3	234.7
Net earnings	58.0	16.5	36.3	46.5
Earnings per share:
Basic (1)	$0.93	$0.27	$0.58	$0.75
Diluted (1)	$0.93	$0.27	$0.58	$0.75

Items decreasing net earnings:
Spin costs	—	—	2.6	13.9
Restructuring	13.8	13.3	2.2	4.8

(1) On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer Holdings, Inc. common stock to Edgewell shareholders in connection with its spin-off of Energizer Holdings, Inc. See Note 1, Description of Business and Basis of Presentation, to the Consolidated Financial Statements for more information. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, appearing under the Section captioned “Executive Officers of the Registrant” in Item 4a, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Information about Nominees and other Directors,” and “The Board of Directors and Energizer's Corporate Governance,” is hereby incorporated by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted business practices and standards of conduct that are applicable to all employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company has also adopted a code of business conduct applicable to the Board of Directors. The codes have been posted on the Company's website at www.energizerholdings.com under “Investors - Corporate Governance.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

Item 11. Executive Compensation.
The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer's Corporate Governance – Director Compensation”, “Executive Compensation,” “The Board of Directors and Energizer's Corporate Governance – Corporate Governance, Risk Oversight and Director Independence – Compensation Committee Interlocks and Insider Participation” and “Nominating and Executive Compensation Committee Report,” is hereby incorporated by reference. The information contained in “Nominating and Executive Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information,” and “Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer’s Corporate Governance - Corporate Governance, Risk Oversight and Director Independence - Director Independence” and “Additional Information - Certain Relationships and Related Transactions,” is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item, which will be in our Proxy Statement under the caption “Ratification of Appointment of Independent Auditor,” is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed with this report:

1.	Financial statements included as part of this document as Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2015, 2014 and 2013.

•	Consolidated Balance Sheets -- at September 30, 2015 and 2014.

•	Consolidated Statements of Cash Flows -- for years ended September 30, 2015, 2014 and 2013.

•	Consolidated Statements of Shareholders’ Equity/(Deficit)-- at September 30, 2015, 2014 and 2013.

•	Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits Required by Item 601 of Regulation S-K. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

Exhibit No.    Description of Exhibit
_________________________________

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

4.2	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1).

10.1***	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

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

10.6	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer

SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.8***	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.9***
Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.10***
Form of Change of Control Employment Agreement with certain officers, including Messrs. Hoskins, Hamm, LaVigne and Gorman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.11***	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12***	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.13***	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.14*	Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan.

10.15***	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

21	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form 10 filed May 27, 2015).

23*	Consent of Independent Registered Public Accounting Firm

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

32(i)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): the Consolidated Financial Statements and Notes to Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*    Filed herewith.
**    The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.
***    Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Alan R. Hoskins
Alan R. Hoskins
Chief Executive Officer
Date: November 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Alan R. Hoskins
Alan R. Hoskins (principal executive officer)	President, Chief Executive Officer and Director
/s/ Brian K. Hamm
Brian K. Hamm (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ Timothy W. Gorman
Timothy W. Gorman (controller and principal accounting officer)	Vice President and Controller
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Patrick J. Moore
Patrick J. Moore	Director
/s/ John R. Roberts
John R. Roberts	Director
Date: November 20, 2015