Form 10-Q
period 2015-12-31
ENERGIZER HOLDINGS, INC.
filed 2016-02-03
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 1, 2016: 61,829,820.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Three Months Ended December 31, 2015 and 2014	3

Consolidated Balance Sheets (Condensed) as of December 31, 2015 and September 30, 2015	4

Consolidated Statements of Cash Flows (Condensed) for the Three Months Ended December 31, 2015 and 2014	5

Notes to Consolidated (Condensed) Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX	38

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter ended December 31,
	2015	2014
Net sales	$506.8	$501.3
Cost of products sold	277.0	267.5
Gross profit	229.8	233.8

Selling, general and administrative expense	83.7	110.6
Advertising and sales promotion expense	30.1	34.4
Research and development expense	6.1	6.2
Spin restructuring	0.9	1.1
Restructuring	2.2	(9.6)
Interest expense	12.9	12.5
Other financing items, net	(0.6)	(2.8)
Earnings before income taxes	94.5	81.4
Income taxes	29.0	19.7
Net earnings	$65.5	$61.7

Basic net earnings per share (1)	$1.06	$0.99
Diluted net earnings per share (1)	$1.05	$0.99

Statement of Comprehensive Income:
Net earnings	$65.5	$61.7
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	(4.6)	(29.9)
Pension activity, net of tax of $0.5 and $(0.1), respectively.	2.1	(0.3)
Deferred gain on hedging activity, net of tax of $0.3 and $0.4, respectively.	0.7	1.1
Total comprehensive income	$63.7	$32.6

(1) On July 1, 2015 , Edgewell Personal Care Company (Edgewell) distributed 62.2 million shares of Energizer Holdings, Inc. (Energizer) common stock to Edgewell shareholders in connection with its spin-off of Energizer. See Note 1, Description of Business and Basis of Presentation, in the Consolidated Condensed Financial Statements for more information. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed)Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2015	September 30, 2015
Current assets
Cash and cash equivalents	$556.4	$502.1
Trade receivables, less allowance for doubtful accounts of $6.6 and $7.0, respectively	181.2	155.5
Inventories	209.0	275.9
Other current assets	139.5	143.4
Total current assets	1,086.1	1,076.9
Property, plant and equipment, net	199.4	205.6
Goodwill	37.7	38.1
Other intangible assets	77.1	76.3
Deferred tax asset	160.3	163.1
Other assets	56.9	58.6
Total assets	$1,617.5	$1,618.6

Liabilities and Shareholders' Deficit
Current liabilities
Current maturities of long-term debt	$4.0	$3.0
Note payable	9.8	5.2
Accounts payable	155.7	167.0
Other current liabilities	277.3	291.2
Total current liabilities	446.8	466.4
Long-term debt	983.7	984.3
Other liabilities	219.5	228.0
Total liabilities	1,650.0	1,678.7
Shareholders' deficit
Common stock	0.6	0.6
Additional paid-in capital	183.2	181.7
Retained earnings	56.6	6.9
Treasury stock	(21.8)	—
Accumulated other comprehensive loss	(251.1)	(249.3)
Total shareholders' deficit	(32.5)	(60.1)
Total liabilities and shareholders' deficit	$1,617.5	$1,618.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Quarter ended December 31,
	2015	2014
Cash Flow from Operating Activities
Net earnings	$65.5	$61.7
Non-cash restructuring costs	3.1	—
Depreciation and amortization	7.8	10.7
Deferred income taxes	3.4	6.7
Share-based payments	4.6	3.2
Non-cash items included in income, net	(1.5)	(9.6)
Other, net	(4.7)	5.0
Changes in current assets and liabilities used in operations	13.4	(17.6)
Net cash from operating activities	91.6	60.1

Cash Flow from Investing Activities
Capital expenditures	(3.3)	(10.0)
Proceeds from sale of assets	—	1.5
Acquisitions, net of cash acquired	—	(11.1)
Net cash used by investing activities	(3.3)	(19.6)

Cash Flow from Financing Activities
Net increase in debt with original maturities of 90 days or less	5.4	—
Common stock purchased	(21.8)	—
Dividends paid	(15.4)	—
Excess tax benefits from share-based payments	0.8	—
Net transfers to Edgewell	—	(37.3)
Net cash used by financing activities	(31.0)	(37.3)

Effect of exchange rate changes on cash	(3.0)	(0.3)

Net increase in cash and cash equivalents	54.3	2.9
Cash and cash equivalents, beginning of period	502.1	89.6
Cash and cash equivalents, end of period	$556.4	$92.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
DECEMBER 31, 2015
(In millions, except per share data - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc., including its subsidiaries, (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer and Eveready brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide technologies.

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). To effect the separation, Edgewell undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer holds the Household Products' product group and Edgewell holds the Personal Care product group. As a result of the spin-off, Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

In conjunction with the spin-off, Edgewell distributed 62,193,281 shares of Energizer common stock to its shareholders. Under the terms of the spin-off, Edgewell common shareholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share of Energizer for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date. Edgewell structured the distribution to be tax-free to its U.S. shareholders for U.S. federal income tax purposes.

Basis of Presentation - The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

For the three months ended December 31, 2014, which was prior to the spin-off, our financial statements were prepared on a combined standalone basis derived from the financial statements and accounting records of Edgewell and included expense allocations for: (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a consolidated sales force and management for certain countries; (4) certain support functions that were provided on a centralized basis within Edgewell and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation and (7) financing costs. These expenses were allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and Edgewell. Management believes the assumptions regarding allocated expenses reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods prior to the spin-off. Nevertheless, the allocations may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been an independent standalone company during that period. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods prior to the spin-off. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as information technology and infrastructure.

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed Consolidated Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2015 included in the Annual Report on Form 10-K dated November 20, 2015.

Recently Adopted Accounting Pronouncements - During the quarter ended December 31, 2015, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet and results in each tax paying jurisdiction having either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The netting of different jurisdictions' noncurrent deferred tax assets and liabilities is still prohibited.

As of December 31, 2015, the Company had a long term deferred tax asset balance of $160.3 and a long term deferred tax liability balance of $10.5. The Company applied this guidance retrospectively and the reclassification resulted in a long term deferred tax asset balance as of September 30, 2015 of $163.1, an increase of $49.3 to the previously reported balance. Additionally, the long term deferred tax liability increased $1.2, resulting in a balance of $8.8, as of September 30, 2015. The current portion of the deferred tax asset and deferred tax liability had previously been reported in Other current assets and Other current liabilities, respectively.

During the quarter ended December 31, 2015, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and FASB ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require most debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to September 30, 2015. See Note 11, Debt. The balance for unamortized debt issuance costs that were reclassified to Debt and from Other assets were $10.3 and $10.7 at December 31, 2015 and September 30, 2015, respectively.

(2) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended December 31, 2015, the Company incurred $6.9 in spin costs including $6.0 recorded in SG&A and $0.9 recorded in spin restructuring. For the quarter ended December 31, 2014, the Company was allocated spin costs of $23.2 from Edgewell of which $22.1 was recorded in SG&A and $1.1 was recorded in spin restructuring. On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $192.1, inclusive of the costs of early debt retirement recorded in fiscal 2015.

Energizer expects to incur approximately $3 of additional pre-tax spin costs through the end of fiscal year 2016.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended December 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(1.4)	$—	$0.6	$1.1	$—	$0.3
Other exit costs	—	0.1	0.4	0.1	—	0.6
Total	$(1.4)	$0.1	$1.0	$1.2	$—	$0.9

	Quarter Ended December 31, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$0.2	$0.2	$—	$0.3	$0.4	$1.1
Total	$0.2	$0.2	$—	$0.3	$0.4	$1.1

The following table represents the spin restructuring accrual activity and ending accrual balance at December 31, 2015 and December 31, 2014 included in other current liabilities on the Consolidated Condensed Balance Sheet.

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2015
Severance and termination related costs	$12.0	$0.3	$(0.2)	$(6.5)	$—	$5.6
Other exit costs	0.3	0.6	—	(0.7)	—	0.2
Total	$12.3	$0.9	$(0.2)	$(7.2)	$—	$5.8

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2014
Severance & Termination Related Costs	$—	$1.1	$—	$—	$—	$1.1
Total	$—	$1.1	$—	$—	$—	$1.1
(a) Includes the impact of currency translation.

(3) Restructuring

2013 Restructuring

In November 2012, Edgewell's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan (2013 restructuring project). This initiative impacted Edgewell's Household Products and Personal Care businesses. In January 2014, Edgewell's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project.

The pre-tax expense/(income) for charges and credits related to the 2013 restructuring project for Energizer for the three months ended December 31, 2015 and 2014 are noted in the tables below:

	Quarter Ended December 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.2	$—	$—	$—	$—	$0.2
Consulting, program management and other exit costs	(0.2)	—	—	0.2	—	—
Net loss on asset sales	2.0	—	—	—	—	2.0
Total	$2.0	$—	$—	$0.2	$—	$2.2

	Quarter Ended December 31, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.1	$—	$—	$—	$—	$0.1
Consulting, program management and other exit costs	0.8	0.1	0.2	0.2	—	1.3
Net gain on asset sales	—	—	—	(11.0)	—	(11.0)
Total	$0.9	$0.1	$0.2	$(10.8)	$—	$(9.6)

Total pre-tax restructuring charges since the inception of the project and through December 31, 2015, have totaled approximately $200. We expect the remaining costs for Energizer to be immaterial.

For the three months ended December 31, 2015, Energizer recorded pre-tax charges of $2.2, related to the 2013 restructuring project. For the quarter ended December 31, 2014, Energizer recorded a pre-tax restructuring credit of $9.6. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.1 associated with information technology enablement activities were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the quarter ended December 31, 2014. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement charges related to the restructuring) for the quarter ended December 31, 2015 and 2014.

				Utilized
	October 1, 2015	Charge to Income	Other(a)	Cash	Non-Cash	December 31, 2015
Severance & Termination Related Costs	$1.9	$0.2	$—	$(1.2)	$—	$0.9
Other Related Costs	2.1	—	—	(0.7)	—	1.4
Net loss on asset sales	—	2.0	—	—	(2.0)	—
Total	$4.0	$2.2	$—	$(1.9)	$(2.0)	$2.3

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2014
Severance & Termination Related Costs	$12.4	$0.1	$(7.3)	$(1.7)	$—	$3.5
Other Related Costs	—	1.3	—	(1.3)	—	—
Net (gain)/loss on asset sales	—	(11.0)	12.5	1.5	(3.0)	—
Total	$12.4	$(9.6)	$5.2	$(1.5)	$(3.0)	$3.5

(a) Includes the impact of currency translation

Other Activities

The Company is also streamlining certain manufacturing operations. During the quarter ended December 31, 2015, the Company recorded $1.1 of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

(4) Acquisitions

On December 12, 2014, Edgewell, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China, primarily related to the purchase of fixed assets, for a total purchase price of $12.1, $11.1 of which was paid during the three months ended December 31, 2014. The purchase price allocation was completed during fiscal 2015. We determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in approximately $2.3 of goodwill.

(5) Venezuela

Effective January 1, 2010 and through March 31, 2015, the financial statements for our Venezuela subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Through March 31, 2015, the results of the Venezuela subsidiary were still included in our consolidated financial statements using the consolidation method of accounting.

During the second fiscal quarter of 2015, Edgewell determined that the Venezuelan exchange control regulations resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company’s Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government significantly limited management's ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings. This lack of exchangeability resulted in a lack of control over the Venezuelan subsidiaries for accounting purposes. Edgewell deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting.

Since the deconsolidation as of March 31, 2015, the Company’s financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash.

The Company continues to evaluate its control over its Venezuela operations and does not believe that circumstances have changed in Venezuela's exchange control regulations that would lead to the Company having control over its operations.

(6) Income Taxes

On November 20, 2015, the FASB issued a new ASU which requires that all deferred taxes to be classified as either a non current asset or liability. During the quarter ended December 31, 2015, the Company early adopted the standard and applied it retroactively to September 30, 2015. See further discussion in Note 1, Description of Business and Basis of Presentation.

The three month effective tax rate was 30.7% for the first fiscal quarter of 2016 as compared to 24.2% for the prior year comparative period. The higher rate in the current period was due to a mix of earnings in higher tax rate jurisdictions, such as the U.S. The prior year rate was also favorably impacted by restructuring and spin costs incurred primarily in tax jurisdictions with higher statutory tax rates, which positively impacts the effective tax rate.

(7) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $4.6 and $3.2 for three months ended December 31, 2015 and 2014, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $1.7 and $1.2, for the three months ended December 31, 2015 and 2014, respectively.

Restricted Stock Equivalents (RSE)—(in whole dollars and total shares)

In November 2015, the Company granted RSE awards to a group of key employees which included approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 290,000 performance shares to the group of key employees and key executives that will vest upon meeting target cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales metrics over the three year performance period. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

(8) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2015 and 2014, respectively.

(in millions, except per share data)
	For the Quarter ended December 31,
	2015	2014
Net earnings	$65.5	$61.7
Basic average shares outstanding	62.0	62.2
Effect of dilutive restricted stock equivalents	0.3	—
Diluted average shares outstanding	62.3	62.2
Basic earnings per common share	$1.06	$0.99
Diluted earnings per common share	$1.05	$0.99

For the quarter ended December 31, 2015, approximately 0.5 million anti-dilutive securities were not included in the diluted net earnings per share calculations.

For the quarter ended December 31, 2014, basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following the spin-off. The same number of shares was used to calculate basic and diluted earnings per share since no Energizer equity awards were outstanding prior to the spin-off.

(9) Segments

Operations for Energizer are managed via four major geographic reportable segments: North America (the United States and Canada), Latin America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, business realignment activities, research & development costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarter ended December 31, 2015 and 2014, respectively, are presented below.

	For the Quarter Ended December 31,
	2015	2014
Net Sales
North America	$279.2	$251.4
Latin America	34.5	38.3
EMEA	117.9	125.9
Asia Pacific	75.2	85.7
Total net sales	$506.8	$501.3
Segment Profit
North America	$90.8	$70.9
Latin America	7.9	4.7
EMEA	23.0	34.4
Asia Pacific	19.5	23.0
Total segment profit	141.2	133.0

General corporate and other expenses	(15.9)	(17.3)
Global marketing expense	(2.2)	(4.3)
Research and development expense	(6.1)	(6.2)
Restructuring (1)	(3.3)	9.5
Integration (2)	—	(0.4)
Spin costs (2)	(6.0)	(22.1)
Spin restructuring	(0.9)	(1.1)
Interest expense	(12.9)	(12.5)
Other financing items, net	0.6	2.8
Total earnings before income taxes	$94.5	$81.4
(1) Includes pre-tax costs of $1.1 for the three months ended December 31, 2015 of accelerated depreciation related to our streamlining of plants recorded in cost of products sold and $0.1 for the three months ended December 31, 2014, associated with certain information technology and related activities, which are included in SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(2) Included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended December 31,
Net Sales	2015	2014
Alkaline batteries	$341.0	$327.9
Other batteries and lighting products	165.8	173.4
Total net sales	$506.8	$501.3

Total assets by segment are presented below:

	December 31, 2015	September 30, 2015
North America	$399.6	$394.8
Latin America	62.7	63.3
EMEA	249.5	237.5
Asia Pacific	574.8	573.2
Total segment assets	$1,286.6	$1,268.8
Corporate	216.1	235.4
Goodwill and other intangible assets	114.8	114.4
Total assets	$1,617.5	$1,618.6

(10) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2015 and December 31, 2015:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2015	$19.1	$1.6	$6.0	$11.4	$38.1
Cumulative translation adjustment	—	(0.1)	(0.1)	(0.2)	(0.4)
Balance at December 31, 2015	$19.1	$1.5	$5.9	$11.2	$37.7

Energizer had indefinite-lived intangible assets of $77.1 at December 31, 2015 and $76.3 at September 30, 2015. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. Energizer had no amortizable intangible assets at December 31, 2015 or September 30, 2015.

(11) Debt

On April 7, 2015, the FASB issued a new ASU, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. On August 18, 2015, the FASB issued a new ASU which confirmed that fees related to credit facilities meet the definition of an asset and should continue to be classified as an asset. During the quarter ended December 31, 2015, the Company early adopted these standards and applied them retroactively to September 30, 2015. See further discussion in Note 1, Description of Business and Basis of Presentation.

The detail of long-term debt was as follows:

	December 31, 2015	September 30, 2015
Senior Secured Term Loan B Facility due 2022	$399.0	$399.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	999.0	999.0
Less current portion	(4.0)	(3.0)
Less unamortized debt discount and debt issuance fees	(11.3)	(11.7)
Total long-term debt	$983.7	$984.3

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June 30, 2015. The proceeds from the Term Loan and Senior Notes were transferred to Edgewell on June 30, 2015 in connection with the contribution of certain assets by Edgewell to the Company in connection with the separation.

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2015, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of December 31, 2015.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR, plus 250 basis points or the Base Rate (as defined) plus the applicable margin subject to a 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. For the quarter ended December 31, 2015, our weighted average interest rate on variable rate debt was 3.64%.

The Senior Notes were sold to qualified institutional buyers and will not be registered under the Securities Act or applicable state securities laws. Interest is payable semi-annually on the Senior Notes, and payments began on December 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of December 31, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2015 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $979.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(12) Pension Plans

The Company has a defined benefit pension plan covering substantially all of its employees in the United States (U.S.) and certain employees in other countries, which was frozen in fiscal year 2015.
The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
The Company’s net periodic pension benefit cost for these plans are as follows:

For the Quarter Ended December 31, 2015
Service Cost	$0.3
Interest Cost	6.7
Expected return on plan assets	(10.6)
Amortization of prior service cost	—
Amortization of unrecognized net losses	1.6
Settlement charge	0.1
Net periodic benefit cost / (credit)	$(1.9)

Prior to the separation, certain of Energizer’s employees participated in defined benefit pension plans sponsored by Edgewell. The combined statement of earnings for the three months ended December 31, 2014 include expenses related to these Shared Plans including direct expenses related to Energizer employees as well as allocations of expenses related to corporate employees. Total defined benefit plan expenses from the direct plan were immaterial and total allocated expenses were $3.1 for the three months ended December 31, 2014.

(13) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the quarter ended December 31, 2015, the Company repurchased 600,000 shares for $21.8, or an average price of $36.27 per share, under this authorization.

On November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on December 16, 2015 to shareholders of record as of November 30, 2015, and totaled $15.4.

Subsequent to the quarter, on February 1, 2016, the Board of Directors declared a dividend for the second quarter of fiscal 2016 of $0.25 per share of Common Stock, which will be paid on March 16, 2016, to shareholders of record as of February 19, 2016.

(14) Financial Instruments and Risk Management

The market risk inherent in the Company's operations creates potential earnings volatility arising from changes in currency rates, interest rates and commodity prices. The Company's policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading or speculative purposes where the sole objective is to generate profits.
Concentration of Credit Risk—The counterparties to derivative contracts consist of a number of major financial institutions and are generally institutions with which the Company maintains lines of credit. The Company does not enter into derivative contracts through brokers nor does it trade derivative contracts on any other exchange or over-the-counter markets. Risk of currency positions and mark-to-market valuation of positions are strictly monitored at all times.
The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside rating agencies. While nonperformance by these counterparties exposes Energizer to potential credit losses, such losses are not anticipated.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2015 and 2014, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2015 and September 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2015, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This hedging instrument is considered a cash flow hedge for accounting purposes. At December 31, 2015 and September 30, 2015, Energizer had an unrecognized pre-tax loss on this interest rate swap agreement of $3.3 and $5.2, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2015 and September 30, 2015, Energizer had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $3.6 and $4.5, respectively, included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2015 levels, over the next 12 months, $3.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2017.

Derivatives not Designated in Hedging Relationships

Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts may be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk.
In addition, Edgewell held a share option with a major financial institution to mitigate the impact of changes in certain of Edgewell’s unfunded deferred compensation liabilities, which were tied to Edgewell’s common stock price. The share option matured in November 2014 and was not subsequently renewed. Prior to the spin, Energizer received an allocation of an appropriate share of the impact of this financial instrument.

The following table provides the Company's estimated fair values as of December 31, 2015 and 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the quarter ended December 31, 2015 and 2014, respectively:

	At December 31, 2015	For the Quarter Ended December 31, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.6	$1.9	$2.8
Interest rate contracts	$(3.3)	$1.2	$(0.7)
Total	$0.3	$3.1	$2.1

	At September 30, 2015	For the Quarter Ended December 31, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$4.5	$3.5	$2.0
Interest rate contracts	(5.2)	—	—
Total	$(0.7)	$3.5	$2.0

1.	All derivative assets are presented in Other current assets or Other assets.

2.	All derivative liabilities are presented in Other current liabilities or Other liabilities.

3.	OCI is defined as other comprehensive income.

4.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing items, net and interest rate contracts in interest expense.

5.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of December 31, 2015 and September 30, 2015 and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the quarter ended December 31, 2015 and 2014, respectively.

	At December 31, 2015	For the Quarter Ended December 31, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Foreign currency contracts	(0.7)	(0.7)

	At September 30, 2015	For the Quarter Ended December 31, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$0.3
Foreign currency contracts	—	1.0
Total	$—	$1.3

1. Gain/(loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency and commodity contracts in Other financing, items, net.
2. Edgewell held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At December 31, 2015			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.0	$(0.4)	$3.6	$4.9	$(0.4)	$4.5

Offsetting of derivative liabilities
		At December 31, 2015			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.7)	$—	$(0.7)	$—	$—	$—

Fair Value Hierarchy—Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2015 and September 31, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2015	September 30, 2015
Deferred Compensation	$(55.3)	$(58.5)
Derivatives - Foreign Currency Contracts	2.9	4.5
Derivatives - Interest Rate Swap	(3.3)	(5.2)
Net Liabilities at estimated fair value	$(55.7)	$(59.2)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2015 and at September 30, 2015.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At December 31, 2015, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2015 and September 30, 2015, the fair market value of fixed rate long-term debt was $552.9 and $581.2, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(15) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	(4.6)	0.9	1.5	0.9	(1.3)
Reclassifications to earnings	—	1.2	(2.1)	0.4	(0.5)
Balance at December 31, 2015	$(114.2)	$(137.7)	$2.8	$(2.0)	$(251.1)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended December 31, 2015	For the Quarter Ended December 31, 2014
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$2.8	$2.0	Other financing items, net
Interest rate swap	(0.7)	—	Interest expense
	2.1	2.0	Total before tax
	(0.4)	(0.5)	Tax (expense)/benefit
	$1.7	$1.5	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(1.6)	0.1	(2)
Settlement loss	(0.1)	—	(2)
	(1.7)	0.1	Total before tax
	0.5	—	Tax (expense)/benefit
	$(1.2)	$0.1	Net of tax
Total reclassifications for the period	$0.5	$1.6	Net of tax

(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 12, Pension Plans, for further details).

(16) Supplemental Financial Statement Information

	December 31, 2015	September 30, 2015
Inventories
Raw materials and supplies	$29.7	$32.4
Work in process	61.0	73.0
Finished products	118.3	170.5
Total inventories	$209.0	$275.9
Other Current Assets
Miscellaneous receivables	$32.5	$34.3
Due from Edgewell	17.5	30.4
Prepaid expenses	57.5	53.2
Value added tax collectible from customers	27.6	19.9
Other	4.4	5.6
Total other current assets	$139.5	$143.4
Property, Plant and Equipment
Land	$9.8	$10.0
Buildings	138.3	162.8
Machinery and equipment	761.7	886.2
Construction in progress	15.5	12.1
Total gross property	925.3	1,071.1
Accumulated depreciation	(725.9)	(865.5)
Total property, plant and equipment, net	$199.4	$205.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$36.8	$29.7
Accrued trade allowances	65.1	41.7
Accrued salaries, vacations and incentive compensation	22.6	39.5
2013 restructuring reserve	2.3	4.0
Spin restructuring reserve	5.8	12.3
Income taxes payable	42.4	43.7
Other	102.3	120.3
Total other current liabilities	$277.3	$291.2
Other Liabilities
Pensions and other retirement benefits	$111.8	$119.3
Deferred compensation	55.3	58.5
Other non-current liabilities	52.4	50.2
Total other liabilities	$219.5	$228.0

(17) Legal proceedings/contingencies

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion is meant to provide investors with information that management believes helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated Financial Statements (unaudited) and corresponding notes included herein. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our four geographic segments including allocations for shared IT and finance functions. General corporate and other expenses, Global marketing expenses, R&D expenses, interest expense and charges related to the spin-off, restructuring and integration have all been excluded from segment profit.

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Earnings Per Share (EPS). These measures exclude the impact of the costs related to the spin-off, restructurings and integration.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of our go-to-market initiatives, the change in our Venezuela results from the deconsolidation of those operations, and the impact of currency from the changes in foreign currency exchange rates as defined below:

International Go-to-market initiatives. To compete more effectively as an independent company, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers, and decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact of these changes, which represents the year over year change in those markets since the date of exit. We expect to realize the majority of the impact from these changes by July 1, 2016.
Change in Venezuela Results. As previously announced, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results do not include the operating results of our Venezuelan operations. As a result of the deconsolidation, we have taken the year over year change in Venezuela results and separately identified the impact in our change in sales and segment profit.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate.

Adjusted Gross Margin and Adjusted Selling, General & Administrative (SG&A) as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to spin-off, restructuring and integration.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of Energizer. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

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

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of raw materials and other commodity costs;

•	costs and reputational damage associated with cyber-attacks or information security breaches or other events;

•	our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	the impact of advertising and product liability claims and other litigation;

•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; and

•	the impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 20, 2015.

The Separation
Results for the first quarter of fiscal 2015 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and Research & development (R&D) spending are directly attributable to our business. However, certain Selling, general, and administrative expense (SG&A), Interest expense and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter net earnings of $65.5, or $1.05 per diluted share. This compares to net earnings of $61.7, or $0.99 per diluted share in the prior year first fiscal quarter. Adjusted net earnings per diluted share were $1.16 for the first fiscal quarter as compared to $1.14 in the prior year quarter.
Net earnings for the time periods presented were impacted by certain items related to spin costs, spin restructuring costs, restructuring and realignment activities and integration as described in the tables below. The impact of these items on reported net earnings are provided below as a reconciliation of net earnings to adjusted net earnings, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended December 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2015	2014	2015	2014	2015	2014
Reported - GAAP	$94.5	$81.4	$65.5	$61.7	$1.05	0.99
Impacts: Expense (Income)
Spin costs (1)	6.0	22.1	3.9	14.6	0.06	0.24
Spin restructuring	0.9	1.1	0.8	0.7	0.01	0.01
Restructuring (2)	3.3	(9.5)	2.1	(6.1)	0.04	(0.10)
Integration (1)	—	0.4	—	0.3	—	—
Adjusted - Non-GAAP	$104.7	$95.5	$72.3	$71.2	$1.16	$1.14
Weighted average shares - Diluted (3)					62.3	62.2

(1) Included in SG&A expense on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(2) The quarter ended December 31, 2015 includes $1.1 of accelerated depreciation related to the streamlining of a plant in North America included in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(3) For the quarter ended December 31, 2014, diluted EPS and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following the spin-off.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended December 31, 2015

Total Net Sales	Q1	% Chg
Net sales - FY '15	$501.3
Organic	47.4	9.5%
International Go-to-Market	(5.6)	(1.1)%
Change in Venezuela results	(3.1)	(0.6)%
Impact of currency	(33.2)	(6.7)%
Net sales - FY '16	$506.8	1.1%
See non-GAAP measure disclosures above.

Net sales were $506.8, an increase of 1.1% as compared to the prior year quarter. Organic net sales increased 9.5% reflecting positive volume contributions, improved pricing in several markets and a favorable product mix shift to the premium, performance and specialty categories. In the quarter, Energizer experienced organic net sales growth in all geographic segments. Offsetting some of the organic net sales increase was unfavorable currency impacts of $33.2, or 6.7%, international go-to-market changes, including the exit from certain markets and shift to distributors, resulting in a decline of $5.6, or 1.1%, and the change in Venezuela results, due to the previously announced deconsolidation, resulted in a decline of $3.1, or 0.6%.

Gross margin percentage for the first fiscal quarter of 2016 declined 130 basis points driven primarily by the impact of foreign currency. Excluding the unfavorable impacts of foreign currency (310 basis points), the change in Venezuela (20 basis points), the international go-to-market changes (10 basis points) and the impact of restructuring (20 basis points), the first fiscal quarter gross margin rate increased 190 basis points driven by lower commodity costs and a favorable product mix as Premium, Specialty and Performance product shipments increased.

Advertising and sales promotion expense was $30.1 in the first fiscal quarter of 2016, or 5.9% of net sales as compared to $34.4, or 6.9% of net sales in the prior period. Advertising and promotional investment as a percent of sales decreased 100 basis points compared to the prior year due to higher prior year spending in advance of the launch of EcoAdvanced and lower current year spending due to the international go-to-market changes.
Selling, general, and administrative expense (SG&A) was $83.7 in the first fiscal quarter of 2016, or 16.5% of net sales, as compared to $110.6, or 22.1% of net sales, in the prior period. Included in the first fiscal quarter results were pre-tax costs of $6.0 related to the spin transaction. Included in the prior year quarter results were pre-tax costs of $22.1 related to the spin transaction, $0.4 of integration and $0.1 related to information technology enablement costs (which were considered part of the overall 2013 restructuring project). Excluding the impact of these charges as well as the year over year favorable impact of foreign currency (50 basis points), international go-to-market changes (60 basis points) and change in Venezuela results (30 basis points), SG&A as a percent of net sales was favorable by 180 basis points compared to the prior year benefiting from strong top-line performance, timing of current year spending and the impact of effective cost management.
Research and Development (R&D) was essentially flat at $6.1, or 1.2% of net sales, for the quarter ended December 31, 2015, as compared to $6.2, or 1.2% of net sales, in the prior year comparative period.

Interest expense was $12.9 for the first fiscal quarter of 2016 and $12.5 for the prior year comparative period. The current period expense is related to the outstanding term loan and bonds at December 31, 2015 and includes the impact of the interest rate swap during the period. The prior year period was based on an allocation from Edgewell.
Other financing income, net was $0.6 for the first fiscal quarter of 2016 and $2.8 for the prior year comparative period. Both periods reflect the net impact of hedging contract gains and interest income partially offset by revaluation losses on nonfunctional currency balance sheet exposures. The year over year decrease was driven by changes in the exchange rate of the underlying currencies.
The year-to-date effective tax rate was 30.7% for the first fiscal quarter of 2016 as compared to 24.2% for the prior year comparative period. The higher rate in the current period was due to a mix of earnings in higher tax rate jurisdictions, such as the U.S. The prior year rate was also favorably impacted by restructuring and spin costs incurred primarily in tax jurisdictions with higher statutory tax rates, which positively impacts the effective tax rate.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended December 31, 2015, the Company incurred $6.9 in spin costs including $6.0 recorded in SG&A and $0.9 recorded in spin restructuring. For the quarter ended December 31, 2014, the Company was allocated spin costs of $23.2 from Edgewell of which $22.1 was recorded in SG&A and $1.1 was recorded in spin restructuring. On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $192.1, inclusive of the costs of early debt retirement.

Energizer expects to incur approximately $3 of additional pre-tax spin costs through the end of fiscal year 2016.

Restructuring

In November 2012, Edgewell's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan (2013 restructuring project). This initiative impacted Edgewell's Household Products and Personal Care businesses. In January 2014, Edgewell's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project.

For the three months ended December 31, 2015, Energizer recorded pre-tax charges of $2.2, related to the 2013 restructuring project. For the quarter ended December 31, 2014, Energizer recorded a pre-tax restructuring credit of $9.6. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.1 associated with information technology enablement activities were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the quarter ended December 31, 2014. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

Total pre-tax restructuring charges since the inception of the project and through December 31, 2015, have totaled approximately $200. We expect the remaining costs for Energizer to be immaterial.

Energizer estimates that total savings for the project exceeded $218. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

The Company is also streamlining certain manufacturing operations. During the quarter ended December 31, 2015, the Company recorded $1.1 of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

Segment Results

Operations for Energizer are managed via four geographic segments – North America (U.S. and Canada), Latin America, Europe, Middle East and Africa (EMEA) and Asia Pacific. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, business realignment activities, R&D, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 9, Segments, to the unaudited Consolidated Condensed Financial Statements for the three months ended December 31, 2015.

Segment sales and profitability for the quarter ended December 31, 2015 are presented below.

Net Sales (In millions)
Quarter Ended December 31, 2015

	$ Change	% Chg
North America
Net sales - FY '15	$251.4
Organic	31.5	12.5%
Impact of currency	(3.7)	(1.4)%
Net Sales - FY '16	$279.2	11.1%

Latin America
Net sales - FY '15	$38.3
Organic	4.6	12.0%
International Go-to-Market	0.1	0.3%
Change in Venezuela results	(3.1)	(8.1)%
Impact of currency	(5.4)	(14.1)%
Net Sales - FY '16	$34.5	(9.9)%

EMEA
Net sales - FY '15	$125.9
Organic	9.9	7.9%
International Go-to-Market	(2.2)	(1.7)%
Impact of currency	(15.7)	(12.6)%
Net Sales - FY '16	$117.9	(6.4)%

Asia Pacific
Net sales - FY '15	$85.7
Organic	1.4	1.6%
International Go-to-Market	(3.5)	(4.1)%
Impact of currency	(8.4)	(9.8)%
Net Sales - FY '16	$75.2	(12.3)%

Total Net Sales
Net sales - FY '15	$501.3
Organic	47.4	9.5%
International Go-to-Market	(5.6)	(1.1)%
Change in Venezuela results	(3.1)	(0.6)%
Impact of currency	(33.2)	(6.7)%
Net Sales - FY '16	$506.8	1.1%

North America reported net sales grew 11.1% reflecting organic sales growth of 12.5% driven by positive volume contributions and the benefits of improved product mix. The current quarter benefited by the holiday shipments, earlier than expected replenishment orders and incremental storm volume. We would expect the performance in the balance of the year to moderate due to the strong performance in the current quarter and the timing of shipments.

Latin America reported net sales declined 9.9% negatively impacted by foreign currency ($5.4) and the deconsolidation of Venezuela ($3.1). Organic net sales increased 12.0% driven by positive volume contributions in Argentina and Mexico and improved pricing executed in certain highly inflationary markets.

EMEA reported net sales declined 6.4%, negatively impacted by foreign currency ($15.7) and the go-to-market changes ($2.2). Organic net sales increased by 7.9% driven by positive volume contribution from distribution gains in certain European markets. Improved pricing in EMEA primarily reflects pricing actions executed in certain highly inflationary markets.

Asia Pacific reported net sales declined 12.3%, negatively impacted by foreign currency ($8.4) and the go-to-market changes ($3.5). Organic net sales increased 1.6% driven by positive volume contributions from expanded holiday activity in Australia.

Segment Profit (In millions)
Quarter Ended December 31, 2015

	$ Change	% Chg
North America
Segment Profit - FY '15	$70.9
Organic	22.6	31.9%
Impact of currency	(2.7)	(3.8)%
Segment Profit - FY '16	$90.8	28.1%

Latin America
Segment Profit - FY '15	$4.7
Organic	5.8	123.4%
International Go-to-Market	1.5	31.9%
Change in Venezuela results	(0.5)	(10.6)%
Impact of currency	(3.6)	(76.6)%
Segment Profit - FY '16	$7.9	68.1%

EMEA
Segment Profit - FY '15	$34.4
Organic	0.5	1.5%
International Go-to-Market	(0.8)	(2.3)%
Impact of currency	(11.1)	(32.3)%
Segment Profit - FY '16	$23.0	(33.1)%

Asia Pacific
Segment Profit - FY '15	$23.0
Organic	2.2	9.6%
International Go-to-Market	0.9	3.9%
Impact of currency	(6.6)	(28.7)%
Segment Profit - FY '16	$19.5	(15.2)%

Total Segment Profit
Segment Profit - FY '15	$133.0
Organic	31.1	23.4%
International Go-to-Market	1.6	1.2%
Change in Venezuela results	(0.5)	(0.4)%
Impact of currency	(24.0)	(18.0)%
Segment Profit - FY '16	$141.2	6.2%

Refer to Note 9, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Global reported segment profit grew 6.2% due to top-line growth, improved margin rate and lower overhead costs, which benefited from cost control efforts and timing of expenses, partially offset by unfavorable foreign currency ($24.0) and the deconsolidation of Venezuela ($0.5). In the quarter, Energizer experienced organic profit growth in all geographic segments.

North America reported segment profit grew 28.1% reflecting organic growth of 31.9% driven by the strong top-line performance and favorable product mix shift to the premium, performance and specialty categories, offset by lower volume in price/value batteries. The current quarter also benefited from lower overhead costs reflecting cost control efforts and timing of certain expenditures.

Latin America reported segment profit increased 68.1% reflecting organic growth of 123.4% driven by an improvement in organic sales and a reduction in overhead spending. Partially offsetting the organic profit increase was the negative impact of foreign currency ($3.6) and the deconsolidation of Venezuela ($0.5).

EMEA reported segment profit declined 33.1% negatively impacted by foreign currency ($11.1). Organic segment profit increased by 1.5% driven by higher net sales due to positive volume contribution from expanded distribution partially offset by higher spending.

Asia Pacific reported segment profit decreased 15.2% driven primarily by the negative impact of foreign currency ($6.6). Organic segment profit increased by 9.6% primarily driven by strong performance in Australia due to expanded holiday activity and planned lower A&P spending in certain developing markets.

General Corporate and Global Marketing Expenses

	For the Quarter Ended December 31,
	2015	2014
General corporate and other expenses	$15.9	$17.3
Global marketing expense	2.2	4.3
General corporate and global marketing expense	$18.1	$21.6
% of Net Sales	3.6%	4.3%

For the quarter ended December 31, 2015, general corporate expenses were $15.9, a decrease of $1.4 as compared to the prior year comparative period due primarily to lower overall pension costs as compared to our allocated costs from carve out in the prior year quarter.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the separation, Energizer may not be able to engage in certain strategic or capital-raising transactions following the separation, such as issuing equity securities beyond certain thresholds, which may limit Energizer’s access to capital markets, or making acquisitions using its equity as currency, potentially requiring Energizer to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission on November 20, 2015.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2015, Energizer had $556.4 of cash and cash equivalents, 87% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June

30, 2015. The proceeds from the Term Loan and Senior Notes were transferred to Edgewell on June 30, 2015 in connection with the contribution of certain assets by Edgewell to the Company in connection with the separation.

Borrowings under the Revolving Facility will bear interest at LIBOR, or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2015, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of December 31, 2015.

Operating Activities

Cash flow from operating activities was $91.6 in the quarter ended December 31, 2015 as compared to $60.1 in the prior year comparative period. This change of $31.5 was driven primarily due to lower inventory levels in the first fiscal quarter of 2016 driven by increased sales volume. In addition, the prior year quarter experienced higher inventory levels in advance of the second quarter product launch of EcoAdvanced.

Investing Activities

Net cash used by investing activities was $3.3 and $19.6 in quarter ended December 31, 2015 and 2014, respectively, and consisted of the following:

•
Capital expenditures of $3.3 and $10.0 in the quarter ended December 31, 2015 and 2014, respectively. Capital expenditures in the prior year fiscal quarter were primarily due to information technology spending associated with the separation. These capital expenditures were funded by cash flow from operations;

•	Proceeds from the sale of assets of $1.5 in the prior year fiscal quarter; and

•	The acquisition of a battery manufacturing facility in China for approximately $11.1, primarily related to the purchase of fixed assets, completed in the first fiscal quarter of 2015.

Investing cash outflows of approximately $35 to $45 are anticipated in fiscal 2016 with a large percentage of the disbursements for capital expenditures relating to maintenance, information technology initiatives, product development and cost reduction investments. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $31.0 for the quarter ended December 31, 2015 as compared to $37.3 in the prior fiscal year comparative period. For quarter ended December 31, 2015, cash flow from financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $5.4, related to notes payable in our international businesses;

•	Common stock repurchases of $21.8 at an average price of $36.27 per share (see below);

•	Dividends paid of $15.4 during the first fiscal quarter (see below); and

•	Excess tax benefits from share-based payments of $0.8.

For the quarter ended December 31, 2014, Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s net dividend to Edgewell.

Dividends

On November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on December 16, 2015 to shareholders on record as of November 30, 2015 and totaled $15.4.

Subsequent to the quarter, on February 1, 2016, the Board of Directors declared a dividend for the second quarter of fiscal 2016 of $0.25 per share of Common Stock, which will be paid on March 16, 2016, to shareholders on record as of February 19, 2016.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

During the quarter ended December 31, 2015, the Company repurchased 600,000 shares for $21.8 at an average price of $36.27 per share, under this authorization.

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2015 were $4.3. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer’s significant contractual obligations at December 31, 2015 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$999.0	$4.0	$8.0	$8.0	$979.0
Interest on long-term debt (1)	$401.3	46.0	92.0	92.0	171.3
Notes Payable	$9.8	9.8	—	—	—
Operating leases	$68.2	10.0	25.6	16.7	15.9
Pension plans (2)	$3.1	3.1	—	—	—
Purchase obligations and other (3)	$18.7	5.6	10.5	2.6	—
Total	$1,500.1	$78.5	$136.1	$119.3	$1,166.2

(1) The above table is based upon the debt balance and LIBOR rate as of December 31, 2015. In August 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2) Globally, total pension contributions for the Company in the next year are estimated to be $3.1. The projected payments beyond fiscal year 2016 are not currently estimable.
(3) Included in the table above are approximately $9.3 of fixed costs related to third party logistics contracts.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2015 and September 30, 2015, Energizer had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $3.6 and $4.5, respectively, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2015 levels over the next twelve months, approximately $3.5 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2015, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2017.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2015 resulted in expense of $0.7 and income of $1.0 for the quarter ended December 31, 2014 and was recorded in Other financing items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. In the future, the Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2015, Energizer had variable rate debt with a principal balance of $400.0 outstanding under the Term Loan. In November

2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%. For the remaining variable rate debt, a 1% change in the variable interest rate would result in a change to the annual interest expense of approximately $2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 1 — Legal Proceedings

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

Item 1A - Risk Factors
Our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 20, 2015, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2016 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2015	—	$—	—	7,500,000
November 1 - November 30, 2015	690,040	$36.80	600,000	6,900,000
December 1 - December 31, 2015	7,823	$39.86	—	6,900,000
(1) 97,863 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	February 3, 2016

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

10.1
Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Amendment No. 3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 27, 2015).

10.2
First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-k filed with the Securities and Exchange Commission on November 18, 2015).

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

101
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Earnings and Comprehensive Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (Condensed). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*       Filed herewith.
**     The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.