Form 10-Q
period 2016-03-31
ENERGIZER HOLDINGS, INC.
filed 2016-05-04
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 30, 2016: 61,830,571.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Six Months Ended March 31, 2016 and 2015	3

Consolidated Balance Sheets (Condensed) as of March 31, 2016 and September 30, 2015	4

Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2016 and 2015	5

Notes to Consolidated (Condensed) Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	41

SIGNATURES	42

EXHIBIT INDEX	43

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$334.0	$356.9	$840.8	$858.2
Cost of products sold	192.4	188.4	469.4	455.9
Gross profit	141.6	168.5	371.4	402.3

Selling, general and administrative expense	83.4	103.7	167.1	214.3
Advertising and sales promotion expense	18.1	29.5	48.2	63.9
Research and development expense	6.4	6.4	12.5	12.6
Venezuela deconsolidation charge	—	65.2	—	65.2
Spin restructuring	(0.8)	23.2	0.1	24.3
Restructuring	0.3	0.3	2.5	(9.3)
Interest expense	13.1	15.2	26.0	27.7
Other financing items, net	0.1	(3.3)	(0.5)	(6.1)
Earnings/(loss) before income taxes	21.0	(71.7)	115.5	9.7
Income taxes provision/(benefit)	4.6	(2.5)	33.6	17.2
Net earnings/(loss)	$16.4	$(69.2)	$81.9	$(7.5)

Basic net earnings/(loss) per share (1)	$0.27	$(1.11)	$1.32	$(0.12)
Diluted net earnings/(loss) per share (1)	$0.26	$(1.11)	$1.31	$(0.12)

Statement of Comprehensive Income:
Net earnings/(loss)	$16.4	$(69.2)	$81.9	$(7.5)
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	23.2	(17.2)	18.6	(47.1)
Pension activity, net of tax of $0.5 and $1.0 for the quarter and six months ended March 31, 2016, respectively, and $0.0 and $(0.1) for the quarter and six months ended March 31, 2015, respectively.	0.6	(0.2)	2.7	(0.5)
Deferred (loss)/gain on hedging activity, net of tax of ($3.1) and ($2.8) for the quarter and six months ended March 31, 2016, respectively, and $1.4 and $1.8 for the quarter and six months ended March 31, 2015, respectively.	(8.0)	4.6	(7.3)	5.7
Total comprehensive income	$32.2	$(82.0)	$95.9	$(49.4)

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

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2016	September 30, 2015
Current assets
Cash and cash equivalents	$576.3	$502.1
Trade receivables, less allowance for doubtful accounts of $5.8 and $7.0, respectively	131.0	155.5
Inventories	218.0	275.9
Other current assets	118.1	143.4
Total current assets	1,043.4	1,076.9
Property, plant and equipment, net	202.5	205.6
Goodwill	37.5	38.1
Other intangible assets	77.7	76.3
Deferred tax asset	163.8	163.1
Other assets	59.5	58.6
Total assets	$1,584.4	$1,618.6

Liabilities and Shareholders' Deficit
Current liabilities
Current maturities of long-term debt	$4.0	$3.0
Note payable	9.9	5.2
Accounts payable	147.1	167.0
Other current liabilities	239.2	291.2
Total current liabilities	400.2	466.4
Long-term debt	983.0	984.3
Other liabilities	211.4	228.0
Total liabilities	1,594.6	1,678.7
Shareholders' deficit
Common stock	0.6	0.6
Additional paid-in capital	188.7	181.7
Retained earnings	57.1	6.9
Treasury stock	(21.3)	—
Accumulated other comprehensive loss	(235.3)	(249.3)
Total shareholders' deficit	(10.2)	(60.1)
Total liabilities and shareholders' deficit	$1,584.4	$1,618.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2016	2015
Cash Flow from Operating Activities
Net earnings/(loss)	$81.9	$(7.5)
Non-cash restructuring costs	4.4	2.6
Depreciation and amortization	15.6	22.3
Venezuela deconsolidation charge	—	65.2
Deferred income taxes	1.2	5.3
Share-based payments	10.7	5.4
Non-cash items included in income, net	0.4	(1.7)
Other, net	(18.2)	(16.6)
Changes in current assets and liabilities used in operations	32.3	51.9
Net cash from operating activities	128.3	126.9

Cash Flow from Investing Activities
Capital expenditures	(14.2)	(18.0)
Proceeds from sale of assets	0.7	13.5
Acquisitions, net of cash acquired	—	(11.1)
Net cash used by investing activities	(13.5)	(15.6)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(1.0)	—
Net increase in debt with original maturities of 90 days or less	4.7	—
Dividends paid	(30.9)	—
Common stock purchased	(21.8)	—
Taxes paid for withheld share-based payments	(4.1)	—
Excess tax benefits from share-based payments	0.8	—
Net transfers to Edgewell	—	(110.0)
Net cash used by financing activities	(52.3)	(110.0)

Effect of exchange rate changes on cash	11.7	(0.8)

Net increase in cash and cash equivalents	74.2	0.5
Cash and cash equivalents, beginning of period	502.1	89.6
Cash and cash equivalents, end of period	$576.3	$90.1

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
March 31, 2016
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

For the three and six months ended March 31, 2015, which was prior to the spin-off, our financial statements were prepared on a combined standalone basis derived from the financial statements and accounting records of Edgewell and included expense allocations for: (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a consolidated sales force and management for certain countries; (4) certain support functions that were provided on a centralized basis within Edgewell and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation; (7) financing costs and (8) the effects of restructurings and the Venezuela deconsolidation. These expenses were allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and Edgewell. Management believes the assumptions regarding allocated expenses reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods prior to the spin-off. Nevertheless, the allocations may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been an independent standalone company during that period. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods prior to the spin-off. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as information technology and infrastructure.

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

As of March 31, 2016, the Company had a long term deferred tax asset balance of $163.8 and a long term deferred tax liability balance of $9.3. The Company applied this guidance retrospectively and the reclassification resulted in a long term deferred tax asset balance as of September 30, 2015 of $163.1, an increase of $49.3 to the previously reported balance. Additionally, the long term deferred tax liability increased $1.2, resulting in a balance of $8.8, as of September 30, 2015. The current portion of the deferred tax asset and deferred tax liability had previously been reported in Other current assets and Other current liabilities, respectively.

During the quarter ended December 31, 2015, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and FASB ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require most debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to September 30, 2015. See Note 11, Debt. The balance for unamortized debt issuance costs that were reclassified to Debt and from Other assets were $10.1 million, and $10.7 at March 31, 2016 and September 30, 2015, respectively.

Recently Issued Accounting Pronouncements - On February 25, 2016, the FASB issued ASU 2016-02, Leases. This ASU aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update will be effective for Energizer beginning October 1, 2019 with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On March 31, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation. This new ASU simplifies the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for Energizer beginning October 1, 2017 with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

(2) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended March 31, 2016, the Company incurred $1.9 in spin costs including $2.2 recorded in SG&A, $0.5 recorded in cost of products sold (COGS) and income of $0.8 recorded in spin restructuring. For the six months ended March 31, 2016, the Company incurred $8.8 in spin costs including $8.2 recorded in SG&A, $0.5 recorded in COGS and $0.1 recorded in spin restructuring.

For the quarter ended March 31, 2015, the Company was allocated spin costs of $46.2 from Edgewell of which $23.0 was recorded in SG&A and $23.2 was recorded in spin restructuring. For the six months ended March 31, 2015, the Company was allocated spin costs of $69.4 from Edgewell of which $45.1 was recorded in SG&A and $24.3 was recorded in spin restructuring.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $194.0, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be approximately $5.0.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such expenses/(income) to segment results would have been as follows:

	Quarter Ended March 31, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(0.3)	$—	$—	$—	$—	$(0.3)
Non-cash asset write-down	—	—	0.1	—	—	0.1
Other exit costs	(0.6)	0.1	—	0.5	—	—
Net gain on asset sales	—	—	(0.6)	—	—	(0.6)
Total	$(0.9)	$0.1	$(0.5)	$0.5	$—	$(0.8)

	Six Months Ended March 31, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(1.7)	$—	$0.6	$1.1	$—	$—
Non-cash asset write-down	—	—	0.1	—	—	0.1
Other exit costs	(0.6)	0.2	0.4	0.6	—	0.6
Net gain on asset sales	—	—	(0.6)	—	—	(0.6)
Total	$(2.3)	$0.2	$0.5	$1.7	$—	$0.1

	Quarter Ended March 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$3.9	$2.5	$0.7	$6.3	$6.8	$20.2
Non-cash asset write-down	—	2.6	—	—	—	2.6
Other exit costs	—	0.1	0.1	0.1	0.1	0.4
Total	$3.9	$5.2	$0.8	$6.4	$6.9	$23.2

	Six Months Ended March 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$4.1	$2.7	$0.7	$6.6	$7.2	$21.3
Non-cash asset write-down	—	2.6	—	—	—	2.6
Other exit costs	—	0.1	0.1	0.1	0.1	0.4
Total	$4.1	$5.4	$0.8	$6.7	$7.3	$24.3

The following table represents the spin restructuring accrual activity and ending accrual balance at March 31, 2016 and March 31, 2015 included in other current liabilities on the Consolidated Condensed Balance Sheet:

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2016
Severance and termination related costs	$12.0	$—	$(0.6)	$(8.0)	$—	$3.4
Non-cash asset write down	—	0.1	—	(0.1)	—	—
Other exit costs	0.3	0.6	0.5	(1.2)	(0.1)	0.1
Net gain on asset sales	—	(0.6)	—	0.6	—	—
Total	$12.3	$0.1	$(0.1)	$(8.7)	$(0.1)	$3.5

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2015
Severance & Termination Related Costs	$—	$21.3	$—	$—	$—	$21.3
Non-cash asset write down	—	2.6	—	—	(2.6)	—
Other exit costs	—	0.4	(0.4)	—	—	—
Total	$—	$24.3	$(0.4)	$—	$(2.6)	$21.3
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

The pre-tax expense/(income) for charges and credits related to the 2013 restructuring project for Energizer for the quarter and six months ended March 31, 2016 and 2015 are noted in the tables below:

	Quarter Ended March 31, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.1	$—	$—	$—	$—	$0.1
Consulting, program management and other exit costs	0.2	—	—	—	—	0.2
Total	$0.3	$—	$—	$—	$—	$0.3

	Six Months Ended March 31, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.3	$—	$—	$—	$—	$0.3
Consulting, program management and other exit costs	—	—	—	0.2	—	0.2
Net loss on asset sales	2.0	—	—	—	—	2.0
Total	$2.3	$—	$—	$0.2	$—	$2.5

	Quarter Ended March 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$(0.3)	$0.3	$0.3	$(0.1)	$(0.2)	$—
Consulting, program management and other exit costs	0.3	—	—	—	—	0.3
Total	$—	$0.3	$0.3	$(0.1)	$(0.2)	$0.3

	Six Months Ended March 31, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$(0.2)	$0.3	$0.3	$(0.1)	$(0.2)	$0.1
Consulting, program management and other exit costs	1.1	0.1	0.2	0.2	—	1.6
Net gain on asset sales	—	—	—	(11.0)	—	(11.0)
Total	$0.9	$0.4	$0.5	$(10.9)	$(0.2)	$(9.3)

Total pre-tax restructuring charges since the inception of the project and through March 31, 2016, have totaled approximately $200. We expect the remaining costs, if any, to be immaterial.

For the quarter and the six months ended March 31, 2016, Energizer recorded pre-tax charges of $0.3 and $2.5, respectively, related to the 2013 restructuring project. For the quarter and six months ended March 31, 2015, Energizer recorded a pre-tax restructuring charges/(credit) of $0.3 and $(9.3), respectively, related to the 2013 restructuring project. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.1 associated with information technology enablement activities were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the six months ended March 31, 2015. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement charges related to the restructuring) for the six months ended March 31, 2016 and 2015:

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2016
Severance & Termination Related Costs	$1.9	$0.3	$—	$(1.5)	$—	$0.7
Other Related Costs	2.1	0.2	—	(1.2)	—	1.1
Net loss on asset sales	—	2.0	—	—	(2.0)	—
Total	$4.0	$2.5	$—	$(2.7)	$(2.0)	$1.8

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2015
Severance & Termination Related Costs	$12.4	$0.1	$(9.9)	$(0.5)	$—	$2.1
Other Related Costs	—	1.6	—	(1.6)	—	—
Net (gain)/loss on asset sales	—	(11.0)	0.2	13.8	(3.0)	—
Total	$12.4	$(9.3)	$(9.7)	$11.7	$(3.0)	$2.1

(a) Includes the impact of currency translation and contributions from Edgewell in fiscal 2015.

Other Activities

The Company is also streamlining certain manufacturing operations. During the quarter and six months ended March 31, 2016, the Company recorded $1.2 and $2.3, respectively, of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

(4) Acquisitions

On December 12, 2014, Edgewell, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China, primarily related to the purchase of fixed assets, for a total purchase price of $12.1, $11.1 of which was paid during the six months ended March 31, 2015. The purchase price allocation was completed during fiscal 2015. We determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in approximately $2.3 of goodwill.

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

Since the deconsolidation as of March 31, 2015, the Company’s financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash. These amounts are immaterial for periods subsequent to deconsolidation.

The Company continues to evaluate its control over its Venezuela operations and does not believe that circumstances have changed in Venezuela's exchange control regulations that would lead to the Company having control over its operations.

(6) Income Taxes

On November 20, 2015, the FASB issued a new ASU which requires that all deferred taxes to be classified as either a non-current asset or liability. During the quarter ended December 31, 2015, the Company early adopted the standard and applied it retroactively to September 30, 2015. See further discussion in Note 1, Description of Business and Basis of Presentation.

The six month effective tax rate was 29.1% as compared to 177.3% for the prior year comparative period. The current year effective tax rate reflects the favorable impact from mix of earnings in foreign countries.  This favorable change in tax rate is included in the current quarter’s results, which is reflected in the disproportionately lower rate of 21.9% in the quarter.  The prior year rate was largely impacted by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit.

(7) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $6.1 and $10.7 for the quarter and six months ended March 31, 2016 and $2.2 and $5.4, respectively, for the quarter and six months ended March 31, 2015 and were recorded in SG&A expense. The total income tax benefit recognized in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $2.3 and $4.0 for the quarter and six months ended March 31, 2016 and $0.8 and $2.0, respectively, for the quarter and six months ended March 31, 2015.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended March 31, 2016 and 2015, respectively.

(in millions, except per share data)
	For the Quarter ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Net earnings/(loss)	$16.4	$(69.2)	$81.9	$(7.5)
Basic average shares outstanding	61.8	62.2	62.0	62.2
Effect of dilutive restricted stock equivalents	0.5	—	0.4	—
Diluted average shares outstanding	62.3	62.2	62.4	62.2
Basic earnings/(loss) per common share	$0.27	$(1.11)	$1.32	$(0.12)
Diluted earnings/(loss) per common share	$0.26	$(1.11)	$1.31	$(0.12)

For the quarter and six months ended March 31, 2016, approximately 0.5 million anti-dilutive securities were not included in the diluted net earnings per share calculations.

For the quarter and six months ended March 31, 2015, basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following the spin-off. The same number of shares was used to calculate basic and diluted earnings per share since no Energizer equity awards were outstanding prior to the spin-off.

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

Segment sales and profitability for the quarter and six months ended March 31, 2016 and 2015, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ending March 31,
	2016	2015	2016	2015
Net Sales
North America	$168.8	$169.6	$448.0	$421.0
Latin America	26.1	33.8	60.6	72.1
EMEA	76.3	79.2	194.2	205.1
Asia Pacific	62.8	74.3	138.0	160.0
Total net sales	$334.0	$356.9	$840.8	$858.2
Segment Profit
North America	$41.1	$45.8	$131.9	$116.7
Latin America	4.6	5.3	12.5	10.0
EMEA	8.2	9.6	31.2	44.0
Asia Pacific	14.5	20.1	34.0	43.1
Total segment profit	68.4	80.8	209.6	213.8

General corporate and other expenses	(21.3)	(15.9)	(37.2)	(33.2)
Global marketing expense	(3.1)	(6.1)	(5.3)	(10.4)
Research and development expense	(6.4)	(6.4)	(12.5)	(12.6)
Venezuela deconsolidation charge	—	(65.2)	—	(65.2)
Restructuring (1)	(1.5)	(0.3)	(4.8)	9.2
Integration (2)	—	(0.5)	—	(0.9)
Spin costs (3)	(2.7)	(23.0)	(8.7)	(45.1)
Spin restructuring	0.8	(23.2)	(0.1)	(24.3)
Interest expense	(13.1)	(15.2)	(26.0)	(27.7)
Other financing items, net	(0.1)	3.3	0.5	6.1
Total earnings/(loss) before income taxes	$21.0	$(71.7)	$115.5	$9.7

(1) Includes pre-tax costs of $1.2 and $2.3 for the quarter and six months ended March 31, 2016 of accelerated depreciation related to our streamlining of plants recorded in cost of products sold and $0.1 for the six months ended March 31, 2015, associated with certain information technology and related activities, which are included in SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(2) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(3) The quarter and six months ended March 31, 2016 included $0.5 in COGS. All remaining spin costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended March 31,		Six Months Ended March 31,
Net Sales	2016	2015	2016	2015
Alkaline batteries	$199.2	$224.4	$540.2	$552.3
Other batteries and lighting products	134.8	132.5	300.6	305.9
Total net sales	$334.0	$356.9	$840.8	$858.2

Total assets by segment are presented below:

	March 31, 2016	September 30, 2015
North America	$339.5	$394.8
Latin America	56.9	63.3
EMEA	231.6	237.5
Asia Pacific	623.7	573.2
Total segment assets	$1,251.7	$1,268.8
Corporate	217.5	235.4
Goodwill and other intangible assets	115.2	114.4
Total assets	$1,584.4	$1,618.6

(10) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2015 and March 31, 2016:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2015	$19.1	$1.6	$6.0	$11.4	$38.1
Cumulative translation adjustment	—	(0.1)	(0.2)	(0.3)	(0.6)
Balance at March 31, 2016	$19.1	$1.5	$5.8	$11.1	$37.5

Energizer had indefinite-lived intangible assets of $77.7 at March 31, 2016 and $76.3 at September 30, 2015. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. Energizer had no amortizable intangible assets at March 31, 2016 or September 30, 2015.

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

The detail of long-term debt was as follows:

	March 31, 2016	September 30, 2015
Senior Secured Term Loan B Facility due 2022	$398.0	$399.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	998.0	999.0
Less current portion	(4.0)	(3.0)
Less unamortized debt discount and debt issuance fees	(11.0)	(11.7)
Total long-term debt	$983.0	$984.3

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

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2016, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of March 31, 2016.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR, plus 250 basis points or the Base Rate (as defined) plus the applicable margin subject to a 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. For the quarter ended March 31, 2016, our weighted average interest rate on variable rate debt was 3.64%.

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

The notes payable balance of $9.9 at March 31, 2016 and $5.2 at September 30, 2015 are comprised of borrowings in certain foreign affiliates.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of March 31, 2016, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2016 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $978.0 thereafter.

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
The Company’s net periodic pension benefit cost for these plans are as follows:

	For the Quarter Ended March 31, 2016	For the Six Months Ended March 31, 2016
Service Cost	$0.3	$0.6
Interest Cost	6.7	13.4
Expected return on plan assets	(10.7)	(21.3)
Amortization of unrecognized net losses	1.6	3.2
Settlement charge	0.1	0.2
Net periodic benefit cost / (credit)	$(2.0)	$(3.9)

Prior to the separation, certain of Energizer’s employees participated in defined benefit pension plans sponsored by Edgewell. The combined statement of earnings for the quarter and six months ended March 31, 2015 include expenses related to these Shared Plans including direct expenses related to Energizer employees as well as allocations of expenses related to corporate employees. Total defined benefit plan expenses from the direct plan were immaterial and total allocated expenses were $2.9 and $6.0 for the quarter and six months ended March 31, 2015.

(13) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the six months ended March 31, 2016, the Company repurchased 600,000 shares for $21.8, or an average price of $36.27 per share, under this authorization.

On November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on December 16, 2015 to shareholders of record as of November 30, 2015, and totaled $15.4.

On February 1, 2016, the Board of Directors declared a dividend for the second quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on March 16, 2016 to shareholders of record as of February 19, 2016, and totaled $15.5.

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

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2016 and 2015, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2016 and September 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2016, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This hedging instrument is considered a cash flow hedge for accounting purposes. At March 31, 2016 and September 30, 2015, Energizer had an unrecognized pre-tax loss on this interest rate swap agreement of $8.1 and $5.2, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2016 and September 30, 2015, Energizer had an unrealized pre-tax loss of $2.7 and gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2016 levels, over the next 12 months, $2.5 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2017.

Derivatives not Designated in Hedging Relationships

Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk.
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

The following table provides the Company's estimated fair values as of March 31, 2016 and 2015, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the quarter and six months ended March 31, 2016 and 2015, respectively:

	At March 31, 2016	For the Quarter Ended March 31, 2016		For the Six Months ended March 31, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(2.7)	$(4.7)	$1.6	$(2.8)	$4.4
Interest rate contracts	$(8.1)	$(5.6)	$(0.8)	$(4.4)	$(1.5)
Total	$(10.8)	$(10.3)	$0.8	$(7.2)	$2.9

	At September 30, 2015	For the Quarter Ended March 31, 2015		For the Six Months ended March 31, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$4.5	$10.2	$4.2	$13.7	$6.2
Interest rate contracts	(5.2)	—	—	$—	$—
Total	$(0.7)	$10.2	$4.2	$13.7	$6.2

1.	All derivative assets are presented in Other current assets or Other assets.

2.	All derivative liabilities are presented in Other current liabilities or Other liabilities.

3.	OCI is defined as other comprehensive income.

4.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing items, net and interest rate contracts in interest expense.

5.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of March 31, 2016 and September 30, 2015 and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the quarter ended March 31, 2016 and 2015, respectively.

	At March 31, 2016	For the Quarter Ended March 31, 2016	For the Six Months Ended March 31, 2016
	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Foreign currency contracts	$0.2	$0.9	$0.2

	At September 30, 2015	For the Quarter Ended March 31, 2015	For the Six Months Ended March 31, 2015
	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$—	$0.3
Foreign currency contracts	—	1.5	2.5
Total	$—	$1.5	$2.8

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

Offsetting of derivative assets
		At March 31, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.6	$—	$1.6	$4.9	$(0.4)	$4.5

Offsetting of derivative liabilities
		At March 31, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.3)	$0.2	$(4.1)	$—	$—	$—

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2016 and September 31, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	March 31, 2016	September 30, 2015
Deferred Compensation	$(45.2)	$(58.5)
Derivatives - Foreign Currency Contracts	(2.5)	4.5
Derivatives - Interest Rate Swap	(8.1)	(5.2)
Net Liabilities at estimated fair value	$(55.8)	$(59.2)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2016 and at September 30, 2015.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At March 31, 2016, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2016 and September 30, 2015, the fair market value of fixed rate long-term debt was $603.9 and $581.2, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(15) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	18.6	0.4	(2.1)	(2.8)	14.1
Reclassifications to earnings	—	2.3	(3.3)	0.9	(0.1)
Balance at March 31, 2016	$(91.0)	$(137.1)	$(2.0)	$(5.2)	$(235.3)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings

Foreign exchange contracts	$1.6	$4.2	$4.4	$6.2	Other financing items, net
Interest rate swap	(0.8)	—	(1.5)	—	Interest expense
	0.8	4.2	2.9	6.2	Total before tax
	(0.1)	(1.2)	(0.5)	(1.7)	Tax (expense)/benefit
	$0.7	$3.0	$2.4	$4.5	Net of tax

Actuarial loss	(1.6)	—	(3.2)	0.1	(2)
Settlement loss	(0.1)	—	(0.2)	—	(2)
	(1.7)	—	(3.4)	0.1	Total before tax
	0.6	—	1.1	—	Tax (expense)/benefit
	$(1.1)	$—	$(2.3)	$0.1	Net of tax

Venezuela deconsolidation charge	$—	$(16.2)	$—	$(16.2)	Venezuela deconsolidation charge
Total reclassifications for the period	$(0.4)	$(13.2)	$0.1	$(11.6)	Net of tax

(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 12, Pension Plans, for further details).

(16) Supplemental Financial Statement Information

	March 31, 2016	September 30, 2015
Inventories
Raw materials and supplies	$27.9	$32.4
Work in process	55.1	73.0
Finished products	135.0	170.5
Total inventories	$218.0	$275.9
Other Current Assets
Miscellaneous receivables	$28.0	$34.3
Due from Edgewell	6.5	30.4
Prepaid expenses	63.6	53.2
Value added tax collectible from customers	19.1	19.9
Other	0.9	5.6
Total other current assets	$118.1	$143.4
Property, Plant and Equipment
Land	$9.8	$10.0
Buildings	140.2	162.8
Machinery and equipment	771.3	886.2
Construction in progress	19.7	12.1
Total gross property	941.0	1,071.1
Accumulated depreciation	(738.5)	(865.5)
Total property, plant and equipment, net	$202.5	$205.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$15.7	$29.7
Accrued trade allowances	50.0	41.7
Accrued salaries, vacations and incentive compensation	36.7	39.5
2013 restructuring reserve	1.8	4.0
Spin restructuring reserve	3.5	12.3
Income taxes payable	23.2	43.7
Other	108.3	120.3
Total other current liabilities	$239.2	$291.2
Other Liabilities
Pensions and other retirement benefits	$108.2	$119.3
Deferred compensation	45.2	58.5
Other non-current liabilities	58.0	50.2
Total other liabilities	$211.4	$228.0

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

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to the Venezuela deconsolidation, spin-off, restructurings and integration.

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

The Separation
Results for the second quarter and the first six months of fiscal 2015 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and Research & development (R&D) spending are directly attributable to our business. However, certain Selling, general, and administrative expense (SG&A), Interest expense and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter net earnings of $16.4, or $0.26 per diluted share. This compares to net loss of $69.2, or a net loss of $1.11 per diluted share in the prior year second fiscal quarter. Adjusted net earnings per diluted share were $0.30 for the second fiscal quarter as compared to $0.44 in the prior year quarter.
Energizer reported net earnings of $81.9, or $1.31 per diluted share, for the six months ended March 31, 2016. This compares to net loss of $7.5, or a net loss of $0.12 per diluted share, in the prior year comparative period. Adjusted net earnings per diluted share were $1.46 for the six months ended March 31, 2016 as compared to $1.58 for the six months ended March 31, 2015.
Net earnings/(loss) for the time periods presented were impacted by certain items related to the Venezuela deconsolidation, spin costs, spin restructuring costs, restructuring and realignment costs and integration as described in the tables below. The impact of these items on reported net earnings/(loss) are provided below as a reconciliation of net earnings/(loss) to adjusted net earnings, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended March 31,
(in millions, except per share data)	Earnings/(Loss) Before Income Taxes		Net Earnings/(Loss)		Diluted EPS
	2016	2015	2016	2015	2016	2015
Reported - GAAP	$21.0	$(71.7)	$16.4	$(69.2)	$0.26	(1.11)
Impacts: Expense (Income)
Venezuela deconsolidation	—	65.2	—	65.2	—	1.05
Spin costs (1)	2.7	23.0	1.8	15.2	0.03	0.24
Spin restructuring	(0.8)	23.2	(0.6)	15.6	—	0.25
Restructuring (2)	1.5	0.3	0.9	0.3	0.01	—
Integration (3)	—	0.5	—	0.4	—	0.01
Adjusted - Non-GAAP	$24.4	$40.5	$18.5	$27.5	$0.30	$0.44
Weighted average shares - Diluted (4)					62.3	62.2

	For the Six Months Ended March 31,
(in millions, except per share data)	Earnings/(Loss) Before Income Taxes		Net Earnings/(Loss)		Diluted EPS
	2016	2015	2016	2015	2016	2015
Reported - GAAP	$115.5	$9.7	$81.9	$(7.5)	$1.31	$(0.12)
Impacts: Expense (Income)
Venezuela deconsolidation charge	—	65.2	—	65.2	—	1.05
Spin costs (1)	8.7	45.1	5.7	29.8	0.09	0.48
Spin restructuring	0.1	24.3	0.2	16.3	0.01	0.26
Restructuring (2)	4.8	(9.2)	3.0	(5.8)	0.05	(0.10)
Integration (3)	—	0.9	—	0.7	—	0.01
Adjusted - Non-GAAP	$129.1	$136.0	$90.8	$98.7	$1.46	$1.58
Weighted average shares - Diluted (4)					62.4	62.2

(1) The quarter ended March 31, 2016 included $0.5 recorded in cost of products sold. All remaining spin costs are included in SG&A expense.

(2) The quarter ended and six months ended March 31, 2016 includes $1.2 and $2.3, respectively, of accelerated depreciation related to the streamlining of a plant in North America included in cost of products sold.

(3) Included in SG&A expense on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(4) For the quarter and six months ended March 31, 2015, diluted EPS and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following the spin-off.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2016

Total Net Sales	Q2	% Chg	Six Months	% Chg
Net sales - FY '15	$356.9		$858.2
Organic	1.9	0.5%	49.3	5.7%
International Go-to-Market	(3.9)	(1.1)%	(9.5)	(1.1)%
Change in Venezuela results	(5.4)	(1.5)%	(8.5)	(1.0)%
Impact of currency	(15.5)	(4.3)%	(48.7)	(5.6)%
Net sales - FY '16	$334.0	(6.4)%	$840.8	(2.0)%
See non-GAAP measure disclosures above.

Net sales were $334.0 for the second quarter of 2016, a decrease of 6.4% as compared to the prior year quarter. Organic net sales increased 0.5% as a result of the following items:

•	Increase of approximately 3% related to distribution and space gains;

•	Decrease of approximately 3% related to the lapping of the EcoAdvanced product launch in the prior year.

•	Increase of approximately 0.5% primarily related to incremental storm volumes; and

•	Flat price/mix impact as pricing declines due to heightened competitive activity in our Asia developed markets were offset by net pricing and mix gains in the rest of world.

Offsetting some of the organic net sales increase was unfavorable currency impacts of $15.5, or 4.3%, international go-to-market changes, including the exit from certain markets and shift to distributors, resulting in a decline of $3.9, or 1.1%, and the change in Venezuela results, due to the previously announced deconsolidation, resulted in a decline of $5.4, or 1.5%.

Net sales for the six months ended March 31, 2016 were $840.8, a decrease of 2.0% as compared to the prior year comparative period. Organic net sales increased $49.3, or 5.7%, reflecting distribution and space gains, positive volume contributions and a favorable product mix shift to the premium, performance and specialty categories. These gains were slightly offset by the lapping of the North America EcoAdvanced product launch in the prior year second quarter.

The increase in organic net sales was partially offset by unfavorable currency impacts of $48.7, or 5.6%, international go-to-market changes, including the exit from certain markets and shift to distributors, resulting in a decline of $9.5, or 1.1%, and the change in Venezuela results, due to the previously announced deconsolidation, resulted in a decline of $8.5, or 1.0%.

Gross margin percentage for the second fiscal quarter of 2016 declined 480 basis points. The decline was driven by a 180 basis points impact from unfavorable foreign currency, a 50 basis points impact from spin and restructuring charges, a 30 basis points impact due to the deconsolidation of Venezuela, and a 220 basis points impact driven by higher costs in the quarter due to investments in product improvements and productivity initiatives partially offset by favorable commodity and other costs.

Gross margin percentage for the six months ended March 31, 2016 declined 270 basis points. The decline was driven by a 260 basis points impact from unfavorable foreign currency, a 30 basis points impact from spin and restructuring charges and a 20 basis points impact due to the deconsolidation of Venezuela. These declines were partially offset by a 40 basis points increase driven by lower commodity and other product costs, and favorable product mix, partially offset by second quarter investments in product improvements and productivity initiatives.

Advertising and sales promotion expense (A&P) was $18.1 in the second fiscal quarter of 2016, or 5.4% of net sales as compared to $29.5, or 8.3% of net sales in the prior period. A&P investment as a percent of sales decreased 290 basis points compared to the prior year due to higher prior year spending due to the EcoAdvanced launch and the timing of current year advertising and promotional activities.
A&P expense was $48.2 for the six months ended March 31, 2016, or 5.7% of net sales as compared to $63.9, or 7.4% of net sales in the prior year comparative period. A&P investment as a percent of sales decreased 170 basis points compared to the prior year due to higher prior year spending due to the EcoAdvanced launch and the timing of current year advertising and promotional activities.
Selling, general, and administrative expense (SG&A) was $83.4 in the second fiscal quarter of 2016, or 25.0% of net sales, as compared to $103.7, or 29.1% of net sales, in the prior period. Included in the second fiscal quarter results were pre-tax costs of $2.2 related to the spin transaction. Included in the prior year quarter results were pre-tax costs of $23.0 related to the spin transaction and $0.5 of integration. Excluding the impact of these charges as well as the year over year favorable impact of foreign currency (30 basis points), international go-to-market changes (40 basis points) and change in Venezuela results (10 basis points), SG&A as a percent of net sales was unfavorable by 260 basis points compared to the prior year reflecting the impact of lower reported net sales, incremental investment spending and the timing of overhead spend.
SG&A was $167.1 for the six months ended March 31, 2016, or 19.9% of net sales, as compared to $214.3, or 25.0% of net sales, in the prior year comparative period. Included in the second fiscal quarter results were pre-tax costs of $8.2 related to the spin transaction. Included in the prior year quarter results were pre-tax costs of $45.1 related to the spin transaction, $0.9 of integration and $0.1 related to information technology enablement costs (which were considered part of the overall 2013 restructuring project). Excluding the impact of these charges as well as the year over year favorable impact of foreign currency (20 basis points), international go-to-market changes (50 basis points) and change in Venezuela results (20 basis points), SG&A as a percent of net sales was favorable by 20 basis points compared to the prior year driven by the impact of effective cost management offset by incremental investment spending in the second quarter.
Research and Development (R&D) was essentially flat at $6.4, or 1.9% of net sales, for the quarter ended March 31, 2016, as compared to $6.4, or 1.8% of net sales, in the prior year comparative period, and $12.5, or 1.5% of net sales for the six months ended March 31, 2016, as compared to $12.6, or 1.5% of net sales, in the prior year comparative period.

Interest expense was $13.1 for the second fiscal quarter of 2016 and $15.2 for the prior year comparative period. Interest expense was $26.0 for the six months ended March 31, 2016 and $27.7 for the prior year comparative period. The current period expense is related to the outstanding term loan and bonds at March 31, 2016 and includes the impact of the interest rate swap during the period. The prior year period was based on an allocation from Edgewell using a carve-out methodology.
Other financing income, net was expense of $0.1 for the second fiscal quarter of 2016 and income of $3.3 for the prior year comparative period, and was income of $0.5 for the six months ended March 31, 2016 and income of $6.1 for the prior year comparative period. The second fiscal quarter of 2016 expense includes an impairment charge on an available for sale security of $2.0. The remaining activity for both periods reflects the net impact of hedging contract gains and interest income partially offset by revaluation losses on nonfunctional currency balance sheet exposures.

The year-to-date effective tax rate was 29.1% as compared to 177.3% for the prior year comparative period. The current year effective tax rate reflects the favorable impact from mix of earnings in foreign countries.  This favorable change in tax rate is included in the current quarter’s results, which is reflected in the disproportionately lower rate of 21.9% in the quarter.  The prior year rate was largely impacted by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended March 31, 2016, the Company incurred $1.9 in spin costs including $2.2 recorded in SG&A, $0.5 recorded in COGS and income of $0.8 recorded in spin restructuring. For the six months ended March 31, 2016, the Company incurred $8.8 in spin costs including $8.2 recorded in SG&A, $0.5 recorded in COGS and $0.1 recorded in spin restructuring.

For the quarter ended March 31, 2015, the Company was allocated spin costs of $46.2 from Edgewell of which $23.0 was recorded in SG&A and $23.2 was recorded in spin restructuring. For the six months ended March 31, 2015, the Company was allocated spin costs of $69.4 from Edgewell of which $45.1 was recorded in SG&A and $24.3 was recorded in spin restructuring.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $194, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be approximately $5.0.

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

For the quarter ended March 31, 2016, Energizer recorded pre-tax charges of $0.3 related to the 2013 restructuring project. For the quarter ended March 31, 2015, Energizer recorded a pre-tax charge of $0.3. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

For the six months ended March 31, 2016, Energizer recorded pre-tax charges of $2.5, related to the 2013 restructuring project compared to a pre-tax restructuring credit of $9.3 for the six months ended March 31, 2015. In addition, pretax costs of $0.1 associated with information technology enablement activities were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the six months ended March 31, 2015. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

Total pre-tax restructuring charges since the inception of the project and through March 31, 2016, have totaled approximately $200. We expect the remaining costs, if any, to be immaterial.

Energizer estimates that total savings for the project exceeded $218. The primary impacts of savings from the project were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

The Company is also streamlining certain manufacturing operations. During the quarter ended March 31, 2016 and the six months ended March 31, 2016, the Company recorded $1.2 and $2.3, respectively, of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 9, Segments, to the unaudited Consolidated Condensed Financial Statements for the three months ended March 31, 2016.

Segment sales and profitability analyses for the quarter and six months ended March 31, 2016 are presented below.

Net Sales (In millions)
Quarter and Six Months Ended March 31, 2016

	Quarter Ended March 31, 2016		Six Months Ended March 31, 2016
	$ Change	% Chg	$ Change	% Chg
North America
Net sales - FY '15	$169.6		$421.0
Organic	0.2	0.1%	31.7	7.5%
Impact of currency	(1.0)	(0.6)%	(4.7)	(1.1)%
Net Sales - FY '16	$168.8	(0.5)%	$448.0	6.4%

Latin America
Net sales - FY '15	$33.8		$72.1
Organic	4.0	11.8%	8.6	11.9%
International Go-to-Market	(0.4)	(1.2)%	(0.3)	(0.4)%
Change in Venezuela results	(5.4)	(16.0)%	(8.5)	(11.8)%
Impact of currency	(5.9)	(17.4)%	(11.3)	(15.7)%
Net Sales - FY '16	$26.1	(22.8)%	$60.6	(16.0)%

EMEA
Net sales - FY '15	$79.2		$205.1
Organic	2.6	3.3%	12.5	6.1%
International Go-to-Market	(1.1)	(1.4)%	(3.3)	(1.6)%
Impact of currency	(4.4)	(5.6)%	(20.1)	(9.8)%
Net Sales - FY '16	$76.3	(3.7)%	$194.2	(5.3)%

Asia Pacific
Net sales - FY '15	$74.3		$160.0
Organic	(4.9)	(6.6)%	(3.5)	(2.2)%
International Go-to-Market	(2.4)	(3.2)%	(5.9)	(3.7)%
Impact of currency	(4.2)	(5.7)%	(12.6)	(7.9)%
Net Sales - FY '16	$62.8	(15.5)%	$138.0	(13.8)%

Total Net Sales
Net sales - FY '15	$356.9		$858.2
Organic	1.9	0.5%	49.3	5.7%
International Go-to-Market	(3.9)	(1.1)%	(9.5)	(1.1)%
Change in Venezuela results	(5.4)	(1.5)%	(8.5)	(1.0)%
Impact of currency	(15.5)	(4.3)%	(48.7)	(5.6)%
Net Sales - FY '16	$334.0	(6.4)%	$840.8	(2.0)%

Results for the Quarter Ended March 31, 2016

North America reported net sales declined 0.5% negatively impacted by foreign currency of $1.0, or 0.6%. Organic sales growth of 0.1% was driven by distribution and shelf space gains and increased winter storm volume partially offset by the prior year launch of EcoAdvanced.

Latin America reported net sales declined 22.8% negatively impacted by foreign currency (17.4%) and the deconsolidation of Venezuela (16.0%). Organic net sales increased 11.8% driven by pricing actions across multiple markets, timing of shipments in distributor markets and new distribution in the Outer Caribbean market.

EMEA reported net sales declined 3.7%, negatively impacted by foreign currency (5.6%) and the go-to-market changes (1.4%). Organic net sales increased by 3.3% due to distribution gains, the continued launch of EcoAdvanced in additional markets and price increases in select markets.

Asia Pacific reported net sales declined 15.5%, negatively impacted by foreign currency (5.7%) and the go-to-market changes (3.2%). Organic net sales decreased 6.6% due primarily to heightened competitive activity in certain Asia developed markets. We expect the competitive environment in these markets to remain elevated through the balance of the year due to increased private label activity driven by certain discount retailers.

Results for the Six Months Ended March 31, 2016

North America reported net sales improved 6.4%, negatively impacted by foreign currency of $4.7, or 1.1%. Organic sales growth of 7.5% was driven by distribution and shelf space gains, increased winter storm volume and benefits of improved product mix partially offset by the prior year launch of EcoAdvanced. The first half of the year also benefited from the timing of holiday shipments and incremental storm volume. We would expect this positive performance achieved in the first half of the fiscal year to be partially offset by retail inventory deloads that are expected to occur over the back half of the fiscal year.

Latin America reported net sales declined 16.0% negatively impacted by foreign currency (15.7%) and the deconsolidation of Venezuela (11.8%). Organic net sales increased 11.9% driven by positive volume contributions and pricing actions across multiple markets, timing of shipments in distributor markets and new distribution in the Outer Caribbean market.

EMEA reported net sales declined 5.3%, negatively impacted by foreign currency (9.8%) and the go-to-market changes (1.6%). Organic net sales increased by 6.1% driven by positive volume contribution from distribution gains in certain European markets, the continued launch of EcoAdvanced in additional markets and price increases in select markets.

Asia Pacific reported net sales declined 13.8%, negatively impacted by foreign currency (7.9%) and the go-to-market changes (3.7%). Organic net sales decreased 2.2% driven by heightened competitive activity in certain Asia developed markets slightly offset by positive volume contributions from expanded holiday activity.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2016

	Quarter Ended March 31, 2016		Six Months Ended March 31, 2016
	$ Change	% Chg	$ Change	% Chg
North America
Segment Profit - FY '15	$45.8		$116.7
Organic	(4.1)	(9.0)%	18.5	15.9%
Impact of currency	(0.6)	(1.3)%	(3.3)	(2.9)%
Segment Profit - FY '16	$41.1	(10.3)%	$131.9	13.0%

Latin America
Segment Profit - FY '15	$5.3		$10.0
Organic	4.1	77.4%	9.9	99.0%
International Go-to-Market	1.1	20.8%	2.6	26.0%
Change in Venezuela results	(2.0)	(37.7)%	(2.5)	(25.0)%
Impact of currency	(3.9)	(73.7)%	(7.5)	(75.0)%
Segment Profit - FY '16	$4.6	(13.2)%	$12.5	25.0%

EMEA
Segment Profit - FY '15	$9.6		$44.0
Organic	1.9	19.8%	2.4	5.5%
International Go-to-Market	(0.4)	(4.2)%	(1.2)	(2.7)%
Impact of currency	(2.9)	(30.2)%	(14.0)	(31.9)%
Segment Profit - FY '16	$8.2	(14.6)%	$31.2	(29.1)%

Asia Pacific
Segment Profit - FY '15	$20.1		$43.1
Organic	(2.9)	(14.4)%	(0.7)	(1.6)%
International Go-to-Market	0.3	1.5%	1.2	2.8%
Impact of currency	(3.0)	(15.0)%	(9.6)	(22.3)%
Segment Profit - FY '16	$14.5	(27.9)%	$34.0	(21.1)%

Total Segment Profit
Segment Profit - FY '15	$80.8		$213.8
Organic	(1.0)	(1.2)%	30.1	14.1%
International Go-to-Market	1.0	1.2%	2.6	1.2%
Change in Venezuela results	(2.0)	(2.5)%	(2.5)	(1.2)%
Impact of currency	(10.4)	(12.8)%	(34.4)	(16.1)%
Segment Profit - FY '16	$68.4	(15.3)%	$209.6	(2.0)%

Refer to Note 9, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2016

Global reported segment profit declined $12.4 negatively impacted by foreign currency ($10.4) and the deconsolidation of Venezuela ($2.0). Organic segment profit also declined by $1.0. The $1.0 organic decline was driven primarily by lower gross margin as a result of higher costs in the quarter due to investments in product improvements and productivity initiatives offset by favorable commodity and other product costs.

North America reported segment profit declined $4.7 reflecting an organic decline of $4.1 driven by higher product costs and the negative impacts of foreign currency ($0.6 or 1.3%) in the quarter. The organic decline resulted from investments in product improvements and productivity initiatives offset by favorable commodity and other product costs and lower A&P costs due to the prior year launch of EcoAdvanced.

Latin America reported segment profit declined $0.7 negatively impacted by foreign currency ($3.9) and the deconsolidation of Venezuela ($2.0). The decline was partially offset by an organic profit increase of $4.1. The organic profit increase was driven by pricing actions across multiple markets, timing of shipments in distributor markets, new distribution in the Outer Caribbean market and a reduction in A&P and overhead spending.

EMEA reported segment profit declined $1.4 negatively impacted by foreign currency ($2.9). Organic segment profit increased by $1.9 driven by higher net sales due to positive volume contribution from distribution gains, the continued launch of EcoAdvanced in additional markets, price increases in select markets and a reduction in A&P and overhead spending.

Asia Pacific reported segment profit decreased $5.6 driven in part by the negative impact of foreign currency ($3.0). Organic segment profit declined by $2.9 due primarily to heightened competitive activity in certain Asia developed markets partially offset by lower spending.

Results for the Six Months Ended March 31, 2016

Global reported segment profit declined $4.2 negatively impacted by unfavorable foreign currency ($34.4) and the deconsolidation of Venezuela ($2.5). The decline was partially offset by organic growth of $30.1 driven by top-line growth, improved organic gross margin rate and lower overhead costs, which benefited from cost control efforts and timing of expenses.

North America reported segment profit improved $15.2 reflecting organic growth of $18.5 driven by strong top-line performance, favorable commodity costs and lower A&P spend due to the prior year launch of EcoAdvanced. These items were partially offset by higher costs in the second quarter due to product improvements and investments in productivity initiatives which decreased gross margin.

Latin America reported segment profit improved $2.5 reflecting organic growth of $9.9 driven by an improvement in organic sales and a reduction in A&P and overhead spending. Partially offsetting the organic profit increase was the negative impact of foreign currency ($7.5) and the deconsolidation of Venezuela ($2.5).

EMEA reported segment profit declined $12.8 negatively impacted by foreign currency ($14.0). Organic segment profit increased by $2.4 due to positive volume contribution from distribution gains, the continued launch of EcoAdvanced in additional markets and price increases in select markets partially offset by higher spending.

Asia Pacific reported segment profit decreased $9.1 driven in part by the negative impact of foreign currency ($9.6). Organic segment profit declined by $0.7 primarily driven by heightened competitive activity in certain Asia developed markets partially offset by positive volume contributions from expanded holiday activity and lower A&P and overhead spending.

General Corporate and Global Marketing Expenses

	Quarter Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
General corporate and other expenses	$21.3	$15.9	$37.2	$33.2
Global marketing expense	3.1	6.1	5.3	10.4
General corporate and global marketing expense	$24.4	$22.0	$42.5	$43.6
% of Net Sales	7.3%	6.2%	5.1%	5.1%

For the quarter ended March 31, 2016, general corporate expenses were $21.3, an increase of $5.4 as compared to the prior year comparative period due primarily to higher stock compensation costs as compared to our allocated costs from carve out in the prior year quarter. For the six months ended March 31, 2016, general corporate expenses were $37.2, an increase of $4.0 as compared to the prior year comparative period due primarily to higher stock compensation costs partially offset by lower overall pension costs as compared to our allocated costs from carve out in the prior year quarter.

For the quarter and six months ended March 31, 2016, global marketing expenses were $3.1 and $5.3, respectively, compared to $6.1 and $10.4 in the prior comparative periods. The current year expense represents center led global marketing activities which support our brands. The prior year period was based on an allocation from Edgewell using a carve-out methodology.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2016, Energizer had $576.3 of cash and cash equivalents, over 90% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Borrowings under the Revolving Facility will bear interest at LIBOR, or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2016, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of March 31, 2016.

Operating Activities

Cash flow from operating activities was $128.3 in the six months ended March 31, 2016, as compared to $126.9 in the prior year comparative period. This change of $1.4 was the result of higher net earnings as well as the benefit of lower inventory levels for the first six months of fiscal 2016 driven by increased sales volume and the benefits of initiatives that reduced days in inventory. These increases were almost fully offset by the decrease in accruals, primarily related to the payment of spin related and A&P costs.

Investing Activities

Net cash used by investing activities was $13.5 and $15.6 in six months ended March 31, 2016 and 2015, respectively, and consisted of the following:

•
Capital expenditures of $14.2 and $18.0 in the six months ended March 31, 2016 and 2015, respectively. Capital expenditures in the first six months of 2016 were primarily for productivity initiatives and information technology projects. Capital expenditures in the prior year were primarily due to information technology spending associated with the separation. These capital expenditures were funded by cash flow from operations;

•	Proceeds from the sale of assets of $0.7 and $13.5 in the current and prior year, respectively. Proceeds in the current year resulted primarily from a land sale; and

•	The acquisition of a battery manufacturing facility in China for approximately $11.1, primarily related to the purchase of fixed assets, completed in the first fiscal quarter of 2015.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2016 with a large percentage of the disbursements for capital expenditures relating to maintenance, information technology initiatives, product development and cost reduction investments. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $52.3 for the six months ended March 31, 2016 as compared to $110.0 in the prior fiscal year comparative period. For six months ended March 31, 2016, cash flow from financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $4.7, related to notes payable in our international businesses;

•	Dividends paid of $30.9 (see below);

•	Common stock repurchases of $21.8 at an average price of $36.27 per share (see below);

•	Taxes paid for withheld share-based payments of $4.1; and

•	Excess tax benefits from share-based payments of $0.8.

For the six months ended March 31, 2015, Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s net dividend to Edgewell.

Dividends

On November 16, 2015, the Board of Directors declared a dividend for the first quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on December 16, 2015 to shareholders on record as of November 30, 2015 and totaled $15.4.

On February 1, 2016, the Board of Directors declared a dividend for the second quarter of fiscal 2016 of $0.25 per share of Common Stock. The dividend was paid on March 16, 2016, to shareholders on record as of February 19, 2016 and totaled $15.5.

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

During the six months ended March 31, 2016, the Company repurchased 600,000 shares for $21.8 at an average price of $36.27 per share, under this authorization.

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2016 were $4.8. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer’s significant contractual obligations at March 31, 2016 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$998.0	$4.0	$8.0	$8.0	$978.0
Interest on long-term debt (1)	398.0	46.0	92.0	92.0	168.0
Notes Payable	9.9	9.9	—	—	—
Operating leases	70.4	8.0	28.1	19.4	14.9
Pension plans (2)	2.2	2.2	—	—	—
Purchase obligations and other (3)	17.5	4.9	10.5	2.1	—
Total	$1,496.0	$75.0	$138.6	$121.5	$1,160.9

(1) The above table is based upon the debt balance and LIBOR rate as of March 31, 2016. In August 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2) Globally, total pension contributions for the Company for fiscal year 2016 were estimated to be $5.2. The Company has made $3.0 year to date. The projected payments beyond fiscal year 2016 are not currently estimable.

(3) Included in the table above are approximately $8.8 of fixed costs related to third party logistics contracts.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2016 and September 30, 2015, Energizer had an unrealized pre-tax loss of $2.7 and gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2016 levels over the next twelve months, approximately $2.5 of the pre-tax loss included in Accumulated other comprehensive loss at March 31, 2016, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2017.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2016 resulted in income of $0.9 and $0.2 and income of $1.5 and $2.5 for the quarter and six months ended March 31, 2015 and was recorded in Other financing items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2016, Energizer had variable rate debt with a principal balance of $400.0 outstanding under the Term Loan. In November 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%. For the remaining variable rate debt, a 1% change in LIBOR would result in a change to the annual interest expense of approximately $2.0, subject to the interest rate floor embedded within the credit agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2016 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2016	1,417	$34.7	—	6,900,000
February 1 - February 29, 2016	237	$31.85	—	6,900,000
March 1 - March 31, 2016	96	$40.01	—	6,900,000
(1) 1,750 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	May 4, 2016

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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