Form 10-Q
period 2016-06-30
ENERGIZER HOLDINGS, INC.
filed 2016-08-03
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 29, 2016: 61,903,884.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2016 and 2015	3

Consolidated Balance Sheets (Condensed) as of June 30, 2016 and September 30, 2015	4

Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2016 and 2015	5

Notes to Consolidated (Condensed) Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	45

SIGNATURES	46

EXHIBIT INDEX	47

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$361.0	$374.3	$1,201.8	$1,232.5
Cost of products sold	207.3	203.5	676.7	659.4
Gross profit	153.7	170.8	525.1	573.1

Selling, general and administrative expense	87.0	108.2	254.1	322.5
Advertising and sales promotion expense	22.8	35.1	71.0	99.0
Research and development expense	6.6	6.5	19.1	19.1
Venezuela deconsolidation charge	—	—	—	65.2
Spin restructuring	0.9	11.7	1.0	36.0
Restructuring	—	18.1	2.5	8.8
Interest expense	13.1	37.5	39.1	65.2
Other financing items, net	(0.4)	(5.8)	(0.9)	(11.9)
Earnings/(loss) before income taxes	23.7	(40.5)	139.2	(30.8)
Income taxes (benefit)/provision	(0.5)	(20.9)	33.1	(3.7)
Net earnings/(loss)	$24.2	$(19.6)	$106.1	$(27.1)

Basic net earnings/(loss) per share (1)	$0.39	$(0.32)	$1.71	$(0.44)
Diluted net earnings/(loss) per share (1)	$0.39	$(0.32)	$1.70	$(0.44)

Statement of Comprehensive Income:
Net earnings/(loss)	$24.2	$(19.6)	$106.1	$(27.1)
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	(8.5)	1.6	10.1	(45.5)
Pension activity, net of tax of $0.5 and $1.5 for the quarter and nine months ended June 30, 2016, respectively, and $(0.1) and $(0.2) for the quarter and nine months ended June 30, 2015, respectively.	2.3	(0.2)	5.0	(0.7)
Deferred (loss)/gain on hedging activity, net of tax of ($0.3) and ($3.1) for the quarter and nine months ended June 30, 2016, respectively, and $(2.2) and $(0.4) for the quarter and nine months ended June 30, 2015, respectively.	0.9	(7.2)	(6.4)	(1.5)
Total comprehensive income	$18.9	$(25.4)	$114.8	$(74.8)

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

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2016	September 30, 2015
Current assets
Cash and cash equivalents	$567.1	$502.1
Trade receivables, less allowance for doubtful accounts of $5.9 and $7.0, respectively	145.2	155.5
Inventories	231.9	275.9
Other current assets	118.3	143.4
Total current assets	1,062.5	1,076.9
Property, plant and equipment, net	197.2	205.6
Goodwill	36.8	38.1
Other intangible assets	77.5	76.3
Deferred tax asset	162.9	163.1
Other assets	59.9	58.6
Total assets	$1,596.8	$1,618.6

Liabilities and Shareholders' Deficit
Current liabilities
Current maturities of long-term debt	$4.0	$3.0
Note payable	9.3	5.2
Accounts payable	161.5	167.0
Other current liabilities	232.0	291.2
Total current liabilities	406.8	466.4
Long-term debt	982.4	984.3
Other liabilities	210.4	228.0
Total liabilities	1,599.6	1,678.7
Shareholders' deficit
Common stock	0.6	0.6
Additional paid-in capital	193.3	181.7
Retained earnings	65.3	6.9
Treasury stock	(21.4)	—
Accumulated other comprehensive loss	(240.6)	(249.3)
Total shareholders' deficit	(2.8)	(60.1)
Total liabilities and shareholders' deficit	$1,596.8	$1,618.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2016	2015
Cash Flow from Operating Activities
Net earnings/(loss)	$106.1	$(27.1)
Non-cash restructuring costs	4.5	12.8
Depreciation and amortization	23.4	33.2
Venezuela deconsolidation charge	—	65.2
Deferred income taxes	1.9	0.4
Share-based payments	15.3	7.2
Non-cash items included in income, net	0.5	(5.4)
Other, net	(19.3)	(12.8)
Changes in current assets and liabilities used in operations	9.5	29.4
Net cash from operating activities	141.9	102.9

Cash Flow from Investing Activities
Capital expenditures	(17.8)	(31.1)
Proceeds from sale of assets	1.5	13.7
Acquisitions, net of cash acquired	—	(12.1)
Net cash used by investing activities	(16.3)	(29.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	999.0
Payments on debt with maturities greater than 90 days	(2.0)	—
Net increase in debt with original maturities of 90 days or less	4.9	—
Dividends paid	(46.4)	—
Common stock purchased	(21.8)	—
Taxes paid for withheld share-based payments	(4.1)	—
Excess tax benefits from share-based payments	0.8	—
Net transfers to Edgewell	—	(1,066.6)
Deferred Finance Expense	—	(12.1)
Net cash used by financing activities	(68.6)	(79.7)
		.
Effect of exchange rate changes on cash	8.0	(0.8)

Net increase/(decrease) in cash and cash equivalents	65.0	(7.1)
Cash and cash equivalents, beginning of period	502.1	89.6
Cash and cash equivalents, end of period	$567.1	$82.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
June 30, 2016
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

For the three and nine months ended June 30, 2015, which was prior to the spin-off, our financial statements were prepared on a combined standalone basis derived from the financial statements and accounting records of Edgewell and included expense allocations for: (1) certain product warehousing and distribution; (2) various transaction process functions; (3) a consolidated sales force and management for certain countries; (4) certain support functions that were provided on a centralized basis within Edgewell and not recorded at the business division level, including, but not limited to, finance, audit, legal, information technology, human resources, communications, facilities, and compliance; (5) employee benefits and compensation; (6) share-based compensation; (7) financing costs; (8) the effects of restructurings and the Venezuela deconsolidation; and (9) cost of early debt retirement. These expenses were allocated to Energizer on the basis of direct usage where identifiable, with the remainder allocated on a basis of global net sales, cost of sales, operating income, headcount or other measures of Energizer and Edgewell. Management believes the assumptions regarding allocated expenses reasonably reflect the utilization of services provided to or the benefit received by Energizer during the periods prior to the spin-off. Nevertheless, the allocations may not include all of the actual expenses that would have been incurred by Energizer and may not reflect our results of operations, financial position and cash flows had we been an independent standalone company during that period. It is not practicable to estimate actual costs that would have been incurred had Energizer been a standalone company during the periods prior to the spin-off. Actual costs that would have been incurred if Energizer had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, such as information technology and infrastructure.

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

As of June 30, 2016, the Company had a long term deferred tax asset balance of $162.9 and a long term deferred tax liability balance of $9.5. The Company applied this guidance retrospectively and the reclassification resulted in a long term deferred tax asset balance as of September 30, 2015 of $163.1, an increase of $49.3 to the previously reported balance. Additionally, the long term deferred tax liability increased $1.2, resulting in a balance of $8.8, as of September 30, 2015. The current portion of the deferred tax asset and deferred tax liability had previously been reported in Other current assets and Other current liabilities, respectively.

During the quarter ended December 31, 2015, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and FASB ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require most debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to September 30, 2015. See Note 11, Debt. The balance for unamortized debt issuance costs that were reclassified to Debt and from Other assets were $9.8, and $10.7 at June 30, 2016 and September 30, 2015, respectively.

Recently Issued Accounting Pronouncements - On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that the acquirer recognize adjustments to provisional amounts recognized as part of a business combination in the period the adjustments are determined, rather than retrospectively adjusting previously reported amounts. This update is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. Energizer will adopt this guidance effective July 1, 2016.

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

(2) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended June 30, 2016, the Company incurred $2.8 in spin costs including $2.0 recorded in SG&A and $0.9 recorded in spin restructuring slightly offset by income of $0.1 recorded in cost of products sold (COGS). For the nine months ended June 30, 2016, the Company incurred $11.6 in spin costs including $10.2 recorded in SG&A, $0.4 recorded in COGS and $1.0 recorded in spin restructuring.

For the quarter ended June 30, 2015, the Company was allocated spin costs of $76.2 from Edgewell of which $37.8 was recorded in SG&A, $11.7 was recorded in spin restructuring and $26.7 of cost of early debt retirement was recorded in interest expense. For the nine months ended June 30, 2015, the Company was allocated spin costs of $145.6 from Edgewell of which $82.9 was recorded in SG&A, $36.0 was recorded in spin restructuring, and $26.7 of cost of early debt retirement was recorded in interest expense.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $196.8, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be immaterial.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such expenses/(income) to segment results would have been as follows:

	Quarter Ended June 30, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$0.1	$—	$0.2	$(0.3)	$—	$—
Other exit costs	0.4	—	0.3	0.2	—	0.9
Total	$0.5	$—	$0.5	$(0.1)	$—	$0.9
	Nine Months Ended June 30, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(1.6)		$0.8	$0.8	$—	$—
Non-cash asset write-down	—	—	0.1	—	—	0.1
Other exit costs	(0.2)	0.2	0.7	0.8	—	1.5
Net gain on asset sales	—	—	(0.6)	—	—	(0.6)
Total	$(1.8)	$0.2	$1.0	$1.6	$—	$1.0

	Quarter Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$0.1	$2.2	$3.4	$(1.8)	$4.8	$8.7
Non-cash asset write-down	—	0.6	0.2	0.3	—	1.1
Other exit costs	0.1	0.2	0.6	1.1	(0.1)	1.9
Total	$0.2	$3.0	$4.2	$(0.4)	$4.7	$11.7
	Nine Months Ended June 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$4.2	$4.9	$4.1	$4.8	$12.0	$30.0
Non-cash asset write-down	—	3.2	0.2	0.3	—	3.7
Other exit costs	0.1	0.3	0.7	1.2	—	2.3
Total	$4.3	$8.4	$5.0	$6.3	$12.0	$36.0

The following table represents the spin restructuring accrual activity and ending accrual balance at June 30, 2016 and June 30, 2015 included in other current liabilities on the Consolidated Condensed Balance Sheet:

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2016
Severance and termination related costs	$12.0	$—	$—	$(9.0)	$—	$3.0
Non-cash asset write down	—	0.1	—	—	(0.1)	—
Other exit costs	0.3	1.5	—	(1.8)	—	—
Net gain on asset sales	—	(0.6)	—	0.6	—	—
Total	$12.3	$1.0	$—	$(10.2)	$(0.1)	$3.0

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2015
Severance & Termination Related Costs	$—	$30.0	$(0.5)	$(13.0)	$—	$16.5
Non-cash asset write down	—	3.7	—	—	(3.7)	—
Other exit costs	—	2.3	—	—	—	2.3
Total	$—	$36.0	$(0.5)	$(13.0)	$(3.7)	$18.8
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

There were no restructuring charges for the three months ended June 30, 2016. The pre-tax expense/(income) for charges and credits related to the 2013 restructuring project for Energizer for the nine months ended June 30, 2016 and for the quarter and nine months ended June 30, 2015 are noted in the tables below:

	Nine Months Ended June 30, 2016
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

Total pre-tax restructuring charges since the inception of the project and through June 30, 2016, have totaled approximately $200. We expect the remaining costs, if any, to be immaterial.

For the nine months ended June 30, 2016, Energizer recorded pre-tax charges of $2.5 related to the 2013 restructuring project. For the quarter and nine months ended June 30, 2015, Energizer recorded pre-tax restructuring charges of $18.1 and $8.8, respectively, related to the 2013 restructuring project. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.2 and $0.3 associated with information technology enablement activities were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2015. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project. Additionally, pretax costs of $1.1 for the quarter and nine months ended June 30, 2015, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the unaudited Combined Condensed Statements of Earnings and Comprehensive Income.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement charges related to the restructuring) for the nine months ended June 30, 2016 and 2015:

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2016
Severance & Termination Related Costs	$1.9	$0.3	$—	$(1.8)	$—	$0.4
Other Related Costs	2.1	0.2	—	(1.2)	—	1.1
Net loss on asset sales	—	2.0	—	—	(2.0)	—
Total	$4.0	$2.5	$—	$(3.0)	$(2.0)	$1.5

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2015
Severance & Termination Related Costs	$12.4	$6.8	$1.8	$(8.5)	$—	$12.5
Accelerated Depreciation	—	9.1	—	—	(9.1)	—
Other Related Costs	—	3.9	—	(3.9)	—	—
Net (gain)/loss on asset sales	—	(11.0)	0.3	13.7	(3.0)	—
Total	$12.4	$8.8	$2.1	$1.3	$(12.1)	$12.5

(a) Includes the impact of currency translation and contributions from Edgewell in fiscal 2015.

Other Activities

The Company is also streamlining certain manufacturing operations. During the quarter and nine months ended June 30, 2016, the Company recorded $0.1 and $2.4, respectively, of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

(4) Acquisitions

On December 12, 2014, Edgewell, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China, primarily related to the purchase of fixed assets, for a total purchase price of $12.1. The purchase price allocation was completed during fiscal 2015. We determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in approximately $2.3 of goodwill.

Subsequent to quarter end, on July 1, 2016, the Company acquired 100% of HandStands Holding Corporation (HandStands), a designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus preliminary working capital adjustments of $3.6, net of acquired cash, and subject to further working capital adjustments. The Company financed the acquisition with $300.0 of cash on hand and $43.6 of borrowings on our senior secured credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $143.6 of borrowings on our Revolving Facility to complete the transaction. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings have subsequently been paid down utilizing cash on hand. The Company did not incur incremental U.S. taxes from utilizing foreign cash for this transaction.

Handstands brands include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies. The Company incurred $4.1 of acquisition related costs in the quarter ended June 30, 2016 which were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income

We have calculated preliminary fair values of assets and liabilities acquired for HandStands based on our initial valuation analysis. For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for acquired property, plant and equipment was established using a cost approach.  The fair values of HandStands' identifiable intangible assets were estimated using various valuation methods including discounted cash flows using an income approach.  Estimated deferred income tax impacts as a result of purchase accounting adjustments are reflected using the best estimate of the applicable statutory income tax rates.

The preliminary purchase price allocation is as follows:

Accounts receivable, net	$22.5
Inventory	32.5
Other current assets	2.3
Property, plant and equipment, net	6.3
Goodwill	209.4
Other identifiable intangible assets, net	157.9
Accounts payable	(16.4)
Other liabilities	(3.7)
Deferred income taxes	(67.2)
Net assets acquired	$343.6
The preliminary estimate of purchased identifiable intangible assets of $157.9 is included in the table below.

	Total	Weighted Average Useful Lives
Trademarks	$40.0	15.0 years
Customer Relationships	82.9	16.3 years
Patents	34.5	14.1 years
Non-Compete	0.5	5.0 years
Total Preliminary Other Intangible Assets	$157.9	15.4 years

Estimated asset valuations and assumed liabilities, including deferred income taxes, may be adjusted in subsequent filings as final purchase price allocations are completed.  Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The assignment of goodwill to our reportable segments is not currently complete. A portion of goodwill is expected to be deductible for tax purposes.

Pro forma revenue and operating statements are not currently available as we are completing the review of historical financial data through June 30, 2016 and 2015.

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

The nine month effective tax rate was 23.8% as compared to a benefit of 12.0% for the prior year comparative period. The current year effective tax rate reflects the favorable impacts of adjustments related to prior year provision estimates and certain spin related adjustments of approximately $9.0. These favorable adjustments are included in the current quarter’s results and were the primary driver of the $0.5 tax benefit. The prior year rate was largely impacted by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit.

(7) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $4.6 and $15.3 for the quarter and nine months ended June 30, 2016, respectively, and $1.8 and $7.2 for the quarter and nine months ended June 30, 2015, respectively, and were recorded in SG&A expense. The total income tax benefit recognized in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $1.7 and $5.7 for the quarter and nine months ended June 30, 2016, respectively, and $0.7 and $2.7 for the quarter and nine months ended June 30, 2015, respectively.

Restricted Stock Equivalents (RSE)—(in whole dollars and total shares)

In November 2015, the Company granted RSE awards to a group of key employees which included approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 290,000 performance shares to a group of key employees and key executives that will vest subject to meeting target cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales metrics over the three year performance period. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

(8) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents and performance share awards.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2016 and 2015, respectively.

(in millions, except per share data)
	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net earnings/(loss)	$24.2	$(19.6)	$106.1	$(27.1)
Basic average shares outstanding	61.8	62.2	61.9	62.2
Effect of dilutive restricted stock equivalents	0.7	—	0.5	—
Effect of dilutive performance shares	0.2	—	0.1	—
Diluted average shares outstanding	62.7	62.2	62.5	62.2
Basic earnings/(loss) per common share	$0.39	$(0.32)	$1.71	$(0.44)
Diluted earnings/(loss) per common share	$0.39	$(0.32)	$1.70	$(0.44)

For the quarter and nine months ended June 30, 2016, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations.

For the quarter and nine months ended June 30, 2015, basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following the spin-off. The same number of shares was used to calculate basic and diluted earnings per share since no Energizer equity awards were outstanding prior to the spin-off.

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

Segment sales and profitability for the quarter and nine months ended June 30, 2016 and 2015, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net Sales
North America	$188.0	$184.9	$636.0	$605.9
Latin America	25.9	27.8	86.5	99.9
EMEA	77.2	82.3	271.4	287.4
Asia Pacific	69.9	79.3	207.9	239.3
Total net sales	$361.0	$374.3	$1,201.8	$1,232.5
Segment Profit
North America	$46.0	$46.4	$177.9	$163.1
Latin America	3.1	6.8	15.6	16.8
EMEA	8.9	8.8	40.1	52.8
Asia Pacific	16.8	20.7	50.8	63.8
Total segment profit	74.8	82.7	284.4	296.5

General corporate and other expenses	(19.7)	(9.8)	(56.9)	(43.0)
Global marketing expense (1)	(5.1)	(5.9)	(10.4)	(16.3)
Research and development expense	(6.6)	(6.5)	(19.1)	(19.1)
Venezuela deconsolidation charge	—	—	—	(65.2)
Restructuring (2)	(0.1)	(19.4)	(4.9)	(10.2)
Acquisition and integration costs (1)	(4.1)	(0.4)	(4.1)	(1.3)
Spin costs (3)	(1.9)	(37.8)	(10.6)	(82.9)
Spin restructuring	(0.9)	(11.7)	(1.0)	(36.0)
Cost of early debt retirement (4)	—	(26.7)	—	(26.7)
Interest expense	(13.1)	(10.8)	(39.1)	(38.5)
Other financing items, net	0.4	5.8	0.9	11.9
Total earnings/(loss) before income taxes	$23.7	$(40.5)	$139.2	$(30.8)

(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) Includes pre-tax costs of $0.1 and $2.4 for the quarter and nine months ended June 30, 2016, respectively, of accelerated depreciation related to our streamlining of plants recorded in cost of products sold (COGS) and $1.1 for both the quarter and nine months ended June 30, 2015 of inventory obsolescence recorded in COGS and $0.2 and $0.3 for the quarter and nine months ended June 30, 2015, respectively, associated with certain information technology and related activities, which are included in SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(3) The quarter and nine months ended June 30, 2016 included income of $0.1 and charges of $0.4 in cost of products sold, respectively. All remaining spin costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(4) Included in Interest expense in the unaudited Consolidated Statement of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended June 30,		Nine Months Ended June 30,
Net Sales	2016	2015	2016	2015
Alkaline batteries	$228.6	$233.9	$768.8	$786.2
Other batteries and lighting products	132.4	140.4	433.0	446.3
Total net sales	$361.0	$374.3	$1,201.8	$1,232.5

Total assets by segment are presented below:

	June 30, 2016	September 30, 2015
North America	$340.8	$394.8
Latin America	50.9	63.3
EMEA	225.4	237.5
Asia Pacific	642.6	573.2
Total segment assets	$1,259.7	$1,268.8
Corporate	222.8	235.4
Goodwill and other intangible assets	114.3	114.4
Total assets	$1,596.8	$1,618.6

(10) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2015 and June 30, 2016:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2015	$19.1	$1.6	$6.0	$11.4	$38.1
Cumulative translation adjustment	—	(0.1)	(0.5)	(0.7)	(1.3)
Balance at June 30, 2016	$19.1	$1.5	$5.5	$10.7	$36.8

Energizer had indefinite-lived intangible assets of $77.5 at June 30, 2016 and $76.3 at September 30, 2015. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. Energizer had no amortizable intangible assets at June 30, 2016 or September 30, 2015.

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

The detail of long-term debt was as follows:

	June 30, 2016	September 30, 2015
Senior Secured Term Loan B Facility due 2022	$397.0	$399.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	997.0	999.0
Less current portion	(4.0)	(3.0)
Less unamortized debt discount and debt issuance fees	(10.6)	(11.7)
Total long-term debt	$982.4	$984.3

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June 30, 2015. The proceeds from the Term Loan and Senior Notes were transferred to Edgewell on June 30, 2015 in exchange for the contribution of certain assets by Edgewell to the Company in connection with the separation.

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2016, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of June 30, 2016.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR, subject to a 75 basis points floor, plus 250 basis points or the Base Rate (as defined). The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. For the quarter ended June 30, 2016, our weighted average interest rate on variable rate debt was 3.65%.

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

The notes payable balance of $9.3 at June 30, 2016 and $5.2 at September 30, 2015 are comprised of borrowings in certain foreign affiliates.

Subsequent to quarter end, on July 1, 2016, the Company financed the HandStands acquisition with a $200.0 bridge loan and 143.6 of borrowings on our Revolving Facility. On July 8, 2016, the Company entered into an amendment to the existing credit agreement to increase capacity on the Revolving Facility to $350.0. This additional capacity is available to be utilized for working capital and other general corporate purposes. There were no other changes to the terms of the Revolving Facility. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings have subsequently been paid down utilizing cash on hand.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of June 30, 2016, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2016 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $977.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(12) Pension Plans

The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.
The Company’s net periodic pension benefit cost for these plans are as follows:

	For the Quarter Ended June 30, 2016	For the Nine Months Ended June 30, 2016
Service Cost	$0.3	$0.9
Interest Cost	6.7	20.1
Expected return on plan assets	(10.6)	(31.9)
Amortization of unrecognized net losses	1.6	4.8
Settlement charge	0.1	0.3
Net periodic benefit cost / (credit)	$(1.9)	$(5.8)

Prior to the separation, certain of Energizer’s employees participated in defined benefit pension plans sponsored by Edgewell. The combined statement of earnings for the quarter and nine months ended June 30, 2015 include expenses related to these Shared Plans including direct expenses related to Energizer employees as well as allocations of expenses related to corporate employees. Total defined benefit plan expenses from the direct plan were immaterial and total allocation was a credit of $0.1 and expense of $5.9 for the quarter and nine months ended June 30, 2015, respectively.

During the quarter ended June 30, 2016, we completed the legal separation of a non U.S. pension plan related to Energizer retirees in Germany that were previously included in the Edgewell pension plan. At September 30, 2015, the liability related to these employees' post retirement benefits was included as a contractual liability in Other long-term liabilities. As a result of this legal separation, this post retirement obligation is now reflected as a pension liability of $11.6 at June 30, 2016. Both Pension and Other long-term liabilities are included in Other Liabilities on the balance sheet.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.
(13) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the nine months ended June 30, 2016, the Company repurchased 600,000 shares for $21.8, at an average price of $36.27 per share, under this authorization.

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

On May 10, 2016, the Board of Directors declared a dividend for the third quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on June 20, 2016 to shareholders of record as of May 31, 2016, and totaled $15.5.

Subsequent to the quarter on August 1, 2016, the Board of Directors declared a dividend for the fourth quarter of fiscal 2016 of $0.25 per share of common stock, which will be paid on September 9, 2016 to shareholders of record as of August 19, 2016.

In addition, the Board of Directors announced their intention to increase the Company's regular quarterly dividend to $0.275 per share of Common Stock beginning in fiscal year 2017. Future declarations of dividends are subject to Board approval and may be adjusted at the discretion of the Board, as business needs or market conditions change.

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

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2016 and 2015, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2016 and September 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Foreign Currency Risk—A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the economic or competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. The primary currencies to which Energizer is exposed include the Euro, the British pound, the Canadian dollar and the Australian dollar. However, the Company also has significant exposures in many other currencies which, in the aggregate, may have a material impact on the Company's operations.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2016, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This hedging instrument is considered a cash flow hedge for accounting purposes. At June 30, 2016 and September 30, 2015, Energizer had an unrecognized pre-tax loss on this interest rate swap agreement of $10.1 and $5.2, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2016 and September 30, 2015, Energizer had an unrealized pre-tax loss of $0.1 and gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2016 levels, over the next 12 months, $0.1 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2018.

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

The following table provides the Company's estimated fair values as of June 30, 2016 and 2015, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2016 and 2015, respectively:

	At June 30, 2016	For the Quarter Ended June 30, 2016		For the Nine Months Ended June 30, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(0.1)	$2.3	$(0.3)	$(0.5)	$4.1
Interest rate contracts	$(10.1)	$(2.7)	$(0.7)	$(7.1)	$(2.2)
Total	$(10.2)	$(0.4)	$(1.0)	$(7.6)	$1.9

	At September 30, 2015	For the Quarter Ended June 30, 2015		For the Nine Months Ended June 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$4.5	$(7.9)	$1.4	$5.8	$7.6
Interest rate contracts	(5.2)	—	—	$—	$—
Total	$(0.7)	$(7.9)	$1.4	$5.8	$7.6
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

The following table provides estimated fair values as of June 30, 2016 and September 30, 2015 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2016 and 2015, respectively:

	At June 30, 2016	For the Quarter Ended June 30, 2016	For the Nine Months Ended June 30, 2016
	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Foreign currency contracts	$(0.1)	$0.2	$0.4

	At September 30, 2015	For the Quarter Ended June 30, 2015	For the Nine Months Ended June 30, 2015
	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$(0.1)	$0.2
Foreign currency contracts	—	0.4	2.9
Total	$—	$0.3	$3.1
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

Offsetting of derivative assets
		At June 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.9	$(0.4)	$1.5	$4.9	$(0.4)	$4.5

Offsetting of derivative liabilities
		At June 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.9)	$0.2	$(1.7)	$—	$—	$—

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2016 and September 30, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2016	September 30, 2015
Deferred Compensation	$(48.0)	$(58.5)
Derivatives - Foreign Currency Contracts	(0.2)	4.5
Derivatives - Interest Rate Swap	(10.1)	(5.2)
Net Liabilities at estimated fair value	$(58.3)	$(59.2)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2016 and at September 30, 2015.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At June 30, 2016, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2016 and September 30, 2015, the fair market value of fixed rate long-term debt was $600.0 and $581.2, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(15) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	10.1	1.5	(0.3)	(4.4)	6.9
Reclassifications to earnings	—	3.5	(3.1)	1.4	1.8
Balance at June 30, 2016	$(99.5)	$(134.8)	$—	$(6.3)	$(240.6)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings

Foreign exchange contracts	$(0.3)	$1.4	$4.1	$7.6	Other financing items, net
Interest rate swap	(0.7)	—	(2.2)	—	Interest expense
	(1.0)	1.4	1.9	7.6	Total before tax
	0.3	(0.3)	(0.2)	(2.0)	Tax (expense)/benefit
	$(0.7)	$1.1	$1.7	$5.6	Net of tax

Actuarial loss	(1.6)	0.1	(4.8)	0.2	(2)
Settlement loss	(0.1)	0.1	(0.3)	0.1	(2)
	(1.7)	0.2	(5.1)	0.3	Total before tax
	0.5	(0.1)	1.6	(0.1)	Tax (expense)/benefit
	$(1.2)	$0.1	$(3.5)	$0.2	Net of tax

Venezuela deconsolidation charge	$—	$—	$—	$(16.2)	Venezuela deconsolidation charge
Total reclassifications for the period	$(1.9)	$1.2	$(1.8)	$(10.4)	Net of tax

(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 12, Pension Plans, for further details).

(16) Supplemental Financial Statement Information

	June 30, 2016	September 30, 2015
Inventories
Raw materials and supplies	$28.5	$32.4
Work in process	69.0	73.0
Finished products	134.4	170.5
Total inventories	$231.9	$275.9
Other Current Assets
Miscellaneous receivables	$27.1	$34.3
Due from Edgewell	2.6	30.4
Prepaid expenses	67.5	53.2
Value added tax collectible from customers	18.9	19.9
Other	2.2	5.6
Total other current assets	$118.3	$143.4
Property, Plant and Equipment
Land	$9.8	$10.0
Buildings	139.8	162.8
Machinery and equipment	768.8	886.2
Construction in progress	19.2	12.1
Total gross property	937.6	1,071.1
Accumulated depreciation	(740.4)	(865.5)
Total property, plant and equipment, net	$197.2	$205.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$15.8	$29.7
Accrued trade allowances	45.9	41.7
Accrued salaries, vacations and incentive compensation	45.4	39.5
2013 restructuring reserve	1.5	4.0
Spin restructuring reserve	3.0	12.3
Income taxes payable	21.6	43.7
Other	98.8	120.3
Total other current liabilities	$232.0	$291.2
Other Liabilities
Pensions and other retirement benefits	$114.3	$119.3
Deferred compensation	48.0	58.5
Other non-current liabilities	48.1	50.2
Total other liabilities	$210.4	$228.0

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

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our four geographic segments including allocations for shared IT and finance functions. General corporate and other expenses, Global marketing expenses, R&D expenses, interest expense and charges related to the spin-off, costs of early debt retirement, restructuring, acquisition and integration have all been excluded from segment profit.

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to the Venezuela deconsolidation, spin-off, restructurings, acquisition and integration, cost of early debt retirement and adjustments to prior year tax accruals.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of our go-to-market initiatives, the change in our Venezuela results from the deconsolidation of those operations, and the impact of currency from the changes in foreign currency exchange rates as defined below:

International Go-to-market initiatives. To compete more effectively as an independent company, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers, and decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact of these changes, which represents the year over year change in those markets since the date of exit. The impact from these changes was fully realized during the current quarter.
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

Adjusted Gross Margin and Adjusted Selling, General & Administrative (SG&A) as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to spin-off, restructuring, acquisition and integration.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of Energizer. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	market and economic conditions, including the impact of the United Kingdom's referendum vote and announced intention to exit the European Union at some future date;

•	the ability to integrate the HandStands business successfully and to achieve the anticipated cost savings and other synergies;

•
the possibility that other anticipated benefits of the HandStands acquisition will not be realized, including without limitation, anticipated revenues, expenses, margins, cash flows, earnings and other financial results, and growth and expansion of our operations;

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

Acquisition

Subsequent to quarter end, on July 1, 2016, the Company acquired 100% of HandStands Holding Corporation (HandStands), a designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus preliminary working capital adjustments of $3.6, net of acquired cash, and subject to further working capital adjustments. The Company financed the acquisition with $300.0 of cash on hand and $43.6 of borrowings on our senior secured credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $143.6 of borrowings on our Revolving Facility to complete the transaction. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings have subsequently been paid down utilizing cash on hand. The Company did not incur incremental U.S. taxes from utilizing foreign cash for this transaction.

Handstands brands include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies. The Company incurred $4.1 of acquisition related costs in the quarter ended June 30, 2016.

Total acquisition and integration related costs associated with the HandStands acquisition are expected to be in the range of $30 to $35. We expect to incur these costs over the next 12 to 15 months. We expect to incur approximately $17 to $19 in the fourth fiscal quarter of 2016.

Results for the HandStands business are not included in the current quarter results as the acquisition occurred subsequent to the quarter end on July 1, 2016.

The Separation

Results for the third quarter and the first nine months of fiscal 2015 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and Research & development (R&D) spending are directly attributable to our business. However, certain Selling, general, and administrative expense (SG&A), Interest expense, including the cost of early debt retirement, and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company.

The third quarter and the nine month fiscal 2016 periods are the last periods that will have lack of comparability due to the financial statements being based on carve out financial data for the first nine months of the prior year.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter net earnings of $24.2, or $0.39 per diluted share. This compares to net loss of $19.6, or a net loss of $0.32 per diluted share in the prior year third fiscal quarter. Adjusted net earnings per diluted share were $0.32 for the third fiscal quarter as compared to $0.64 in the prior year quarter.
Energizer reported net earnings of $106.1, or $1.70 per diluted share, for the nine months ended June 30, 2016. This compares to net loss of $27.1, or a net loss of $0.44 per diluted share, in the prior year comparative period. Adjusted net earnings per diluted share were $1.77 for the nine months ended June 30, 2016 as compared to $2.23 for the nine months ended June 30, 2015.
Net earnings/(loss) for the time periods presented were impacted by certain items related to spin costs, spin restructuring costs, restructuring and realignment costs, acquisition and integration costs, cost of early debt retirement, adjustment to prior year tax accruals and the Venezuela deconsolidation as described in the tables below. The impact of these items on reported net earnings/(loss) are provided below as a reconciliation of net earnings/(loss) to adjusted net earnings, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended June 30,
(in millions, except per share data)	Earnings/(Loss) Before Income Taxes		Net Earnings/(Loss)		Diluted EPS
	2016	2015	2016	2015	2016	2015
Reported - GAAP	$23.7	$(40.5)	$24.2	$(19.6)	$0.39	(0.32)
Impacts: Expense (Income)
Spin costs (1)	1.9	37.8	1.3	25.0	0.02	0.40
Spin restructuring	0.9	11.7	0.7	7.9	0.01	0.13
Restructuring (2)	0.1	19.4	0.1	12.4	—	0.20
Acquisition and integration costs (3)	4.1	0.4	2.6	0.3	0.04	—
Cost of early debt retirement (4)	—	26.7	—	16.7	—	0.27
Adjustments to prior year tax accruals	—	—	(8.8)	(2.6)	(0.14)	(0.04)
Adjusted - Non-GAAP (5)	$30.7	$55.5	$20.1	$40.1	$0.32	$0.64
Weighted average shares - Diluted (6)					62.7	62.2

	For the Nine Months Ended June 30,
(in millions, except per share data)	Earnings/(Loss) Before Income Taxes		Net Earnings/(Loss)		Diluted EPS
	2016	2015	2016	2015	2016	2015
Reported - GAAP	$139.2	$(30.8)	$106.1	$(27.1)	$1.70	$(0.44)
Impacts: Expense (Income)
Venezuela deconsolidation	—	65.2	—	65.2	—	1.05
Spin costs (1)	10.6	82.9	7.0	54.8	0.11	0.88
Spin restructuring	1.0	36.0	0.9	24.2	0.01	0.39
Restructuring (2)	4.9	10.2	3.1	6.6	0.05	0.11
Acquisition and integration costs (3)	4.1	1.3	2.6	1.0	0.04	0.01
Cost of early debt retirement (4)	—	26.7	—	16.7	—	0.27
Adjustments to prior year tax accruals	—	—	(8.8)	(2.6)	(0.14)	(0.04)
Adjusted - Non-GAAP (5)	$159.8	$191.5	$110.9	$138.8	$1.77	$2.23
Weighted average shares - Diluted (6)					62.5	62.2

(1) The quarter and nine months ended June 30, 2016 included income of $0.1 and charges of $0.4 in cost of products sold (COGS), respectively. All remaining spin costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(2) Includes pre-tax costs of $0.1 and $2.4 for the quarter ended and nine months ended June 30, 2016 of accelerated depreciation related to the streamlining of a plant in North America included in COGS. Includes $1.1 for both the quarter and nine months ended June 30, 2015 for inventory obsolescence recorded in COGS and $0.2 and $0.3 for the quarter and nine months ended June 30, 2015, associated with certain information technology and related activities, which are included in SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(3) Included in SG&A expense on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(4) Included in interest expense on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(5) The effective tax rate for the three and nine months ended June 30, 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 34.5% and 30.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(6) For the quarter and nine months ended June 30, 2015, diluted EPS and the average number of common shares outstanding were retrospectively restated for the number of Energizer Holdings, Inc. shares outstanding immediately following the spin-off.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2016

Total Net Sales	Q3	% Chg	Nine Months	% Chg
Net sales - FY '15	$374.3		$1,232.5
Organic	4.5	1.2%	53.8	4.4%
International Go-to-Market	(5.2)	(1.4)%	(14.7)	(1.2)%
Change in Venezuela results	—	—%	(8.5)	(0.7)%
Impact of currency	(12.6)	(3.4)%	(61.3)	(5.0)%
Net sales - FY '16	$361.0	(3.6)%	$1,201.8	(2.5)%
See non-GAAP measure disclosures above.

Net sales were $361.0 for the third quarter of 2016, a decrease of 3.6% as compared to the prior year quarter. Organic net sales increased 1.2% due primarily to the net impact of distribution and space gains in North America and distribution gains and pricing actions in Latin America.  These items were partially offset by the anticipated reduction in retail inventory levels and continued heightened competitive activity in certain Asia Developed markets.

Offsetting some of the organic net sales increase was unfavorable currency impacts of $12.6, or 3.4% and the unfavorable impact of international go-to-market changes, including the exits and shifts to distributors in certain markets, resulting in a decline of $5.2, or 1.4%.

Net sales for the nine months ended June 30, 2016 were $1,201.8, a decrease of 2.5% as compared to the prior year comparative period. Organic net sales increased $53.8, or 4.4%, reflecting net distribution and space gains in North America, EMEA and Latin America. These gains were partially offset by the continued heightened competitive activity in certain Asia developed markets.

The increase in organic net sales was offset by unfavorable currency impacts of $61.3, or 5.0%, international go-to-market changes, including the exits from certain markets and shifts to distributors, resulting in a decline of $14.7, or 1.2%, and the change in Venezuela results, due to the previously announced deconsolidation, resulted in a decline of $8.5, or 0.7%.

Gross margin percentage for the third fiscal quarter of 2016 was 42.6%, down 300 basis points, driven in part by a 150 basis points impact from unfavorable foreign currency. Excluding the impact from currency movements, gross margin percentage declined 150 basis points driven by increased costs in the quarter as a result of costs related to a planned discrete productivity initiative ($5.0 or 130 basis points) in one of our manufacturing facilities and increased costs in support of innovation launched across our portfolios partially offset by favorable commodity costs and other productivity savings.

Gross margin percentage for the nine months ended June 30, 2016 declined 280 basis points. The decline was primarily driven by a 220 basis points impact from unfavorable foreign currency, a 10 basis points impact from spin and restructuring charges and a 20 basis points impact due to the deconsolidation of Venezuela. Excluding the impact of these items, gross margin percentage declined by 30 basis points due to accelerated as well as planned discrete productivity initiatives and increased costs in support of innovation launched across our portfolios partially offset by lower commodity and other productivity savings.

Advertising and sales promotion expense (A&P) was $22.8 in the third fiscal quarter of 2016, or 6.3% of net sales as compared to $35.1, or 9.4% of net sales in the prior period. A&P investment as a percent of sales decreased 310 basis points compared to the prior year due to higher prior year spending related to the EcoAdvanced product launch and the timing of current year advertising and promotional activities.
A&P expense was $71.0 for the nine months ended June 30, 2016, or 5.9% of net sales as compared to $99.0, or 8.0% of net sales in the prior year comparative period. A&P investment as a percent of sales decreased 210 basis points compared to the prior year due to higher prior year spending related to the EcoAdvanced product launch and the timing of current year advertising and promotional activities.
Selling, general, and administrative expense (SG&A) was $87.0 in the third fiscal quarter of 2016, or 24.1% of net sales, as compared to $108.2, or 28.9% of net sales, in the prior period. Included in the third fiscal quarter results were pre-tax costs of $4.1 related to acquisition and integration costs and $2.0 related to the spin transaction. Included in the prior year quarter results were pre-tax costs of $37.8 related to the spin transaction, $0.4 of integration and $0.2 related to information technology enablement costs (which were considered part of the overall 2013 restructuring project). Excluding the impact of these charges, SG&A as a percent of net sales was unfavorable by 380 basis points compared to the prior year reflecting the impact of a low prior year comparative (based on carve out financial data), incremental investment spending and higher compensation related costs incurred in the current year.
SG&A was $254.1 for the nine months ended June 30, 2016, or 21.1% of net sales, as compared to $322.5, or 26.2% of net sales, in the prior year comparative period. Included in the current nine month results were pre-tax costs of $4.1 related to acquisition and integration costs and $10.2 related to the spin transaction. Included in the prior year quarter results were pre-tax costs of $82.9 related to the spin transaction, $1.3 of integration and $0.3 related to information technology enablement costs (which were considered part of the overall 2013 restructuring project). Excluding the impact of these charges, SG&A as a percent of net sales was unfavorable by 70 basis points driven primarily by higher compensation related costs and incremental investment spending partially offset by the impact of effective cost management and lower overall pension costs as compared to our allocated costs from carve out methodology used in the prior year nine months.
Research and Development (R&D) was essentially flat at $6.6, or 1.8% of net sales, for the quarter ended June 30, 2016, as compared to $6.5, or 1.7% of net sales, in the prior year comparative period, and $19.1, or 1.6% of net sales for the nine months ended June 30, 2016, as compared to $19.1, or 1.5% of net sales, in the prior year comparative period.

Interest expense was $13.1 for the third fiscal quarter of 2016 and $37.5 for the prior year comparative period. Interest expense was $39.1 for the nine months ended June 30, 2016 and $65.2 for the prior year comparative period. The current period expense is related to the outstanding term loan and bonds at June 30, 2016 and includes the impact of the interest rate swap during the period. The prior year period was based on an allocation from Edgewell using a carve-out methodology and is inclusive of debt breakage fees of $26.7, which were allocated to Energizer as a result of the April notice of prepayment to the holders of Edgewell's outstanding notes.
Other financing income, net was $0.4 for the third fiscal quarter of 2016 and $5.8 for the prior year comparative period. The third fiscal quarter activity reflects the net impact of interest income and hedge contract gains offset by revaluation losses on nonfunctional currency balance sheet exposures. The prior fiscal quarter activity reflects the net impact of hedging contract gains, interest income and revaluation gains on nonfunctional currency balance sheet exposures.

Other financing income, net was $0.9 for the nine months ended June 30, 2016 and $11.9 for the prior year comparative period. The current year nine month income reflects the net impact of hedging contract gains and interest income partially offset by revaluation losses on nonfunctional currency balance sheet exposures and an impairment charge on an available for sale security of $2.0. The prior year nine month income reflects the net impact of hedging contract gains, interest income and revaluation gains on nonfunctional currency balance sheet exposures.

The year-to-date effective tax rate was 23.8% as compared to 12.0% for the prior year comparative period. The current year rate reflects the favorable impacts of certain return to provision adjustments related to prior year provision estimates and certain spin related adjustments of approximately $9. These favorable adjustments are included in the current quarter’s results and were the primary driver of the $0.5 tax benefit. Excluding the impact of all of our Non-GAAP adjustments, the effective tax rate on a year to date basis was 30.6%.

The prior year rate was a 12.0% benefit as a result of a year-to-date pre-tax loss in high tax rate jurisdictions driven by spin costs and interest payment as a result of the early debt retirement. This benefit was partially offset by the Venezuela deconsolidation charge taken in the prior year, which had no accompanying tax benefit.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended June 30, 2016, the Company incurred $2.8 in spin costs including $2.0 recorded in SG&A and $0.9 recorded in spin restructuring slightly offset by income of $0.1 recorded in cost of products sold (COGS). For the nine months ended June 30, 2016, the Company incurred $11.6 in spin costs including $10.2 recorded in SG&A, $0.4 recorded in COGS and $1.0 recorded in spin restructuring.

For the quarter ended June 30, 2015, the Company was allocated spin costs of $76.2 from Edgewell of which $37.8 was recorded in SG&A, $11.7 was recorded in spin restructuring, and $26.7 of cost of early debt retirement recorded in interest expense. For the nine months ended June 30, 2015, the Company was allocated spin costs of $145.6 from Edgewell of which $82.9 was recorded in SG&A and $36.0 was recorded in spin restructuring, and $26.7 of cost of early debt retirement recorded in interest expense.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $196.8, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be immaterial.

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

For the quarter ended June 30, 2016, Energizer recorded no pre-tax charges related to the 2013 restructuring project. For the quarter ended June 30, 2015, Energizer recorded a pre-tax charge of $18.1. Restructuring charges were reflected on a separate line in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income. In addition, pretax costs of $0.2 associated with information technology enablement activities were recorded within SG&A and $1.1 associated with inventory obsolescence charges related to our restructuring program were recorded in COGS on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the quarter ended June 30, 2015. These information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

For the nine months ended June 30, 2016, Energizer recorded pre-tax charges of $2.5, related to the 2013 restructuring project compared to a pre-tax restructuring charge of $8.8 for the nine months ended June 30, 2015. In addition, pretax costs of $0.3 associated with information technology enablement activities were recorded within SG&A and $1.1 associated with inventory obsolescence charges related to our restructuring program were recorded in COGS on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for the nine months ended June 30, 2015.

Total pre-tax restructuring charges since the inception of the project and through June 30, 2016, have totaled approximately $200. We expect the remaining costs, if any, to be immaterial.

Energizer estimates that total savings for the project exceeded $218. The primary impacts of savings from the project were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

The Company is also streamlining certain manufacturing operations. During the quarter and the nine months ended June 30, 2016, the Company recorded $0.1 and $2.4, respectively, of accelerated depreciation in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant is expected to be completed in fiscal 2016 and the overall charges are not expected to be material to the consolidated operations.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 9, Segments, to the unaudited Consolidated Condensed Financial Statements for the three months ended June 30, 2016.

Segment sales and profitability analysis for the quarter and nine months ended June 30, 2016 are presented below.

Net Sales (In millions)
Quarter and Nine Months Ended June 30, 2016

	Quarter Ended June 30, 2016		Nine Months Ended June 30, 2016
	$ Change	% Chg	$ Change	% Chg
North America
Net sales - FY '15	$184.9		$605.9
Organic	3.8	2.1%	35.5	5.9%
Impact of currency	(0.7)	(0.4)%	(5.4)	(0.9)%
Net Sales - FY '16	$188.0	1.7%	$636.0	5.0%

Latin America
Net sales - FY '15	$27.8		$99.9
Organic	5.0	18.0%	13.6	13.6%
International Go-to-Market	(1.7)	(6.1)%	(2.0)	(2.0)%
Change in Venezuela results	—	—%	(8.5)	(8.5)%
Impact of currency	(5.2)	(18.7)%	(16.5)	(16.5)%
Net Sales - FY '16	$25.9	(6.8)%	$86.5	(13.4)%

EMEA
Net sales - FY '15	$82.3		$287.4
Organic	(0.7)	(0.9)%	11.8	4.1%
International Go-to-Market	(0.2)	(0.2)%	(3.5)	(1.2)%
Impact of currency	(4.2)	(5.1)%	(24.3)	(8.5)%
Net Sales - FY '16	$77.2	(6.2)%	$271.4	(5.6)%

Asia Pacific
Net sales - FY '15	$79.3		$239.3
Organic	(3.6)	(4.5)%	(7.1)	(3.0)%
International Go-to-Market	(3.3)	(4.2)%	(9.2)	(3.8)%
Impact of currency	(2.5)	(3.2)%	(15.1)	(6.3)%
Net Sales - FY '16	$69.9	(11.9)%	$207.9	(13.1)%

Total Net Sales
Net sales - FY '15	$374.3		$1,232.5
Organic	4.5	1.2%	53.8	4.4%
International Go-to-Market	(5.2)	(1.4)%	(14.7)	(1.2)%
Change in Venezuela results	—	—%	(8.5)	(0.7)%
Impact of currency	(12.6)	(3.4)%	(61.3)	(5.0)%
Net Sales - FY '16	$361.0	(3.6)%	$1,201.8	(2.5)%

Results for the Quarter Ended June 30, 2016

North America reported net sales increased 1.7% negatively impacted by foreign currency of $0.7, or 0.4%. Organic sales growth of 2.1% was primarily driven by net distribution and shelf space gains, partially offset by the anticipated retail inventory de-load.

Latin America reported net sales declined 6.8% negatively impacted by foreign currency of $5.2 or 18.7% Organic net sales increased 18.0% driven by pricing actions across multiple markets, timing of shipments in distributor markets, and new distribution gains.

EMEA reported net sales declined 6.2%, negatively impacted by foreign currency (5.1%) and the go-to-market changes (0.2%). Organic net sales decreased by 0.9%, consistent with recent category value performance.

Asia Pacific reported net sales declined 11.9%, negatively impacted by foreign currency (3.2%) and the go-to-market changes (4.2%). Organic net sales decreased 4.5% due primarily to heightened competitive activity in select Asia developed markets. We expect the competitive environment in these markets to remain elevated through the balance of the year due to increased private label activity driven by certain discount retailers.

Results for the Nine Months Ended June 30, 2016

North America reported net sales improved 5.0%, negatively impacted by foreign currency of $5.4, or 0.9%. Organic sales growth of 5.9% was driven by net distribution and shelf space gains, the timing of shipments, increased winter storm volume and benefits of improved product mix partially offset by the prior year launch of EcoAdvanced.

Latin America reported net sales declined 13.4% negatively impacted by foreign currency (16.5%) and the deconsolidation of Venezuela (8.5%). Organic net sales increased 13.6% driven by positive volume contributions and pricing actions across multiple markets, timing of shipments in distributor markets and distribution gains.

EMEA reported net sales declined 5.6%, negatively impacted by foreign currency (8.5%) and the go-to-market changes (1.2%). Organic net sales increased by 4.1% driven by positive volume contribution from distribution gains in certain Western and Eastern European markets, the continued launch of EcoAdvanced in additional markets and price increases in select markets.

Asia Pacific reported net sales declined 13.1%, negatively impacted by foreign currency (6.3%) and the go-to-market changes (3.8%). Organic net sales decreased 3.0% driven by heightened competitive activity in certain Asia developed markets slightly offset by distribution gains and positive volume contributions from expanded holiday activity.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2016

	Quarter Ended June 30, 2016		Nine Months Ended June 30, 2016
	$ Change	% Chg	$ Change	% Chg
North America
Segment Profit - FY '15	$46.4		$163.1
Organic	—	—%	18.5	11.3%
Impact of currency	(0.4)	(0.9)%	(3.7)	(2.2)%
Segment Profit - FY '16	$46.0	(0.9)%	$177.9	9.1%

Latin America
Segment Profit - FY '15	$6.8		$16.8
Organic	(0.5)	(7.4)%	9.4	56.0%
International Go-to-Market	(0.1)	(1.5)%	2.5	14.9%
Change in Venezuela results	—	—%	(2.5)	(14.9)%
Impact of currency	(3.1)	(45.5)%	(10.6)	(63.1)%
Segment Profit - FY '16	$3.1	(54.4)%	$15.6	(7.1)%

EMEA
Segment Profit - FY '15	$8.8		$52.8
Organic	3.2	36.4%	5.6	10.6%
International Go-to-Market	0.2	2.3%	(1.0)	(1.9)%
Impact of currency	(3.3)	(37.6)%	(17.3)	(32.8)%
Segment Profit - FY '16	$8.9	1.1%	$40.1	(24.1)%

Asia Pacific
Segment Profit - FY '15	$20.7		$63.8
Organic	(1.0)	(4.8)%	(1.7)	(2.7)%
International Go-to-Market	(1.0)	(4.8)%	0.2	0.3%
Impact of currency	(1.9)	(9.2)%	(11.5)	(18.0)%
Segment Profit - FY '16	$16.8	(18.8)%	$50.8	(20.4)%

Total Segment Profit
Segment Profit - FY '15	$82.7		$296.5
Organic	1.7	2.1%	31.8	10.7%
International Go-to-Market	(0.9)	(1.1)%	1.7	0.6%
Change in Venezuela results	—	—%	(2.5)	(0.8)%
Impact of currency	(8.7)	(10.6)%	(43.1)	(14.6)%
Segment Profit - FY '16	$74.8	(9.6)%	$284.4	(4.1)%

Refer to Note 9, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2016

Global reported segment profit declined $7.9 negatively impacted by foreign currency ($8.7). Organic segment profit increased by $1.7 driven by the organic net sales growth, lower A&P spending due to the prior year EcoAdvanced product launch and the timing of current year advertising and promotional activities and favorable commodity and other products costs. These increases were slightly offset by higher costs in the quarter associated with investments in product improvements and planned productivity initiatives as well as higher SG&A driven by incremental investment spending and higher compensation related costs in the current year.

North America reported segment profit declined $0.4 in the quarter including $0.4 of unfavorable currency. Organic segment profit was flat versus the prior year as increased organic sales and a reduction in A&P spending (due to lapping higher prior year spending associated with the launch of EcoAdvanced) was offset by increased costs related to product improvements and productivity initiatives impacting gross margin.

Latin America reported segment profit declined $3.7 negatively impacted by foreign currency ($3.1). Organic segment profit decreased by $0.5. The organic profit decrease was driven by higher overhead due to inflation and timing of spending, partially offset by organic sales growth in the quarter.

EMEA reported segment profit increased $0.1 inclusive of an unfavorable impact from foreign currency ($3.3). Organic segment profit increased by $3.2 driven by a reduction in A&P and overhead spending.

Asia Pacific reported segment profit decreased $3.9 driven in part by the negative impact of foreign currency ($1.9). Organic segment profit declined by $1.0 due primarily to heightened competitive activity in certain Asia developed markets partially offset by lower spending.

Results for the Nine Months Ended June 30, 2016

Global reported segment profit declined $12.1 negatively impacted by foreign currency ($43.1) and the deconsolidation of Venezuela ($2.5). The decline was partially offset by organic growth of $31.8 driven by top-line organic net sales growth, lower A&P due to higher prior year spending related to the EcoAdvanced product launch and the timing of current year advertising and promotional activities. These items were partially offset by a decline in gross margin due to accelerated as well as planned productivity initiatives and investments made during the second and third quarters of 2016 slightly offset by lower commodity and other productivity savings.

North America reported segment profit improved $14.8 reflecting organic growth of $18.5 driven by strong top-line performance, favorable commodity costs and lower A&P spend due to the prior year launch of EcoAdvanced. These items were partially offset by higher costs in the second and third quarters due to accelerated as well as planned product improvements and investments in productivity initiatives, which decreased gross margin.

Latin America reported segment profit declined $1.2 negatively impacted by foreign currency of $10.6. Organic growth of $9.4 was driven by an improvement in organic sales driven by positive volume contributions and pricing actions across multiple markets, timing of shipments in distributor markets and distribution gains, which were partially offset by higher overhead spending due primarily to inflationary increases.

EMEA reported segment profit declined $12.7 negatively impacted by foreign currency ($17.3). Organic segment profit increased by $5.6 due to organic sales growth driven by positive volume contribution from distribution gains, the continued launch of EcoAdvanced in additional select markets and price increases in select markets. In addition to the organic sales growth, there was a reduction in A&P and overhead spending.

Asia Pacific reported segment profit decreased $13.0 driven in part by the negative impact of foreign currency ($11.5). The impact of International go-to-market changes was modestly accretive. Organic segment profit declined by $1.7 primarily driven by heightened competitive activity in certain Asia developed markets partially offset by lower A&P and overhead spending.

General Corporate and Global Marketing Expenses

	Quarter Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
General corporate and other expenses	$19.7	$9.8	$56.9	$43.0
Global marketing expense	5.1	5.9	10.4	16.3
General corporate and global marketing expense	$24.8	$15.7	$67.3	$59.3
% of Net Sales	6.9%	4.2%	5.6%	4.8%

For the quarter ended June 30, 2016, general corporate expenses were $19.7, an increase of $9.9 as compared to the prior year comparative period due primarily to higher compensation related costs as compared to our allocated costs from carve out methodology used in the prior year quarter. For the nine months ended June 30, 2016, general corporate expenses were $56.9, an increase of $13.9 as compared to the prior year comparative period due primarily to higher stock compensation costs partially offset by lower overall pension costs as compared to our allocated costs from carve out methodology used in the prior year quarter.

For the quarter and nine months ended June 30, 2016, global marketing expenses were $5.1 and $10.4, respectively, compared to $5.9 and $16.3 in the prior comparative periods. The current year expense represents center led approach to managing global marketing activities, which support our brands. The prior year period was based on an allocation from Edgewell using a carve-out methodology.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2016, Energizer had $567.1 of cash and cash equivalents, over 95% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Subsequent to quarter end, on July 1, 2016, the Company acquired 100% of HandStands, a designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus preliminary working capital adjustments of $3.6, net of acquired cash, and subject to further working capital adjustments. The Company financed the acquisition with $300.0 of cash on hand and $43.6 of borrowings on our senior secured credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $143.6 of borrowings on our Revolving Facility to complete the transaction. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings have subsequently been paid down utilizing cash on hand.

On June 1, 2015, the Company entered into a credit agreement which provides for a five-year $250.0 senior secured revolving credit facility (Revolving Facility) and a seven-year $400.0 senior secured term loan B facility (Term Loan) that became effective on June 30, 2015. Also on June 1, 2015, Energizer completed the issuance and sale of $600.0 of 5.50% Senior Notes due 2025 (Senior Notes), with proceeds placed in escrow and released June

30, 2015. The proceeds from the Term Loan and Senior Notes were transferred to Edgewell on June 30, 2015 in exchange for the contribution of certain assets by Edgewell to the Company in connection with the separation.

Borrowings under the Revolving Facility will bear interest at LIBOR, or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2016, the Company did not have outstanding borrowings under the Revolving Facility and had $6.4 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.6 remains available as of June 30, 2016.

Subsequent to the quarter, on July 8, 2016, the Company entered into an amendment to the existing credit agreement to increase the Revolving Facility to $350.0. This additional capacity is expected to be utilized for working capital and other general corporate purposes.

Operating Activities

Cash flow from operating activities was $141.9 in the nine months ended June 30, 2016, as compared to $102.9 in the prior year comparative period. This change of $39.0 was the result of higher net earnings as well as the benefit of lower inventory levels for the first nine months of fiscal 2016 driven by increased sales volume and the benefits of initiatives that reduced days in inventory. These increases were partially offset by the decrease in accruals, primarily related to the payment of spin related costs and accrued A&P expenses.

Investing Activities

Net cash used by investing activities was $16.3 and $29.5 in nine months ended June 30, 2016 and 2015, respectively, and consisted of the following:

•
Capital expenditures of $17.8 and $31.1 in the nine months ended June 30, 2016 and 2015, respectively. Capital expenditures in the first nine months of 2016 were primarily for productivity initiatives and information technology projects. Capital expenditures in the prior year were primarily due to information technology spending associated with the separation. These capital expenditures were funded by cash flow from operations;

•	Proceeds from the sale of assets of $1.5 and $13.7 in the current and prior year, respectively. Proceeds in the current year resulted primarily from two land sales; and

•	The acquisition of a battery manufacturing facility in China for approximately $12.1, primarily related to the purchase of fixed assets, was completed in the first fiscal quarter of 2015.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2016 with a large percentage of the disbursements for capital expenditures relating to maintenance, information technology initiatives, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $68.6 for the nine months ended June 30, 2016 as compared to $79.7 in the prior fiscal year comparative period. For nine months ended June 30, 2016, cash flow from financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $4.9, related to notes payable in our international businesses;

•	Dividends paid of $46.4 (see below);

•	Common stock repurchases of $21.8 representing 600,000 shares at an average price of $36.27 per share (see below);

•	Taxes paid for withheld share-based payments of $4.1; and

•	Excess tax benefits from share-based payments of $0.8.

For the nine months ended June 30, 2015, Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s net dividend to Edgewell.

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

On May 10, 2016, the Board of Directors declared a dividend for the third quarter of fiscal 2016 of $0.25 per share of common stock. The dividend was paid on March 16, 2016 to shareholders of record as of February 19, 2016, and totaled $15.5.

Subsequent to the quarter on August 1, 2016, the Board of Directors declared a dividend for the fourth quarter of fiscal 2016 of $0.25 per share of common stock, which will be paid on September 9, 2016 to shareholders of record as of August 19, 2016.

In addition, the Board of Directors announced their intention to increase the Company's regular quarterly dividend to $0.275 per share of Common Stock beginning in fiscal year 2017. Future declarations of dividends are subject to Board approval and may be adjusted at the discretion of the Board, as business needs or market conditions change.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

During the nine months ended June 30, 2016, the Company repurchased 600,000 shares for $21.8, at an average price of $36.27 per share, under this authorization. All shares were repurchased during the first quarter of fiscal year 2016.

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2016 were $4.7. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer’s significant contractual obligations at June 30, 2016 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$997.0	$4.0	$8.0	$8.0	$977.0
Interest on long-term debt (1)	378.3	46.0	92.0	92.0	148.3
Notes Payable	9.3	9.3	—	—	—
Operating leases	84.1	4.6	33.7	23.8	22.0
Pension plans (2)	2.0	2.0	—	—	—
Purchase obligations and other (3)	17.7	5.2	10.8	1.7	—
Total	$1,488.4	$71.1	$144.5	$125.5	$1,147.3

(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2016. In August 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2) Globally, total expected pension contributions for the Company for fiscal year 2016 were estimated to be $5.2. The Company has made $3.2 year to date. The projected payments beyond fiscal year 2016 are not currently estimable.

(3) Included in the table above are approximately $9.0 of fixed costs related to third party logistics contracts.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2016 and September 30, 2015, Energizer had an unrealized pre-tax loss of $0.1 and gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2016 levels over the next twelve months, approximately $0.1 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2016, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2018.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2016 resulted in income of $0.2 and $0.4 and income of $0.4 and $2.9 for the quarter and nine months ended June 30, 2015 and was recorded in Other financing items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2016, Energizer had variable rate debt with a principal balance of $400.0 outstanding under the Term Loan. In November 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%. For the remaining variable rate debt, a 1% change in LIBOR would result in a change to the annual interest expense of approximately $2.0, subject to the interest rate floor embedded within the credit agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 20, 2015, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2015, except for the addition of the risk factor described below:

The United Kingdom’s possible departure from the European Union could adversely affect us.
The June 23, 2016 referendum by United Kingdom voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound and the euro, as compared to the US dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. A weaker British pound and euro compared to the US dollar during a reporting period would cause local currency results of our United Kingdom and other European operations to be translated into fewer US dollars. In the longer term, any impact from Brexit on our United Kingdom and other European operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. These changes may adversely affect our operations and financial results.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2016 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2016	—	$—	—	6,900,000
May 1 - May 31, 2016	—	$—	—	6,900,000
June 1 - June 30, 2016	—	$—	—	6,900,000
(1) 0 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	August 3, 2016

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

2.6**
Agreement and Plan of Merger, dated as of May 24, 2016, by and among the Company, Energizer Reliance, Inc., Trivest Partners V, L.P., and HandStands Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

3.1	Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 30, 2015).

3.2	Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed June 30, 2015).

10.1
Incremental Term Loan Amendment No. 1, dated as of May 24, 2016, by and among the Company, the Loan Parties party thereto, JPMorgan Chase Bank, N.A., Citigroup Global Markets, Inc., and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

10.2*
Incremental Term Loan Amendment No. 2, dated as of July 8, 2016, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

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