Form 10-K
period 2016-09-30
ENERGIZER HOLDINGS, INC.
filed 2016-11-15
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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
Yes: ☒      No: ☐

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
 Yes: ☒      No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2016, the last day of the registrant's most recently completed second quarter: $2,504,756,431.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 10, 2016: 61,736,601.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 30, 2017. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2016. (Part III of Form 10-K).

Part I.
Item 1. Business.
Our Company
Energizer Holdings, Inc. (Energizer), through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance and appearance products.

Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer® and Eveready®, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world. On July 1, 2016, Energizer expanded its portfolio of brands with the acquisition of HandStands Holding Corporation (the auto care acquisition).

On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). To effect the separation, Edgewell undertook a series of transactions to separate net assets and legal entities.

To facilitate the Spin-off, Edgewell distributed 62,193,281 shares of Energizer common stock to its shareholders. Under the terms of the spin-off, Edgewell common stockholders of record as of the close of business on June 16, 2015, the record date for the distribution, received one share in Energizer for each share of Edgewell common stock they held. Edgewell completed the distribution of Energizer common stock to its shareholders on July 1, 2015, the distribution date.

As a result of the Spin-off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange, trading under the symbol "ENR."

When we use the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
We use the Energizer name and logo as our trademark as well as those of our subsidiaries. Product names appearing throughout are trademarks of Energizer. This section also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.
Unless indicated otherwise, the information concerning our industry contained in this Annual Report is based on Energizer’s general knowledge of and expectations concerning the industry. Energizer’s market position, market share and industry market size are based on estimates using Energizer’s internal data and estimates, based on data from various industry analyses, its internal research and adjustments and assumptions that it believes to be reasonable. Energizer has not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, Energizer believes that data regarding the industry, market size and its market position and market share within such industry provide general guidance but are inherently imprecise. Further, Energizer’s estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Our Reporting Segments
While consumers can buy our products around the globe, Energizer organizes its business into four geographic reportable segments:
•North America, which is comprised of the U.S. and Canada;
•Latin America, which includes our markets in Mexico, the Caribbean, Central America and South America;
•Europe, Middle East and Africa (EMEA); and
•Asia Pacific, which is comprised of our markets in Asia, Australia and New Zealand.

See Note 20, Segments, to our Consolidated Financial Statements and Management's Discussion and Analysis for information regarding net sales by reportable segment.

Our Products
Today, Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In addition, Energizer has an extensive line of lighting products designed to meet a variety of consumer needs. We manufacture, distribute, and market lighting products including headlights, lanterns, kid’s lights and area lights. In addition to the Energizer and Eveready brands, we market our flashlights under the Hard Case®, Dolphin®, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer and Eveready brands to companies developing consumer solutions in gaming, automotive batteries, portable power for critical devices (like smart phones), LED light bulbs and other lighting products.

Energizer has a long history of innovation within our categories. Since our commercialization of the first dry-cell battery in 1893 and the first flashlight in 1899, we have been committed to developing and marketing new products to meet evolving consumer needs and consistently advancing battery technology as the universe of devices powered by batteries has evolved. Over the past 100+ years we have developed or brought to market:
•the first flashlight;
•the first mercury-free alkaline battery;
•the first mercury-free hearing aid battery;
•Energizer Ultimate Lithium®, the world’s longest-lasting AA and AAA battery for high-tech devices; and

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

Our innovative line of portable lighting products is designed to meet a breadth of consumer needs, from outdoor activities to emergency situations. With our experience and insight, we are bringing lighting solutions to market that are designed to enhance the lives of consumers worldwide.

In addition, with our recent auto care acquisition, Energizer's portfolio of innovative products now includes automotive fragrance and appearance products marketed under the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, and Eagle One® brands.

The table below sets forth our net sales by product class for the last three fiscal years. During fiscal year 2016, we realigned our product information. We reclassified the fiscal year 2015 and 2014 net sales categories consistent with fiscal year 2016 presentation.

	For the year ended September 30,
(dollar amounts in millions)	2016	2015	2014
Net Sales
Batteries	$1,498.0	$1,516.7	$1,701.3
Other	136.2	114.9	139.1
Total net sales	$1,634.2	$1,631.6	$1,840.4
To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.
Our Industry

              We are a branded manufacturing and distribution company that markets and sells in the battery, lights and auto care categories.  These categories are highly competitive, both in the U.S. and on a global basis. We have a large global footprint, and we manufacture and source our products to develop the product portfolio needed to compete for consumers and limited retail shelf space. Competition is based upon brand perceptions, product performance, retail execution, customer service and price.

A key driver of the battery business is device technology and consumer trends. As the transition to built-in rechargeables is maturing and the Internet of Things (IoT) technology is enabling a new class of devices that, in many instances, are powered with primary batteries, we believe the number of devices utilizing primary batteries has stabilized, although we continue to expect to see decline over the long-term. While we believe these trends will lead to a reduction in the decline in category volume, competition in this category remains aggressive in the U.S. and other markets and could continue to put additional pressure on our results going forward.

In household batteries, Energizer offers batteries using carbon zinc, alkaline, lithium, nickel metal hydride, zinc air, and silver oxide constructions. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In the higher-price premium and performance market segments, characterized by the alkaline and lithium technologies, our primary competitor is Duracell International, Inc. (Duracell). Duracell, which primarily produces batteries using alkaline technology, is a significant competitor in North America, Latin America, Asia and EMEA. In the price-conscious market segment, characterized by alkaline and carbon zinc technologies, we compete with a number of local country and regional manufacturers of private-label, or “non-branded,” batteries, as well as branded battery manufacturers such as Spectrum Brands, Inc. and Panasonic Corporation, primarily in Latin America, Asia and EMEA.  Alkaline and lithium batteries are generally both more technologically advanced and generally more expensive, with a longer battery life, than carbon zinc batteries. Our sales in North America, Europe and more developed economies throughout the world are concentrated in alkaline batteries.  We believe that private-label, or “non-branded,” sales by large retailers also have an impact on the market in some parts of the world, particularly in certain European markets such as Germany and Spain.

The portable lights category volume is flat to slightly down due to LED technology and fewer global disasters.  Our competition is highly fragmented with diverse competitors by markets, including private-label.  Our portfolio includes portable lights under the Energizer and Eveready brands globally as well as the Dolphin brand in Australia and New Zealand.  Across all brands we have a portfolio that includes hand-held, hands-free and area lighting.

Within the auto care category, Energizer has a broad portfolio of brands, including Refresh Your Car!, Driven, California Scents, and Bahama & Co. within the auto fragrance sub-category, and LEXOL and Eagle One within the auto appearance sub-category.

We sell to our retailer customers through a combination of a direct sales force as well as exclusive and non-exclusive third party distributors and wholesalers, based on our international go-to-market strategy for a particular market.

Sales and Distribution
We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, military stores and e-commerce. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2016, only Wal-Mart stores, Inc. and its subsidiaries, as a group, accounted for ten percent or more (10.4%) of the Company's annual sales.

Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. Our products are sold through both “modern” and “traditional” trade. “Modern” trade, which is most prevalent in North America, Western Europe, and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. “Traditional” trade, which is more common in developing markets in Latin America, Asia and EMEA, generally refers to sales by wholesalers or small retailers who may not have a national or regional presence.

Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.

Sources and Availability of Raw Materials
The principal raw materials used by Energizer include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel cans, plastic, brass wire, separator paper, and potassium hydroxide. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of the raw materials required for our operations are available at the present time, although we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, we have not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for various ingredients to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery and portable lighting categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer and Eveready trademarks globally, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. As of September 30, 2016, the Energizer trademark was registered in 171 countries, and the Eveready trademark was registered in 152 countries, including in each case, in the United States. Additionally, the Energizer Bunny design trademark was registered in 44 countries, including in the United States, and the Mr. Energizer design trademark was registered in 63 countries and the European Union. The number of Energizer, Eveready, Energizer bunny design, and Mr. Energizer design trademarks, including related designs, slogans and sub-brands, is currently over 3,000 worldwide. From our recent auto care acquisition, as of September 30, 2016, we also have the Refresh Your Car! trademark registered in 20 countries, the California Scents trademark registered in 21 countries, the Driven trademark registered in 25 countries, the Bahama & Co. trademark registered in 22 countries, the LEXOL trademark registered in 9 countries, and the Eagle One trademark registered in 104 countries. Each of the referenced trademarks is registered in the United States. The number of trademarks for each of these brand’s portfolio globally, including related designs, slogans, and sub-brands, is currently over 380 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, lighting and automotive fragrance and appearance products, which we believe are significant to our business. As of September 30, 2016, we owned approximately 627 United States utility and design patents, which have a range of expiration dates from November 2016 to December 2035, and approximately 47 United States pending patent applications. We expect to routinely prepare additional patent applications for filing in the United States and abroad. As of September 30, 2016, we owned (directly or beneficially) approximately 920 foreign patents and approximately 85 patent applications pending in foreign countries.

Seasonality
Sales and operating profit for our business tend to be seasonal, with increased purchases by consumers and increases in retailer inventories occurring for batteries during our fiscal first quarter and for automotive fragrance and appearance products during our fiscal second and third quarters. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year.

Employees
As of September 30, 2016, we have approximately 4,800 employees, including approximately 1,500 employees based in the U.S. Approximately 30 employees are unionized, primarily at our Marietta, Ohio facility. Overall, we consider our employee relations to be good.

Governmental Regulations and Environmental Matters
Our operations are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment.

Contamination has been identified at certain current and former facilities as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the U.S. Environmental Protection Agency, state agencies and/or private parties seeking contribution that we have been identified as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act, and that we will be required to share in the cost of cleanup. The amount of our ultimate liability in connection with such facilities and sites will depend on many factors, including the type and extent of contamination, the remediation methods and technology to be used, the extent to which other parties may share liability and, in the case of waste disposal sites, the volume and toxicity of material contributed to the site. In fiscal year 2016, we spent approximately $2 million on environmental remedial matters. However, our remediation costs could fluctuate, including from the discovery of additional contamination or the imposition of further cleanup obligations.

Total environmental capital expenditures and operating expenses continue to increase, although due to optimization efforts, the expenditures are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position at this time. Current environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements, including any requirements related to global climate change, or other factors. Any imposition of new or more stringent environmental requirements and increased enforcement may increase the risk and expense of doing business in such countries.

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

Competition is based upon brand perceptions, innovation, product performance, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
our competitors may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors have obtained, and may in the future be able to obtain, exclusivity or sole source at particular retailers or favorable in-store placement; and

•
we may lose market share to certain retailers, including club stores, grocery, dollar stores, mass merchandisers and internet-based retailers, which may offer “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories.

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

Generally, sales to our top customers are made pursuant to purchase orders and we do not have guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements on us.

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

Our business is currently conducted on a worldwide basis, with approximately half of our sales in fiscal year 2016 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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

•
political or economic instability, government nationalization of business or industries, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt, Russia, the

Middle East and certain markets in Latin America;

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

The U.S. dollar has strengthened significantly against most currencies, and our segment profit could be impacted by adverse currency movements.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some that are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business, which may adversely impact our operating results. In addition, we continuously assess and implement upgrades to improve our information technology systems globally. As such, during these implementation periods, we face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes.

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

The battery, portable lighting, automotive fragrance and appearance products industries have been notable for developments in product life, product design and applied technology, and our success depends on future innovations by us. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the production process. Our competitors may introduce new or enhanced products that outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

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

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. Legislation is continually being introduced in the United States and other countries, and new or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the battery industry, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations in the areas above, as well laws or regulations related to competition/antitrust, anti-corruption, trade compliance, data privacy and other areas, could subject us to material civil remedies, including fines, damages, injunctions, product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

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

In addition, sales of certain of our products tend to be seasonal. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. Orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.

As of September 30, 2016, our total aggregate outstanding indebtedness was approximately $1.05 billion, with $290.8 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling $6.7 million.

This significant amount of debt could have important consequences to us and our shareholders, including:

•
requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;

•	restrictive covenants in our debt arrangements which limit our operations and borrowing, and place restrictions on our ability to pay dividends or repurchase common stock;

•	the risk of a future credit ratings downgrade of our debt or rising interest rates on our variable rate debt increasing future debt costs and limiting the future availability of debt financing;

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

To operate more efficiently and control costs, we have entered into, and may seek to enter into additional restructuring and cost reduction plans. We may be unable to identify cost savings opportunities to be achieved by such plans in the future. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred.

Execution of any restructuring program also presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	loss of sales as we reduce or eliminate staffing for non-core product lines;

•	diversion of management attention from ongoing business activities; and

•	failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce.

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

Our future financial performance and success are dependent on our ability to execute our business strategies successfully.

Our products are currently marketed and sold through a dedicated commercial organization and exclusive and non-exclusive third-party distributors and wholesalers. As part of the separation, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers. We also decreased or eliminated our business operations in certain countries with large numbers of local and regional low-cost competitors in order to increase our profitability. In addition, we shifted from a decentralized management structure to a model in which many functions are managed centrally. We expect that these changes in our business strategy will enable us to reach new retail customers and consumers, and focus our business operations on more profitable markets. However, the use of distributors in markets where we have historically maintained a direct presence could adversely impact the reputation of our brands and negatively impact our results of operations. Despite our efforts, we cannot guarantee that we will be able to efficiently implement our strategies in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategies, or meet competitive challenges. If we are unable to execute our business strategies successfully, our revenues and marketability may be adversely affected.

If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives, such as our recent auto care acquisition. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and may have adverse effects on our existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.

Our business involves the potential for claims of product liability and other tort claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product withdrawals or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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

Risks Related to the Spin-off

We have limited recent history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

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

•
As a part of our former parent, we took advantage of our former parent's overall size and scope to procure more advantageous distribution arrangements, including shipping costs. As a standalone company, we may be unable to obtain similar arrangements to the same extent as our former parent did, or on terms as favorable as those our former parent obtained.

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

Under the tax matters agreement with our former parent, Energizer may be required to indemnify our former parent against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of Energizer, whether by merger or otherwise (and regardless of whether Energizer participated in or otherwise facilitated the acquisition), or (ii) other actions or failures to act by Energizer or any of Energizer’s representations or undertakings in connection with the separation and the distribution being incorrect or violated. Any such indemnity obligations could be material. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in non-U.S. jurisdictions, which may be material.

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

The terms we received in our agreements with our former parent may be less beneficial than the terms we may have otherwise received from unaffiliated third parties.

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

Risks Related to Our Common Stock

We cannot guarantee the timing, amount or payment of dividends or share repurchases on our common stock.

Although we expect to pay regular cash dividends and conduct periodic share repurchase programs, the timing, declaration, amount and payment of future dividends to shareholders or repurchases of the Company’s common stock will fall within the discretion of our Board of Directors.

The Board’s decisions regarding the payment of dividends or repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. Our ability to pay dividends and repurchase shares will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend or repurchase shares in the future or continue to pay any dividend or conduct share repurchase programs.

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

North America
Asheboro, NC (an owned manufacturing plant and packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research and manufacturing facility)
Glenshaw, PA (a leased manufacturing facility)

Asia
Bogang, People’s Republic of China (a leased manufacturing facility) `
Cimanggis, Indonesia (an owned manufacturing facility on leased land)
Jurong, Singapore (an owned manufacturing facility on leased land)
Shenzhen, People’s Republic of China (a leased manufacturing facility)

Europe, Middle East, and Africa
Alexandria, Egypt (an owned manufacturing facility)

In addition to the properties identified above, Energizer and its subsidiaries own or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

Through our global supply chain and global manufacturing footprint, we strive to meet diverse consumer demands within each of the markets we serve. Our portfolio of household and specialty batteries, and portable lighting, automotive fragrance and appearance products is distributed through a global sales force and global distributor model.

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Executive Officers Of The Registrant.
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of September 30, 2016. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins- President and Chief Executive Officer. Mr. Hoskins was President and Chief Executive Officer of Energizer Household Products, a position he held with our former parent company (formerly known as Energizer Holdings, Inc.) from April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent company, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration and Marketing from Western New England University and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 55.

Brian K. Hamm- Executive Vice President and Chief Financial Officer. Mr. Hamm was Vice President, Controller and Chief Accounting Officer of our former parent company. Mr. Hamm had been with our former parent company since 2008, previously serving as Vice President, Global Business Transformation and Vice President, Global Finance, Energizer Household Products. Mr. Hamm led the 2013 enterprise-wide restructuring project and was a driving force behind our former parent company's Working Capital initiative, pre-Spin. Prior to joining the company, he spent 10 years with PepsiAmericas, Inc., a publicly traded beverage company, most recently as Vice President, Domestic Planning. Mr. Hamm holds a B.S. in Accountancy from the University of Illinois. Age: 43.

Gregory T. Kinder- Executive Vice President and Chief Supply Chain Officer. Mr. Kinder has strong experience in maximizing efficiencies across end-to-end Supply Chain and the ability to leverage the scale of our company globally. He joined our former parent company in May 2013, bringing with him over 30 years of Procurement, Supply Chain, and Operations experience. He has previously worked with leading manufacturing companies and suppliers across diverse industries and geographies, including experience working and living abroad for five years in Europe and six years in Asia (Singapore and Shanghai, China). Prior to joining the company, Mr. Kinder served as Vice President and Chief Procurement Officer at Doosan Infracore International, Inc. from 2009 to 2013. He has also served as Vice President, Global Sourcing for Modine Manufacturing Company. Mr. Kinder also held a variety of purchasing and supply chain/operations related positions over 21 years with Johnson Controls, Inc., including Vice President of Purchasing, APAC. Mr. Kinder holds a B.A. in Procurement and Materials Management and Production Operations from Bowling Green State University. Age: 55.

Mark S. LaVigne- Executive Vice President and Chief Operating Officer since 2015. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 45

Emily K. Boss- Vice President, General Counsel. Ms. Boss brings over 25 years of experience and expertise to her role as Vice President, General Counsel. She joined our former parent company in September 2013 as Vice President and Associate General Counsel, Commercial and IP. Prior to joining the company, Ms. Boss spent 14 years at Georgia-Pacific where she was Assistant General Counsel - Consumer Products & Intellectual Property from 2007 to 2013. Before that, she spent nine years at Diageo PLC, a beverage segment consumer packaged goods company where she last served as Vice President and Assistant General Counsel. Ms. Boss holds a J.D. from George Mason University School of Law and a B.S. in Political Science from James Madison University. Age: 54.

Sue K. Drath - Chief Human Resource Officer. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Sue was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 46.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2016, there were approximately 9,240 shareholders of record of the Company's Common Stock.
The following table sets forth the range of market prices for the period from June 12, 2015 to June 30, 2015, when the Company was trading on a "when issued" basis, and post separation from July 1, 2015 through September 30, 2016.

(Dollars Per Share)	FY 2016			FY 2015
	Low Price		High Price	Low Price		High Price
First Quarter	$32.56	-	$44.52
Second Quarter	$28.85	-	$41.88
Third Quarter	$40.09	-	$51.63	$32.08	-	$37.00
Fourth Quarter	$44.58	-	$53.41	$33.31	-	$42.92

The Company issued a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share and a $0.25 dividend in the fourth fiscal quarter of 2015. The Company expects to continue to pay regular quarterly dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared at the sole discretion of the Company's Board of Directors. See Item 1A - Risk Factors - Risks Related to Our Common Stock - We cannot guarantee the timing, amount or payment of dividends or share repurchases on our common stock.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2016 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	40,868	$50.42	—	6,900,000
August 1, 2016 - August 31, 2016	15,000	$49.43	15,000	6,885,000
September 1, 2016 - September 30, 2016	218,989	$46.01	217,971	6,667,029
(1) 41,886 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises. From October 1, 2016 through November 10, 2016, an additional 93,476 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. 232,971 shares were repurchased on the open market during the quarter under this share repurchase authorization. Subsequent to the end of fiscal 2016 and through the date of this report, the Company has repurchased 17,029 shares of its common stock at an average price of $49.32 per share.
The graph below matches Energizer's cumulative 15-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/12/2015 to 9/30/2016.
These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	6/12/15	9/30/15	9/30/16
Energizer Holdings, Inc.	100.0	111.3	147.2
S&P Midcap 400	100.0	90.3	104.1
S&P Household Products	100.0	94.9	118.7

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2016, 2015, 2014, 2013 and 2012 and selected balance sheet data as of September 30, 2016, 2015, 2014 and 2013, as set forth below, from our audited Consolidated Financial Statements. We derived the selected balance sheet data as of September 30, 2012 from Energizer’s unaudited underlying financial records, which were derived from the financial records of Edgewell. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For the Years Ended September 30,
	2016	2015	2014	2013	2012
Statements of Earnings Data
Net sales	$1,634.2	$1,631.6	$1,840.4	$2,012.2	$2,087.7
Depreciation and amortization	34.3	41.8	42.2	55.9	56.8
Earnings/(loss) before income taxes	165.7	(0.7)	215.2	162.0	257.6
Income taxes	38.0	3.3	57.9	47.1	70.6
Net earnings/(loss)	$127.7	$(4.0)	$157.3	$114.9	$187.0
Earnings/(loss) per share: (a)
Basic	$2.06	$(0.06)	$2.53	$1.85	3.01
Diluted	$2.04	$(0.06)	$2.53	$1.85	3.01
Average shares outstanding: (a)
Basic	61.9	62.2	62.2	62.2	62.2
Diluted	62.5	62.2	62.2	62.2	62.2
Dividend per common share (b)	$1.00	$0.25	$—	$—	$—

	At September 30,
	2016	2015	2014	2013	2012
Balance Sheet Data
Working capital (c) (d)	$356.4	$610.5	$323.5	$310.0	$501.8
Property, plant and equipment, net	201.7	205.6	212.5	240.6	318.0
Total assets (d)	1,731.5	1,618.6	1,194.6	1,238.3	1,398.6
Long-term debt (e)	981.7	984.3	—	—	—

(a)
On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer common stock to Edgewell shareholders in connection with its Spin-off of Energizer. See note 1, Description of Business and Basis of Presentation, to the Consolidated Financial Statements for more information. Basic and diluted earnings per common share, and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

(b)	The Company issued a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share and a $0.25 dividend in the fourth fiscal quarter of 2015.

(c)	Working capital is current assets less current liabilities.

(d)
Includes the retroactive impacts of adopting Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). Refer to Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements for more information.

(e)	Includes the impact of ASU 2015-03 and ASU 2015-15. Refer to Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements for more information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

•
the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges, including the impact of the United Kingdom's referendum vote and announced intention to exit the European Union at some future date;

•	the impact of raw materials and other commodity costs;

•	costs and reputational damage associated with cyber-attacks or information security breaches;

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to integrate the auto care acquisition successfully and to achieve the anticipated cost savings, synergies, and other anticipated benefits;

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

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure in the following supplemental schedules:

Segment Profit. This amount represents the operations of our four geographic segments including allocations for shared IT and finance functions. General corporate and other expenses, Global marketing expenses, Research and development (R&D) expenses, Amortization of intangible assets, interest expense and charges related to the Venezuela deconsolidation, spin-off, restructuring, the acquisition fair value inventory step up (inventory step up), acquisition and integration have all been excluded from segment profit.

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Diluted EPS. These measures exclude the impact of the costs related to the Venezuela deconsolidation, spin-off, restructurings, acquisition and integration, cost of early debt retirement, inventory step up and adjustments to prior year tax accruals.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of our go-to-market initiatives, the change in our Venezuela results from the deconsolidation of those operations, the impact of acquisitions and the impact of currency from the changes in foreign currency exchange rates as defined below:

International Go-to-market initiatives. To compete more effectively as an independent company, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers, and decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy. In order to capture the impact of these international go-to-market changes and exits, we have separately identified the impact of these changes, which represents the year over year change in those markets since the date of exit. The impact from these changes was fully realized during the third quarter 2016.

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

Impact of acquisition. On July 1, 2016, Energizer completed its auto care acquisition. This includes the impact the auto care acquisition's on-going operations contributed to each respective income statement caption. This does not include the impact of acquisition and integration costs or the one time inventory fair value step up costs associated with the auto care acquisition.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate.

Adjusted Gross Margin and adjusted Selling, General & Administrative (SG&A) as a percent of sales. Details for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to spin-off, restructuring, inventory step up, and acquisition and integration.

Acquisition

On July 1, 2016, the Company completed its acquisition of a leading designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus working capital adjustments of $4.0, net of acquired cash. The Company financed the acquisition with $300.0 of cash on hand and $44.0 of borrowings under our senior secured credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $144.0 of borrowings on our Revolving Facility to complete the transaction. Later in July, the bridge loan and $100.0 of our Revolving Facility borrowings were paid down utilizing cash on hand. The Company incurred an additional $1.2 of interest expense in July related to this outstanding bridge loan. The Company did not incur incremental U.S. taxes from utilizing foreign cash for this transaction.

With the auto care acquisition, Energizer's brands now include Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL and Eagle One. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies.

During the year ended September 30, 2016, the Company incurred $10.0 of acquisition and integration costs, $1.2 of interest expense associated with the bridge loan and $8.1 of additional costs of products sold related to the inventory fair market value step up on the acquisition date. Total acquisition and integration related costs associated with the auto care acquisition are expected to be in the range of $25 to $30. We expect to incur the remaining costs during fiscal year 2017.

The Separation

On July 1, 2015, Energizer completed its legal separation from Edgewell via a tax free spin-off. To effect the separation, Edgewell, undertook a series of transactions to separate net assets and legal entities. As a result of these transactions, Energizer now holds the Household Products' product group and Edgewell holds the Personal Care product group. As a result of the Spin-off, Energizer now operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

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

Energizer's first three fiscal quarters of 2015 as well as all of 2014 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and R&D spending are directly attributable to our business. However, certain SG&A, Interest expense, including the cost of early debt retirement, and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company.

Overview
General

Energizer, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance and appearance products. Energizer manufactures, markets and/or licenses one of the most extensive product portfolios of household batteries, specialty batteries and portable lights. Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer and Eveready, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

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

On July 1, 2016, Energizer expanded its portfolio of brands with the acquisition of a leading designer and marketer of automotive fragrance and appearance products. Energizer's portfolio of innovative products now includes automotive fragrance and appearance products marketed under the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, and Eagle One brands.

Through our global supply chain, global manufacturing footprint and seasoned commercial organization, we seek to meet diverse customer demands within each of the markets we serve. Energizer distributes its portfolio of batteries and lighting products through a global sales force and global distributor model. We sell our products in multiple retail and business-to-business channels, including: mass merchandisers, club, electronics, food, home improvement, dollar store, auto, drug, hardware, convenience, sporting goods, hobby/craft, e-commerce, office, industrial, medical and catalog.

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

North America. The North America segment, including the United States and Canada, accounts for approximately 54% of global sales and 64% of segment profit in fiscal year 2016. Sales in the U.S. represent a significant majority of sales in the North America segment.

Latin America. The Latin America segment, including Mexico, the Caribbean, Central America and South America, accounts for approximately 7% of global sales and 5% of segment profit in fiscal year 2016. Sales are distributed across the modern and traditional classes of trade. While carbon zinc battery sales continue to represent a sizable portion of the overall market volume, consumption of higher priced alkaline batteries continues to grow. The Energizer and Eveready dual brand strength allows us to compete effectively by focusing on alkaline and carbon zinc product solutions under a premium brand and a price brand.

In the second fiscal quarter of 2015, Edgewell recorded a one-time charge of $144.5 as a result of deconsolidating their Venezuelan subsidiaries, which had no accompanying tax benefit. Energizer was allocated $65.2 of this one-time charge. The Venezuela deconsolidation charge was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. Venezuela net sales and segment profit recognized prior to the deconsolidation, through the second quarter of fiscal 2015, are $8.5 and $2.5, respectively. Included within Energizer's fiscal year 2014 results for Venezuela are net sales of $25.8 and segment profit of $13.1. See “Financial Results” for further discussion.

EMEA. The EMEA segment accounts for approximately 22% of global sales and 13% of segment profit in fiscal year 2016. Premium and performance alkaline, as well as rechargeable battery penetration is high across many European markets, while carbon zinc represents the majority of the category volume in our Middle East and Africa markets. The Energizer and Eveready brands allow us to compete effectively across this diverse set of markets offering consumers and retailers a portfolio of products under a premium brand and a price brand. The demand for private label batteries remains high in certain European markets, primarily Germany, France and Spain.

Asia Pacific. The Asia Pacific segment accounts for approximately 17% of global sales and 18% of segment profit in fiscal year 2016. The Energizer and Eveready dual brand strength provides critical mass and category leadership in certain Asia Pacific markets as we are able to offer retailers and consumers a full portfolio of products both under a premium brand and a price brand. The competitive environment in certain markets has been elevated throughout the current fiscal year due to increased private label activity driven by certain discount retailers.

Financial Results

Net earnings for the fiscal year ended September 30, 2016 was $127.7, or $2.04 per diluted share, compared to net loss of $4.0, or a loss of $0.06 per diluted share, and net earnings of $157.3, or $2.53 per diluted share, for the fiscal years ended September 30, 2015 and 2014, respectively.

Earnings/(loss) before income taxes, net earnings/(loss) and diluted earnings/(loss) per share (EPS) for the time periods presented were impacted by certain items related to the Spin-off transaction, cost of early debt retirement, restructuring and realignment costs, acquisition and integration costs, acquisition inventory step up costs, Venezuela deconsolidation and adjustments to prior year tax accruals as described in the tables below. The impact of these items on reported earnings/(loss) before income taxes, reported net earnings/(loss) and reported EPS are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For The Years Ended September 30,
	Earnings/(Loss) Before Income Taxes			Net Earnings/(Loss)			Diluted EPS
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Reported - GAAP	$165.7	$(0.7)	$215.2	$127.7	$(4.0)	$157.3	$2.04	$(0.06)	$2.53
Impacts: Expense (Income)
Spin costs (1)	10.4	98.1	21.3	7.0	68.7	16.5	0.11	1.09	0.26
Spin restructuring	5.8	39.1	—	4.2	27.0	—	0.07	0.43	—
Cost of early debt retirement (2)	—	26.7	—	—	16.7	—	—	0.27	—
Restructuring (3)	4.9	13.0	50.4	3.1	6.5	34.1	0.05	0.10	0.56
Acquisition and integration (4)	11.2	1.6	—	9.0	1.2	—	0.14	0.01	—
Inventory step up (5)	8.1	—	—	5.0	—	—	0.08	—	—
Venezuela deconsolidation charge	—	65.2	—	—	65.2	—	—	1.04	—
Adjustments to prior year tax accruals	—	—	—	(11.4)	(4.0)	—	(0.18)	(0.06)	—
Adjusted - Non-GAAP (6)	$206.1	$243.0	$286.9	$144.6	$177.3	$207.9	$2.31	$2.82	$3.35
Weighted average shares - Diluted (7)							62.5	62.2	62.2

(1) Includes pre-tax costs of $10.0, $97.6 and $21.3 recorded in SG&A for the years ended September 30, 2016, 2015 and 2014, respectively, and $0.4 and $0.5 recorded in cost of products sold for the years ended September 30, 2016 and 2015 on the Consolidated Statements of Earnings and Comprehensive Income.

(2) Included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Income.

(3) Includes pre-tax costs of $2.4, $3.1, and $1.0 for the years ended September 30, 2016, 2015, and 2014, respectively, recorded within Cost of products sold and $0.3 and $5.9 for the years ended September 30, 2015 and 2014, respectively, recorded in SG&A on the Combined Statements of Earnings and Comprehensive Income.

(4) Includes pre-tax costs of $10.0 recorded in SG&A and $1.2 recorded in interest expense for the year ended September 30, 2016 and $0.3 recorded in Cost of products sold and $1.3 recorded in SG&A for the year ended September 30, 2015.

(5) Included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income.

(6) The effective tax rate for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 29.8%, 27.0%, and 27.5% for the years ended September 30, 2016, 2015, 2014, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(7) Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for fiscal years 2014 for the number of Energizer shares outstanding immediately following the July 1, 2015 Spin-off. For twelve months ended September 30, 2015, adjusted earnings per share is calculated utilizing the diluted weighted average shares as the Company has Adjusted - Non GAAP net earnings rather than a loss.

Operating Results

Net Sales

	For the Years Ended September 30,
	2016	% Chg	2015	% Chg	2014
Net sales - prior year	$1,631.6		$1,840.4		$2,012.2
Organic	60.4	3.7%	(65.4)	(3.6)%	(136.9)
International Go-to-Market	(14.7)	(0.9)%	(16.4)	(0.9)%	—
Change in Venezuela results	(8.5)	(0.5)%	(17.3)	(0.9)%	—
Impact of acquisition	32.3	2.0%	—	—%	—
Impact of currency	(66.9)	(4.1)%	(109.7)	(5.9)%	(34.9)
Net sales - current year	$1,634.2	0.2%	$1,631.6	(11.3)%	$1,840.4

Net sales for the year ended September 30, 2016 increased 0.2%. The increase was driven by the impact of the auto care acquisition on July 1, 2016 which added $32.3, or 2.0%, as well as the increase in organic sales of $60.4, or 3.7%. These increases were partially offset by the unfavorable impact of currency of $66.9, or 4.1%, $8.5, or 0.5%, due to the change in Venezuela results as a result of the deconsolidation and $14.7, or 0.9%, related to the impacts of the international go-to-market changes (including exits and shift to distributors). Organic net sales increased 3.7% primarily due to:

•	Net distribution and space gain which accounted for 2.3% of the total organic increase;

•	Pricing actions and the timing of holiday shipments;

•	Partially offset by heightened competitive activity in certain Asia developed markets.

Net sales for the year ended September 30, 2015 decreased 11.3%, inclusive of a $109.7, or 5.9%, due to the unfavorable impact of currency movements, $17.3, or 0.9%, due to change in Venezuela results as a result of the deconsolidation and $16.4, or 0.9%, related to the impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of these unfavorable items, organic sales decreased $65.4, or 3.6%, primarily due to:

•	The timing of holiday shipments and temporary prior year shelf gains that were not repeated in the current fiscal year which account for 4.7% of the total organic net sales decline;

•	Partially offset by space and distribution gains, primarily in Western Europe, which accounted for 1.1%.

For further discussion regarding net sales in each of our geographic segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

Gross profit dollars were $712.4 in fiscal 2016 versus $756.2 in fiscal 2015. The decrease in gross profit dollars was due primarily to unfavorable foreign currency movements of approximately $60.

Gross margin as a percent of net sales for fiscal 2016 was 43.6% compared to 46.3% in the prior year. Excluding the impact from the one-time accounting adjustment ($8.1) related to the fair market value step up of the auto care acquisition inventory and spin and integration charges ($2.8 in fiscal 2016 and $3.9 in fiscal 2015), gross margin percentage was 44.3% or 230 basis points below prior year. This change was driven by a 180 basis point impact due to an unfavorable movement in currencies, increased costs related to planned as well as accelerated discrete productivity initiatives and increased costs in support of product innovation.

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

Selling, General and Administrative

SG&A expenses were $352.6 in fiscal 2016, or 21.6% of net sales as compared to $426.3, or 26.1% of net sales for fiscal 2015 and $391.3, or 21.3% of net sales for fiscal 2014. Included in SG&A in fiscal 2016 was separation charges of $10.0 related to the execution of the Spin-off transaction as well as $10.0 of acquisition and integration costs related to the auto care acquisition. Included in SG&A in fiscal 2015 was approximately $107 of special charges. Separation charges of $97.6 were included in this amount and primarily related to the execution of the spin-off transaction. Also included were approximately $9 related to integration, restructuring initiatives and transitional expenses related to the separation. Similarly, fiscal year 2014 included $5.9 of charges directly associated with our restructuring initiatives that were recorded within SG&A. In addition, fiscal 2014 also included $21.3 of pretax separation related charges. Excluding the impacts of these items, SG&A as a percent of net sales was 20.4% in fiscal 2016 as compared to 20.0% in fiscal 2015 and 19.8% in fiscal 2014.

Advertising and Sales Promotion

A&P was $102.4, down $29.9 as compared to fiscal 2015. A&P as a percent of net sales was 6.3% for fiscal 2016 and was 8.1% and 6.6% in fiscal years 2015 and 2014, respectively. The lower level of A&P spending as a percent of net sales in fiscal years 2016 versus 2015 was due to higher prior year spending related to the EcoAdvanced product launch. The higher level of A&P spending as a percentage of net sales in fiscal years 2015 versus 2014 was due to increased support behind our brands and the launch of EcoAdvanced, which occurred in the second fiscal quarter of 2015. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

R&D expense was $26.6 in fiscal 2016, $24.9 in fiscal 2015 and $25.3 in fiscal 2014. As a percent of net sales, R&D expense was 1.6% in fiscal 2016, 1.5% in fiscal 2015 and 1.4% in fiscal 2014. The increase in fiscal year 2016 was due to the auto care acquisition and planned spending in support of product innovation. The decrease in 2015 was due primarily to cost reductions as a result of our 2013 restructuring project.

Interest expense

Interest expense for fiscal 2016 was $54.3, a decrease of $23.6 as compared to fiscal 2015. The current period expense is related to the outstanding term loan and senior note at September 30, 2016, $1.2 of expense from the bridge loan associated with the auto care acquisition, increased debt outstanding on the credit facility during the fourth quarter of 2016 as well as the impact of the interest rate swap during the year. Included within fiscal 2015 interest expense were debt breakage fees of $26.7, which were allocated to Energizer in the third fiscal quarter as a result of the April notice of prepayment to the holders of Edgewell's outstanding notes. Excluding the debt breakage fees, interest was $51.2, down $1.5 in comparison to fiscal 2014. This was due primarily to lower interest costs resulting from lower average interest rates on debt outstanding. Interest expense for the first three quarters of fiscal 2015 and all of fiscal 2014 was based on an allocation from Edgewell.

Other Financing Income, Net

Other financing, net was income of $0.3 in fiscal 2016 reflecting the net impact of hedging contract gains and interest income which were almost fully offset by revaluation losses on nonfunctional currency balance sheet exposures and an impairment charge on an available for sale security of $2.0. Other financing, net was income of $18.4 in fiscal 2015 reflecting the net impact of hedging contract gains, interest income and net revaluation gains on nonfunctional currency balance sheet exposures. In fiscal 2014, Other financing, net was expense of $0.7 reflecting the net impact of hedging contract gains and interest income offset by revaluation losses on nonfunctional currency balance sheet exposures.

Income Taxes

For fiscal 2016, the effective tax rate was 22.9%, which was favorably impacted by certain return to provision adjustments related to prior year provision estimates and certain spin related adjustments of $11.4. In addition, the rate was favorably impacted by costs related to integration, separation and restructuring charges as a majority of these charges were primarily incurred in the U.S., which resulted in a higher tax benefit as compared to our overall global effective tax rate. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal year 2016 was 29.8%.

For fiscal 2015, the effective tax rate was 455.1%. This rate was largely impacted by the Venezuela deconsolidation charge of $65.2, which had no accompanying tax benefit. Partially offsetting this expense were pre-tax losses in high tax rate jurisdictions driven by spin costs of $137.2, interest payments as a result of the early debt retirement of $26.7 and restructuring charges of $13.0. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal year 2015 was 27.0%.

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
During the twelve months ended September 30, 2016, the Company incurred $16.2 in spin costs including $10.0 recorded in SG&A, $0.4 recorded in cost of products sold and $5.8 recorded in spin restructuring. Included in spin restructuring were contract termination costs related to the exit of a corporate office building as we right-sized our headquarters' footprint. The contract termination costs were $3.7 based on the estimated fair value of the future cash flows associated with this operating lease.

For the twelve months ended September 30, 2015, the Company recorded spin costs of $163.9, of which $97.6 was recorded in SG&A, $0.5 was recorded in cost of products sold, $39.1 was recorded in spin restructuring and $26.7 of cost of early debt retirement was recorded in interest expense. For the twelve months ended September 30, 2014, the Company recorded spin costs of $21.3 all of which was recorded in SG&A.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $201.4, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects remaining spin costs, if any, to be immaterial.

2013 Restructuring

For the twelve months ended September 30, 2016, Energizer recorded $2.5 in pre-tax restructuring charges related to the 2013 restructuring project as compared to $9.6 and $43.5 in fiscal 2015 and 2014, respectively. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $3.1 and $1.0 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3 and $5.9 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015 and 2014, respectively. These inventory obsolescence and information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

The 2013 Restructuring Project is complete and the full amount of savings are now included within our run-rate cost structure. Energizer estimates that total project savings exceeded $218. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

Segment Results

Operations for Energizer are managed via four geographic segments – North America (U.S. and Canada), Latin America, Europe, Middle East and Africa (EMEA) and Asia Pacific. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, business realignment activities, R&D, amortization of intangible assets and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 20, Segments, to the Consolidated Financial Statements for the year ended September 30, 2016.

Segment Net Sales	For the Years Ended September 30,
	2016	% Chg	2015	% Chg	2014
North America
Net sales - prior year	$831.3		$909.2		$1,041.9
Organic	37.7	4.5%	(69.8)	(7.7)%	(127.2)
Impact of acquisition	27.6	3.3%	—	—%	—
Impact of currency	(5.2)	(0.6)%	(8.1)	(0.9)%	(5.5)
Net sales - current year	$891.4	7.2%	$831.3	(8.6)%	$909.2
Latin America
Net sales - prior year	$125.1		$162.1		$182.0
Organic	15.6	12.5%	0.4	0.3%	(1.6)
International Go-to-Market	(2.0)	(1.6)%	(4.3)	(2.7)%	—
Change in Venezuela results	(8.5)	(6.8)%	(17.3)	(10.7)%	—
Impact of acquisition	1.7	1.4%	—	—%	—
Impact of currency	(21.3)	(17.1)%	(15.8)	(9.7)%	(18.3)
Net sales - current year	$110.6	(11.6)%	$125.1	(22.8)%	$162.1
EMEA
Net sales - prior year	$370.4		$419.1		$423.3
Organic	12.0	3.2%	9.7	2.3%	(5.6)
International Go-to-Market	(3.5)	(0.9)%	1.3	0.3%	—
Impact of acquisition	2.1	0.6%	—	—%	—
Impact of currency	(27.2)	(7.4)%	(59.7)	(14.2)%	1.4
Net sales - current year	$353.8	(4.5)%	$370.4	(11.6)%	$419.1
Asia Pacific
Net sales - prior year	$304.8		$350.0		$365.0
Organic	(4.9)	(1.6)%	(5.7)	(1.6)%	(2.5)
International Go-to-Market	(9.2)	(3.0)%	(13.4)	(3.8)%	—
Impact of acquisition	0.9	0.3%	—	—%	—
Impact of currency	(13.2)	(4.4)%	(26.1)	(7.5)%	(12.5)
Net sales - current year	$278.4	(8.7)%	$304.8	(12.9)%	$350.0
Total Net Sales
Net sales - prior year	$1,631.6		$1,840.4		$2,012.2
Organic	60.4	3.7%	(65.4)	(3.6)%	(136.9)
International Go-to-Market	(14.7)	(0.9)%	(16.4)	(0.9)%	—
Change in Venezuela results	(8.5)	(0.5)%	(17.3)	(0.9)%	—
Impact of acquisition	32.3	2.0%	—	—%	—
Impact of currency	(66.9)	(4.1)%	(109.7)	(5.9)%	(34.9)
Net sales - current year	$1,634.2	0.2%	$1,631.6	(11.3)%	$1,840.4

Total net sales for the twelve months ended September 30, 2016 increased 0.2%, including organic sales increase of $60.4, or 3.7%, and sales related to the auto care acquisition of $32.3, or 2.0%. These increases were substantially offset by a $66.9 decrease due to unfavorable movement in foreign currency rates, a $8.5 change in Venezuela results (as a result of deconsolidation) and $14.7 related to the impacts of the international go-to-market changes (including exits and shift to distributors). Segment sales results for the twelve months ended September 30, 2016 are as follows:

•
North America net sales improved 7.2% versus the prior fiscal year, inclusive of a 0.6% decline due to unfavorable currency movements. The auto care acquisition improved net sales by 3.3%. Excluding the impact of currency movement and the acquisition, organic net sales increased 4.5%. This increase was due to net distribution and space gains and the timing of holiday shipments.

•
Latin America net sales declined 11.6% versus the prior fiscal year, inclusive of a 17.1% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 6.8% year-over-year decline, the auto care acquisition improved net sales by 1.4%, and the go-to-market impacts had a negative impact of 1.6%. Excluding the impacts of currency movements, Venezuela, the acquisition and the go-to-market changes, organic net sales increased 12.5% driven by positive volume contributions, including the launch of EcoAdvanced in certain markets, distribution gains and pricing actions taken across multiple markets.

•
EMEA net sales declined 4.5% versus the prior fiscal year, inclusive of a 7.4% decline due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors negatively impacted net sales by 0.9%. The auto care acquisition improved net sales by 0.6%. Excluding the impacts of currency movements, go-to-market changes, and the acquisition, organic net sales improved 3.2% driven by positive volume contribution from distribution gains in certain Western and Eastern European markets, pricing actions in certain markets and the continued launch of EcoAdvanced in additional markets.

•
Asia Pacific net sales declined 8.7% versus the prior fiscal year, inclusive of a 4.4% decline due to unfavorable currency movements, a 3.0% decline associated with the go-to-market changes, and a 0.3% increase due to the auto care acquisition. Excluding the impacts of currency movements, go-to-market changes and the acquisition, organic net sales decreased 1.6% driven by continued competitive pressures in certain Asia developed markets slightly offset by distribution gains and positive volume contributions in select markets.

Net sales for the twelve months ended September 30, 2015 decreased 11.3%, including a decrease of $109.7 due to unfavorable movement in foreign currency rates, a $17.3 change in Venezuela results (as a result of Edgewell's previously announced deconsolidation and $16.4 related to the initial impacts of the international go-to-market changes (including exits and shift to distributors). Excluding the impact of currency movements, organic sales decreased $65.4, or 3.6%. Segment sales results for the twelve months ended September 30, 2015 are as follows:

•
North America net sales declined 8.6% versus the prior fiscal year, inclusive of a 0.9% decline due to unfavorable impact of currency movements. Excluding the impact of currency movements, organic net sales declined 7.7% due primarily to the timing of holiday and promotional shipments and temporary fiscal 2014 shelf gains that were not repeated in fiscal 2015, partially offset by increased shipments related to the EcoAdvanced new product launch during the second fiscal quarter.

•	Latin America net sales declined 22.8% versus the prior fiscal year, inclusive of a 9.7% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 10.7% year-over-year decline while the go-to-market impacts had a negative impact of 2.7%. Excluding the impact of currency movements, Venezuela and the go-to-market changes, organic net sales increased 0.3% as pricing gains across several markets were partially offset by volume declines due to the timing of holiday shipments and continued category declines.

•
EMEA net sales declined 11.6% versus the prior fiscal year, inclusive of a 14.2% decrease due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors positively contributed to net sales by 0.3% due to pipeline fills associated with distributor changes. Excluding the impact of currency movements go-to-market changes, organic net sales improved 2.3% due to volume increases associated with new distribution, the continued roll out of EcoAdvanced and increased space gains in Western Europe.

•
Asia Pacific net sales declined 12.9% versus the prior fiscal year, inclusive of a 7.5% decline due to unfavorable currency movements and a 3.8% decline associated with the go-to-market changes. Excluding the impact of currency movements and go-to-market changes, organic net sales decreased 1.6% due to phasing of shipments and heightened competitive pressures in two of our major markets, Australia and Korea.

Segment Profit	For the Years Ended September 30,
	2016	% Chg	2015	% Chg	2014
North America
Segment Profit - prior year	$234.6		$263.9		$307.1
Organic	9.7	4.1%	(24.5)	(9.3)%	(39.2)
Impact of acquisition	6.9	2.9%	—	—%	—
Impact of currency	(3.6)	(1.5)%	(4.8)	(1.8)%	(4.0)
Segment Profit - current year	$247.6	5.5%	$234.6	(11.1)%	$263.9
Latin America
Segment Profit - prior year	$20.7		$26.4		$32.9
Organic	11.1	53.6%	12.1	45.8%	5.0
International Go-to-Market	2.5	12.1%	2.0	7.6%	—
Change in Venezuela results	(2.5)	(12.1)%	(10.6)	(40.2)%	—
Impact of acquisition	0.9	4.3%	—	—%	—
Impact of currency	(13.8)	(66.6)%	(9.2)	(34.8)%	(11.5)
Segment Profit - current year	$18.9	(8.7)%	$20.7	(21.6)%	$26.4
EMEA
Segment Profit - prior year	$58.3		$61.4		$49.9
Organic	12.4	21.3%	28.8	47.0%	11.5
International Go-to-Market	(1.0)	(1.7)%	1.8	2.9%	—
Impact of acquisition	1.2	2.1%	—	—%	—
Impact of currency	(19.3)	(33.2)%	(33.7)	(54.9)%	—
Segment Profit - current year	$51.6	(11.5)%	$58.3	(5.0)%	$61.4
Asia Pacific
Segment Profit - prior year	$77.9		$97.1		$98.2
Organic	1.4	1.8%	0.9	0.9%	7.7
International Go-to-Market	0.2	0.3%	(0.9)	(0.9)%	—
Impact of acquisition	0.5	0.6%	—	—%	—
Impact of currency	(9.9)	(12.7)%	(19.2)	(19.8)%	(8.8)
Segment Profit - current year	$70.1	(10.0)%	$77.9	(19.8)%	$97.1
Total Segment Profit
Segment Profit - prior year	$391.5		$448.8		$488.1
Organic	34.6	8.8%	17.3	3.9%	(15.0)
International Go-to-Market	1.7	0.4%	2.9	0.6%	—
Change in Venezuela results	(2.5)	(0.6)%	(10.6)	(2.4)%	—
Impact of acquisition	9.5	2.4%	—	—%	—
Impact of currency	(46.6)	(11.8)%	(66.9)	(14.9)%	(24.3)
Segment Profit - current year	$388.2	(0.8)%	$391.5	(12.8)%	$448.8
Refer to Note 20, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2016 was $388.2, a decrease of 0.8% versus the prior fiscal year, including a decrease of $46.6, or 11.8%, due to unfavorable movement in foreign currency rates and a $2.5 decrease due to the change in Venezuela results (due to the deconsolidation). These decreases were partially offset by an increase of $9.5, or 2.4%, from the auto care acquisition impact, a $1.7 increase related to the impact of the international go-to-market changes (including exits and shift to distributors), and organic segment profit increase of 8.8%. Segment operating profit results for the twelve months ended September 30, 2016 are as follows:

•	North America segment profit was $247.6, an increase of $13.0, or 5.5%, versus the prior fiscal year inclusive of the negative $3.6 impact of currency movements and $6.9 increase due to the auto care acquisition. Excluding the impact of currency movements and the acquisition, segment profit increased $9.7, or 4.1%, driven by strong top-line performance, favorable commodity costs and lower A&P spend due to the prior year launch of EcoAdvanced. These items were partially offset by increased costs related to planned as well as accelerated discrete productivity initiatives and increased costs in support of product innovation.

•
Latin America segment profit was $18.9, a decrease of $1.8, or 8.7%, versus the prior fiscal year inclusive of the negative $13.8 impact of currency movements. The change in Venezuela (as a result of the deconsolidation) accounted for $2.5, or 12.1%, decrease in segment profit. The go-to-market changes positively contributed $2.5, or 12.1%, to segment profit as the loss of sales was more than offset by a reduction in overhead costs and a $0.9 increase in segment profit is attributable to the auto care acquisition. Excluding these items, organic segment profit increased $11.1, or 53.6%. This increase was driven by an improvement in organic sales driven by positive volume contributions, including the launch of EcoAdvanced in certain markets, distribution gains and pricing actions taken across multiple markets. These increases were partially offset by higher overhead spending due primarily to inflationary increases.

•
EMEA segment profit was $51.6, a decrease of $6.7, or 11.5%, versus the prior fiscal year. Excluding $19.3 of unfavorable currency impacts, negative impact from go-to-market changes of $1.0 and positive contribution from the auto care acquisition of $1.2, organic segment profit increased $12.4, or 21.3%, due to positive volume contribution from distribution gains in certain Western and Eastern European markets, the continued launch of EcoAdvanced in additional markets and a reduction in A&P and overhead spending.

•
Asia Pacific segment profit was $70.1, a decrease of $7.8, or 10.0%, versus the prior fiscal year inclusive of the negative impact of currency movements of $9.9, an increase from go-to-market changes of $0.2 and growth due to the auto care acquisition of $0.5. Excluding the impact of these items, segment profit increased $1.4, or 1.8%, driven by distribution gains and positive volume contributions in select markets as well as lower A&P and overhead spending.

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

•
Latin America segment profit was $20.7, a decrease of $5.7, or 21.6%, versus the prior fiscal year inclusive of the negative impact of currency movements. The change in Venezuela (as a result of the deconsolidation) accounted for $10.6, or 40.2%, decrease in segment profit. The go-to-market changes positively contributed $2.0, or 7.6%, to segment profit as the loss of sales was more than offset by the reduction in overhead costs. Excluding these items, segment profit increased $12.1, or 45.8%, due to a reduction in spending and favorable product costs as a result of the savings realized from the 2013 restructuring project.

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

•
Asia Pacific segment profit was $77.9, a decrease of $19.2, or 19.8%, versus the prior fiscal year inclusive of the negative impact of currency movements of $19.2 and a decrease from the go-to-market changes of $0.9. Excluding the impact of these items, segment profit increased $0.9 , or 0.9%, as topline shortfalls were more than offset by lower A&P spending and savings from the 2013 restructuring project.

GENERAL CORPORATE	For the Years Ended September 30,
	2016	2015	2014
General corporate and other expenses	$80.8	$66.0	$62.5
Global marketing expenses	19.1	24.8	20.7
Total	$99.9	$90.8	$83.2
% of net sales	6.1%	5.6%	4.5%

For fiscal 2016, general corporate expenses were $80.8, an increase of $14.8 as compared to fiscal 2015 due primarily to higher compensation related costs and increased investments as compared to our allocated costs from carve out methodology used in the prior year. For fiscal 2015, general corporate expenses were $66.0, an increase of $3.5 as compared to fiscal 2014 due primarily to transitional costs incurred in the fourth fiscal quarter. For fiscal 2014, general corporate expenses were $62.5.

Global marketing expenses were $19.1 in fiscal 2016, $24.8 in fiscal 2015, and $20.7 in fiscal 2014. The current year expense represents savings and efficiencies realized from managing global marketing activities using a center led approach to support our brands. The prior year periods were based on an allocation from Edgewell using a carve-out methodology. Fiscal 2015 was slightly higher due to increased support of the EcoAdvanced launch.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including, but not limited to: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the separation, Energizer may not be able to engage in certain strategic or capital-raising transactions following the separation, such as issuing equity securities beyond certain thresholds, which may limit Energizer’s access to capital markets, or making acquisitions using its equity as currency, potentially requiring Energizer to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2016, Energizer had $287.3 of cash and cash equivalents, 96.2% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

On July 1, 2016, the Company financed the auto care acquisition with a $200.0 bridge loan and $144.0 of borrowings on our Revolving Facility. On July 8, 2016, the Company entered into an amendment to the existing credit agreement to increase capacity on the Revolving Facility to $350.0. This additional capacity is available to be utilized for working capital and other general corporate purposes. There were no other changes to the terms of the Revolving Facility. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings were paid down utilizing cash on hand.

Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Company leverage. As of September 30, 2016, the Company had $52.5 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $290.8 remains available as of September 30, 2016.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2016, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $193.9 in fiscal 2016, $161.8 in fiscal 2015, and $219.9 in fiscal 2014.

Cash flow from operating activities was $193.9 in fiscal 2016 as compared to $161.8 in the prior fiscal year. The increase of $32.1 was the result of higher net earnings in fiscal 2016, higher accounts payable due to the timing of payments and the benefit of lower inventory levels driven by increased sales volume and the benefits of initiatives that reduced days in inventory. These increases were partially offset by a decrease in accruals, primarily related to the payment of spin related costs and accrued A&P expenses.

The decrease in cash flow of $58.1 from operating activities in fiscal 2015 as compared to fiscal 2014 was primarily driven by lower net earnings resulting from the negative impact of currencies and cash expenditures related to the separation, most notably spent in the third fiscal quarter. The cash expenditures related to the separation were partially offset by improvements in working capital of $64.2 versus fiscal 2014.

Investing Activities

Net cash used by investing activities was $371.2, $38.8, and $22.8 in fiscal years 2016, 2015 and 2014, respectively. The primary driver of the change in net cash used by investing activities versus the prior years was due to the cash utilized for the auto care acquisition in the fourth fiscal quarter of 2016. Capital expenditures were $28.7, $40.4, and $28.4 in fiscal years 2016, 2015 and 2014, respectively. The decrease in capital expenditures in fiscal 2016 was primarily due to IT spending associated with the separation occurring in 2015. These capital expenditures were funded by cash flow from operations. See Note 20, Segments, of the Notes to Consolidated Financial Statements for capital expenditures by segment.

Investing cash outflows of approximately $30 to $35 are anticipated in fiscal 2017 for capital expenditures relating to maintenance, product development and cost reduction investments. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $45.4 in 2016, net cash from financing was $309.2 in fiscal year 2015 and net cash used by financing activities was $185.5 in fiscal years 2014. For fiscal 2016, cash flow used by financing activities consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the Term Loan;

•	Increase on debt with maturities of 90 days or less of $58.9 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $62.7 during the fiscal 2016 (see below);

•	Debt issuance costs of $1.6 primarily representing the fees paid as part of the July 1, 2016 bridge loan associated with the auto care acquisition;

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2016 (see below); and

•	Net taxes paid of $5.2 representing the liquidation of RSEAs upon vesting.

For fiscal 2015, cash flow from financing activities consists of the following:

•
Net cash proceeds of $999.0 resulted from the June 1, 2015 debt issuance consisting of a seven-year $400.0 senior secured term loan B facility and the June 30, 2015 issuance of $600.0 of 5.50% Senior Notes due 2025;

•	Debt issuance costs of $12.1 representing the fees paid and capitalized as part of the June 1, 2015 debt issuance;

•	Payments on debt with maturities greater than 90 days representing the first quarter principal payment on the Term Loan;

•	Payments on debt with maturities of 90 days or less representing the pay down of notes payable;

•	Dividends paid of $15.5 during fourth fiscal quarter of fiscal 2015 (see below); and

•
Net transfers to Parent and affiliates represents the cash flow impact of Energizer’s net dividend to Edgewell. The net transfers for fiscal 2015 was the result of the transfer of proceeds of the term loan and senior notes to Edgewell in connection with the contribution of certain assets including cash by Edgewell to Energizer in connection with the separation.

Net cash used by financing activities in fiscal 2014 of $185.5 represents the cash flow impact of Energizer’s net activity with Edgewell during that period.

Dividends
Total dividends declared to shareholders were $63.7 of which $62.7 were paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock, payable on December 15, 2016, to all shareholders of record as of the close of business on November 30, 2016.

Share Repurchases
On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. During the twelve months ended September 30, 2016, the Company repurchased 832,971 shares for $32.6, at an average price of $39.06 per share, under this authorization. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. No share repurchases were made during fiscal year 2015. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Contractual Obligations

A summary of Energizer’s contractual obligations at September 30, 2016 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$996.0	$4.0	$8.0	$8.0	$976.0
Interest on long-term debt (1)	375.0	42.7	92.0	92.0	148.3
Notes payable	57.4	57.4	—	—	—
Operating leases	67.9	13.4	22.9	16.0	15.6
Pension plans (2)	5.8	5.8	—	—	—
Purchase obligations and other (3)	14.8	6.0	7.6	1.2	—
Total	$1,516.9	$129.3	$130.5	$117.2	$1,139.9

(1)
The above table is based upon the debt balance and LIBOR rate as of September 30, 2016. Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

(2)	Globally, total pension contributions for the Company in the next year are estimated to be $5.8. The projected payments beyond fiscal year 2017 are not currently estimable.

(3)	Included in the table above are $8.3 of fixed costs related to third party logistics contracts.

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

Other Matters

Environmental Matters

The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Under the Comprehensive Environmental Response, Compensation and Liability Act, Energizer has been identified as a “potentially responsible party” (PRP) and may be required to share in the cost of cleanup with respect to certain federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2016 were $4.7, of which approximately $1 is expected to be spent during fiscal 2017. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses continue to increase, although due to optimization efforts, the expenditures are not expected to have a material effect on our total capital and operating expenditures, combined earnings or competitive position at this time. Current environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements, including any requirements related to global climate change, or other factors.

Legal Proceedings

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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

The Financial Statements are presented as if Energizer had been carved out of Edgewell for all periods prior to the spin-off. All significant transactions within Energizer were eliminated. The assets and liabilities in the carve-out financial statements were reflected on a historical cost basis, as immediately prior to the distribution all of the assets and liabilities presented were wholly owned by Edgewell and were transferred to Energizer at carry-over basis.

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

Energizer offers a variety of programs, such as consumer coupons and similar consumer rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2016, a one percentage point decrease or increase in expected asset returns would increase or decrease the Company’s pre-tax pension expense by $4.6. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by $57.7 at September 30, 2016.

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

•
Acquisitions, Goodwill and Intangible Assets - The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 7 of the Notes to Consolidated Financial Statements.

However, future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

The recorded value of goodwill and intangible assets from recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and, therefore, are likely more susceptible to an adverse change that could require an impairment charge.

During fiscal 2016, we tested goodwill for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

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

Recently Adopted Accounting Pronouncements

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

As of September 30, 2016, the Company had a long term deferred tax asset balance of $63.7 and a long term deferred tax liability balance of $16.1. The Company applied this guidance retrospectively and the reclassification resulted in a long term deferred tax asset balance as of September 30, 2015 of $163.1, an increase of $49.3 to the previously reported balance. Additionally, the long term deferred tax liability increased $1.2, resulting in a balance of $8.8, as of September 30, 2015. The current portion of the deferred tax asset and deferred tax liability had previously been reported in Other current assets and Other current liabilities, respectively.

During the quarter ended December 31, 2015, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and FASB ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require most debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to September 30, 2015. See Note 14, Debt. The balance for unamortized debt issuance costs that was reclassified to Debt and from Other assets was $10.7 at September 30, 2015.

During the fiscal 2016, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that the acquirer recognize adjustments to provisional amounts recognized as part of a business combination in the period the adjustments are determined, rather than retrospectively adjusting previously reported amounts. There was no impact on the financial statements upon adoption.

Recently Issued Accounting Pronouncements

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2. The Company expects to adopt this ASU in the first quarter of fiscal 2017.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for Energizer beginning October 1, 2018. The Company is currently assessing the impact the revised guidance will have on our current classification on the Statement of Cash Flow.

On March 31, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation. This new ASU simplifies the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for Energizer beginning October 1, 2017 with early adoption permitted. The Company currently expects to adopt this ASU in the first quarter of fiscal 2017. Adoption is not expected to have a material impact on the financial statements.

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

On July 22, 2015, the FASB issued a new ASU 2015-11, Inventory (Topic 330), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for Energizer beginning October 1, 2017, with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On May 1, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820). This ASU removes the requirement to categorize investments for which fair values are measured using the net asset value per share (NAV) in the fair value hierarchy. The update will be effective for Energizer beginning October 1, 2016. As a result of this ASU, Energizer's pension plan assets that are valued using their NAV will no longer be disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and other - internal-use software (Subtopic 350-40), which provides criteria to review cloud computing arrangements to determine whether the arrangement contains a software license or is solely a service contract. If the arrangement is determined to be a software license, fees paid to the vendor would be within the scope of internal-use software guidance. If not, the fees paid would be expensed as incurred. The update will be effective for Energizer beginning October 1, 2016. The Company's current accounting for cloud computing arrangements is consistent with this guidance.

On August 28, 2014, the FASB issued a new ASU 2014-17, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess the Company's ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for public companies for annual and interim periods ending after December 15, 2016. The Company's first reporting date with the new standard will be December 31, 2016. We will evaluate the effects of this standard on our financial position, results of operations and cash flows as applicable.

On May 28, 2014, the FASB issued a new ASU 2014-09, Revenue from contracts with customers (Topic 606), which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately half of our sales in fiscal year 2016 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2016 and 2015, Energizer had an unrealized pre-tax loss and a pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $1.1 and $4.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2016 levels, over the next twelve months, $1.0 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2018.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2016 resulted in expense of $0.4 for the twelve months ended September 30, 2016 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2016, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%. For the year ended September 30, 2016, our weighted average interest rate on variable rate debt was 3.55%.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Energizer Holdings, Inc. and its subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies and presents debt issuance costs and deferred income taxes in 2016.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded HandStands Holding Corporation (“HandStands”) from its assessment of internal control over financial reporting as of September 30, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded HandStands from our audit of internal control over financial reporting. HandStands is a wholly-owned subsidiary whose total assets and total revenues represent 6.6% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 15, 2016

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2016	2015	2014
Net sales	$1,634.2	$1,631.6	$1,840.4
Cost of products sold	921.8	875.4	990.0
Gross profit	712.4	756.2	850.4
Selling, general and administrative expense	352.6	426.3	391.3
Advertising and sales promotion expense	102.4	132.3	121.7
Research and development expense	26.6	24.9	25.3
Amortization of intangible assets	2.8	—	—
Venezuela deconsolidation charge	—	65.2	—
Spin restructuring	5.8	39.1	—
Restructuring	2.5	9.6	43.5
Interest expense	54.3	77.9	52.7
Other financing items, net	(0.3)	(18.4)	0.7
Earnings/(loss) before income taxes	165.7	(0.7)	215.2
Income tax provision	38.0	3.3	57.9
Net earnings/(loss)	$127.7	$(4.0)	$157.3
Earnings Per Share
Basic net earnings/(loss) per share (1)	$2.06	$(0.06)	$2.53
Diluted net earnings/(loss) per share (1)	$2.04	$(0.06)	$2.53

Dividend Per Common Share	$1.00	$0.25	$—

Statement of Comprehensive Income/(Loss)
Net earnings/(loss)	$127.7	$(4.0)	$157.3
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	10.2	(81.7)	(1.9)
Pension activity, net of tax of ($6.2) in 2016, ($19.7) in 2015 and $0.2 in 2014	(20.1)	(37.2)	(1.4)
Deferred (loss)/gain on hedging activity, net of tax of ($3.2) in 2016, ($2.3) in 2015 and $1.1 in 2014	(6.9)	(4.8)	6.2
Total comprehensive income/(loss)	$110.9	$(127.7)	$160.2

(1) On July 1, 2015, Edgewell Personal Care Company (Edgewell) distributed 62.2 million shares of Energizer Holdings, Inc. (Energizer) common stock to Edgewell shareholders in connection with its spin-off of Energizer. See Note 1, Description of Business and Basis of Presentation, of the Consolidated Financial Statements for more information. Basic and diluted earnings per common share, and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$287.3	$502.1
Trade receivables, net	190.9	155.5
Inventories	289.2	275.9
Other current assets	122.1	143.4
Total current assets	889.5	1,076.9
Property, plant and equipment, net	201.7	205.6
Goodwill	229.7	38.1
Other intangible assets, net	234.7	76.3
Long term deferred tax asset	63.7	163.1
Other assets	112.2	58.6
Total assets	$1,731.5	$1,618.6
Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$4.0	$3.0
Note payable	57.4	5.2
Accounts payable	217.0	167.0
Other current liabilities	254.7	291.2
Total current liabilities	533.1	466.4
Long-term debt	981.7	984.3
Other liabilities	246.7	228.0
Total liabilities	$1,761.5	$1,678.7
Shareholders' equity/(deficit)
Common stock, $0.01 par value, 62,420,421 and 62,195,315
shares issued at 2016 and 2015, respectively	0.6	0.6
Additional paid-in capital	194.6	181.7
Retained earnings	70.9	6.9
Common stock in treasury, at cost, 747,475 shares in 2016	(30.0)	—
Accumulated other comprehensive loss	(266.1)	(249.3)
Total shareholders' deficit	$(30.0)	$(60.1)
Total liabilities and shareholders' equity/(deficit)	$1,731.5	$1,618.6

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
	2016	2015	2014
Cash Flow from Operating Activities
Net earnings/(loss)	$127.7	$(4.0)	$157.3
Adjustments to reconcile net (loss)/earnings to net cash flow from operations:
Non-cash restructuring costs	4.9	13.1	4.1
Depreciation and amortization	34.3	41.8	42.2
Venezuela deconsolidation charge	—	65.2	—
Deferred income taxes	4.2	(7.1)	5.6
Share based payments	20.4	13.5	13.2
Non-cash items included in income, net	13.1	(13.0)	16.1
Other, net	(22.0)	(9.4)	(16.1)
Changes in assets and liabilities used in operations, net of acquisitions
(Increase)/Decrease in trade receivables, net	(4.1)	9.7	(13.5)
Decrease/(Increase) in inventories	11.9	(0.1)	35.5
Decrease/(Increase) in other current assets	10.4	3.5	(10.0)
Increase/(Decrease) in accounts payable	43.7	(18.2)	10.7
(Decrease)/Increase in other current liabilities	(50.6)	66.8	(25.2)
Net cash flow from operating activities	193.9	161.8	219.9
Cash Flow from Investing Activities
Capital expenditures	(28.7)	(40.4)	(28.4)
Proceeds from sale of assets	1.5	13.7	5.6
Acquisitions, net of cash acquired	(344.0)	(12.1)	—
Net cash used by investing activities	(371.2)	(38.8)	(22.8)
Cash Flow from Financing Activities
Net transfers to Edgewell	—	(648.8)	(185.5)
Cash Proceeds from issuance of debt with original maturities greater than 90 days	—	999.0	—
Payments on debt with maturities greater than 90 days	(3.0)	(1.0)	—
Net increase/(decrease) in debt with maturities 90 days or less	58.9	(12.4)	—
Dividends paid	(62.7)	(15.5)	—
Debt issuance costs	(1.6)	(12.1)	—
Common stock purchased	(31.8)	—	—
Excess tax benefits from share-based payments	1.0	—	—
Taxes paid for withheld share-based payments	(6.2)	—	—
Net cash (used by)/from financing activities	(45.4)	309.2	(185.5)
Effect of exchange rate changes on cash	7.9	(19.7)	—
Net (decrease)/increase in cash and cash equivalents	(214.8)	412.5	11.6
Cash and cash equivalents, beginning of period	502.1	89.6	78.0
Cash and cash equivalents, end of period	$287.3	$502.1	$89.6

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Investment of Edgewell	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2013	—	$—	$—	$—	$772.3	$(34.6)	$—	$737.7
Net earnings	—	—	—	—	157.3	—	—	157.3
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
Net decrease in Edgewell investment	—	—	—	—	(173.4)	—	—	(173.4)
Balance, September 30, 2014	—	—	—	—	756.2	(31.7)	—	724.5
Net earnings/(loss)	—	—	—	23.1	(27.1)	—	—	(4.0)
Net decrease in Edgewell investment	—	—	—	—	(946.6)		—	(946.6)
Separation related adjustments	—	—	—	—	393.5	(93.9)	—	299.6
Reclassification of net investment to additional paid-in capital	—	—	176.0	—	(176.0)	—	—	—
Issuance of common stock at spin-off	62,193	0.6	(0.6)	—	—	—	—	—
Share based payments	—	—	6.3	—	—	—	—	6.3
Activity under stock plans	2	—	—	—	—	—	—	—
Dividends to shareholders	—	—	—	(16.2)	—	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	(123.7)	—	(123.7)
Balance, September 30, 2015	62,195	0.6	181.7	6.9	—	(249.3)	—	(60.1)
Net earnings	—	—	—	127.7	—	—	—	127.7
Share based payments	—	—	20.4	—	—	—	—	20.4
Common stock purchased	(833)	—	—	—	—	—	(32.6)	(32.6)
Activity under stock plans	311	—	(7.5)	—	—	—	2.6	(4.9)
Dividends to shareholders	—	—	—	(63.7)	—	—	—	(63.7)
Other comprehensive loss	—	—	—	—	—	(16.8)	—	(16.8)
Balance, September 30, 2016	61,673	$0.6	$194.6	$70.9	$—	$(266.1)	$(30.0)	$(30.0)

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its portfolio of brands with the acquisition of HandStands Holding Corporation (the auto care acquisition), a leading designer and marketer of automotive fragrance and appearance products.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2016 and 2015, Energizer had $287.3 and $502.1, respectively, in available cash, 96.2% and 95.0% of which was outside of the U.S, respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2016 and 2015.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2016.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. There were no outstanding derivative contracts for the future purchases of commodities as of September 30, 2016.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Trade Receivables, net consists of:

	September 30,
	2016	2015
Trade Receivables	$197.8	$162.5
Allowance for returns and doubtful accounts	(6.9)	(7.0)
Trade Receivables, net	$190.9	$155.5

Inventories – Inventories are valued at the lower of cost or market, with cost generally being determined using average cost or the first-in, first-out (FIFO) method. The Company records a reserve for excess and obsolete inventory based upon the historical usage rates, sales patterns of its products and specifically-identified obsolete inventory.

Capitalized Software Costs – Capitalized software costs are included in other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2016, 2015 and 2014, amortization expense was $3.6, $4.7 and $1.9 in fiscal 2016, 2015 and 2014, respectively.

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2016, 2015, and 2014 was $27.9, $37.1, $40.3, respectively, excluding accelerated depreciation charges of $2.4, $9.1, and $4.1, respectively, primarily related to certain manufacturing assets including properly, plant, and equipment located at the facilities to be closed or streamlined. See Note 4, Restructuring, of the Notes to the Consolidated Financial Statements.

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

In November 2012, Edgewell’s Board of Directors authorized an enterprise-wide restructuring plan, which included the closure of certain facilities in fiscal 2013, 2014 and 2015. As a result of the Spin-off, Energizer was allocated and recorded a portion of these expenses including accelerated depreciation charges of $9.1 and $4.1 for the for the twelve months ended September 30, 2015 and 2014, respectively, related primarily to certain manufacturing assets including property, plant and equipment located at the facilities to be closed or streamlined. This restructuring plan has concluded.

Goodwill and Other Intangible Assets – Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. Intangible assets with finite lives are amortized on a straight-line basis over expected lives. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.

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

Energizer offers a variety of programs, such as consumer coupons and similar consumer rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $65.0, $87.5, and $70.7 for the fiscal years ended September 30, 2016, 2015, 2014, respectively.

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

Recently Adopted Accounting Pronouncements – During the quarter ended December 31, 2015, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet and results in each tax paying jurisdiction having either a noncurrent deferred tax asset or a noncurrent deferred tax liability. The netting of different jurisdictions' noncurrent deferred tax assets and liabilities is still prohibited.

As of September 30, 2016, the Company had a long term deferred tax asset balance of $63.7 and a long term deferred tax liability balance of $16.1. The Company applied this guidance retrospectively and the reclassification resulted in a long term deferred tax asset balance as of September 30, 2015 of $163.1, an increase of $49.3 to the previously reported balance. Additionally, the long term deferred tax liability increased $1.2, resulting in a balance of $8.8, as of September 30, 2015. The current portion of the deferred tax asset and deferred tax liability had previously been reported in Other current assets and Other current liabilities, respectively.

During the quarter ended December 31, 2015, the Company adopted FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and FASB ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require most debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability rather than as an asset; however debt issuance costs relating to revolving credit facilities will remain in other assets. We adopted this standard for the first fiscal quarter of 2016 and applied it retrospectively to September 30, 2015. See Note 14, Debt. The balance for unamortized debt issuance costs that was reclassified to Debt and from Other assets was $10.7 at September 30, 2015.

During the fiscal 2016, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that the acquirer recognize adjustments to provisional amounts recognized as part of a business combination in the period the adjustments are determined, rather than retrospectively adjusting previously reported amounts. There was no impact on the financial statements upon adoption.

Recently Issued Accounting Pronouncements – On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. The Company expects to adopt this ASU in the first quarter of fiscal 2017.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for Energizer beginning October 1, 2018. The Company is currently assessing the impact the revised guidance will have on our current classification on the Statement of Cash Flow.

On March 31, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation. This new ASU simplifies the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for Energizer beginning October 1, 2017 with early adoption permitted. The Company expects to adopt this ASU in the first quarter of fiscal 2017. Adoption is not expected to have a material impact on the financial statements.

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

On July 22, 2015, the FASB issued a new ASU 2015-11, Inventory (Topic 330), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for Energizer beginning October 1, 2017, with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On May 1, 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820). This ASU removes the requirement to categorize investments for which fair values are measured using the net asset value per share (NAV) in the fair value hierarchy. The update will be effective for Energizer beginning October 1, 2016. As a result of this ASU, Energizer's pension plan assets that are valued using their NAV will no longer be disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and other - internal-use software (Subtopic 350-40), which provides criteria to review cloud computing arrangements to determine whether the arrangement contains a software license or is solely a service contract. If the arrangement is determined to be a software license, fees paid to the vendor would be within the scope of internal-use software guidance. If not, the fees paid would be expensed as incurred. The update will be effective for Energizer beginning October 1, 2016. The Company's current accounting for cloud computing arrangements is consistent with this guidance.

On August 28, 2014, the FASB issued a new ASU 2014-17, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess the Company's ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for public companies for annual and interim periods ending after December 15, 2016. The Company's first reporting date with the new standard will be December 31, 2016. We will evaluate the effects of this standard on our financial position, results of operations and cash flows as applicable.

On May 28, 2014, the FASB issued a new ASU 2014-09, Revenue from contracts with customers (Topic 606), which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

(3) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. During the twelve months ended September 30, 2016, the Company incurred $16.2 in spin costs including $10.0 recorded in SG&A, $0.4 recorded in cost of products sold and $5.8 recorded in spin restructuring. Included in spin restructuring were contract termination costs related to the exit of a corporate office building as we right-sized our headquarters' footprint. The contract termination costs were $3.7 based on the estimated fair value of the future cash flows associated with this operating lease. Changes in the actual future cash flows could result in an adjustment to this liability.

For the twelve months ended September 30, 2015, the Company recorded spin costs of $163.9, of which $97.6 was recorded in SG&A, $0.5 was recorded in cost of products sold, $39.1 was recorded in spin restructuring and $26.7 of cost of early debt retirement was recorded in interest expense. For the twelve months ended September 30, 2014, the Company recorded spin costs of $21.3 all of which was recorded in SG&A.

On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $201.4, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects any remaining spin costs to be immaterial.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Twelve Months Ended September 30, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(2.2)	$—	$1.1	$0.8	$0.5	$0.2
Non-cash asset write-down	—	—	0.5	—	—	0.5
Contract termination costs	3.7	—	—	—	—	3.7
Other exit costs	0.1	0.2	0.7	1.0	—	2.0
Net gain on asset sale	—	—	(0.6)	—	—	(0.6)
Total	$1.6	$0.2	$1.7	$1.8	$0.5	$5.8

	Twelve Months Ended September 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$3.9	$5.2	$6.0	$5.3	$12.0	$32.4
Non-cash asset write-down	—	3.2	0.2	0.6	—	4.0
Other exit costs	0.1	0.3	0.6	1.7	—	2.7
Total	$4.0	$8.7	$6.8	$7.6	$12.0	$39.1

The following tables represent the spin restructuring accrual activity and ending accrual balance at September 30, 2016 and September 30, 2015 on the Consolidated Balance Sheet. At September 30, 2016, $4.0 of the liability was recorded in Other current liabilities and the remaining $2.4 was recorded in Other liabilities. At September 30, 2015 the balance was recorded in Other current liabilities.

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2016
Severance and termination related costs	$12.0	$0.2	$—	$(9.4)	$—	$2.8
Non-cash asset write down	—	0.5	—	—	(0.5)	—
Contract termination costs	—	3.7	—	(0.1)	—	3.6
Other exit costs	0.3	2.0	—	(2.3)	—	—
Net gain on asset sale	—	(0.6)	—	0.6	—	—
Total	$12.3	$5.8	$—	$(11.2)	$(0.5)	$6.4

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2015
Severance and termination related costs	$—	$32.4	$(0.7)	$(19.8)	$0.1	$12.0
Non-cash asset write down	—	4.0	—	—	(4.0)	—
Other exit costs	—	2.7	(1.5)	(0.7)	(0.2)	0.3
Total	$—	$39.1	$(2.2)	$(20.5)	$(4.1)	$12.3

(a) Includes the impact of currency translation.

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

The pre-tax expense/(income) for charges and credits related to the 2013 restructuring project for Energizer for the twelve months ended September 30, 2016, 2015, and 2014 are noted in the tables below:

	Twelve Months Ended September 30, 2016
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.3	$—	$—	$—	$—	$0.3
Consulting, program management and other exit costs	—	—	—	0.2	—	0.2
Net loss on asset sale	2.0	—	—	—	—	2.0
Total	$2.3	$—	$—	$0.2	$—	$2.5

	Twelve Months Ended September 30, 2015
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$(0.2)	$0.3	$0.5	$6.6	$(0.2)	$7.0
Accelerated depreciation	—	—	—	9.1	—	9.1
Consulting, program management and other exit costs	2.2	0.1	0.3	1.9	—	4.5
Net gain on asset sale	—	—	—	(11.0)	—	(11.0)
Total	$2.0	$0.4	$0.8	$6.6	$(0.2)	$9.6

	Twelve Months Ended September 30, 2014
	North America	Latin America	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$4.3	$1.4	$2.1	$2.1	$1.6	$11.5
Accelerated depreciation	4.1	—	—	—	—	4.1
Consulting, program management and other exit costs	17.3	1.4	3.1	3.7	—	25.5
Net loss on asset sales	2.4	—	—	—	—	2.4
Total	$28.1	$2.8	$5.2	$5.8	$1.6	$43.5

Total pre-tax restructuring charges since the inception of the project and through September 30, 2016, have totaled approximately $200. The 2013 Restructuring project has concluded.

For the twelve months ended September 30, 2016, Energizer recorded $2.5 in pre-tax restructuring charges related to the 2013 restructuring project as compared to $9.6 and $43.5 in fiscal 2015 and 2014, respectively. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $3.1 and $1.0 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3 and $5.9 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015 and 2014, respectively. These inventory

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

obsolescence and information technology costs are considered part of the total project costs incurred for 2013 the restructuring project.

The following table summarizes the activity related to the 2013 restructuring project for the twelve months ended September 30, 2016 and 2015.

				Utilized
	October 1, 2015	Charge to Income	Other	Cash	Non-Cash	September 30, 2016
Severance and termination related costs	$4.0	$0.2	$—	$(3.0)	$—	$1.2
Other related costs	—	0.3	—	—	—	0.3
Net loss on asset sales	—	2.0	—	—	(2.0)	—
Total	$4.0	$2.5	$—	$(3.0)	$(2.0)	$1.5

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2015
Severance and termination related costs	$12.4	$7.0	$(2.3)	$(13.1)	$—	$4.0
Accelerated depreciation	—	9.1	—	—	(9.1)	—
Other related costs	—	4.5	—	(4.5)	—	—
Net (gain)/loss on asset sales	—	(11.0)	0.3	13.7	(3.0)	—
Total	$12.4	$9.6	$(2.0)	$(3.9)	$(12.1)	$4.0

(a) Includes the impact of currency translation and $4.1 of separation related adjustments in fiscal 2015.

Other Activities

The Company is also streamlining certain manufacturing operations. During the twelve months ended September 30, 2016 and 2015, the Company recorded $2.4 of accelerated depreciation and $0.8 of severance, respectively, in Cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant was completed in fiscal 2016.

(5) Acquisitions

On July 1, 2016, the Company acquired HandStands Holdings Corporation, a leading designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus working capital adjustments of $4.0, net of acquired cash. The Company financed the acquisition with $300.0 of cash on hand and $44.0 of borrowings on our senior secured revolving credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $144.0 of borrowings on our Revolving Facility to complete the transaction. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings were paid down utilizing cash on hand. The Company incurred an additional $1.2 of interest expense in July related to this outstanding bridge loan. The Company did not incur incremental U.S. taxes in the current year from utilizing foreign cash for this transaction.

With the auto care acquisition, Energizer's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies. The Company incurred $10.0 of acquisition and integration costs in the year ended September 30, 2016 which were recorded within SG&A on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

We have calculated fair values of assets and liabilities acquired for the auto care acquisition based on our valuation analysis. For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for the inventory of $8.1 was recorded as expense to Cost of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

products sold in the fourth quarter 2016 as that inventory was sold. The fair value adjustment for acquired property, plant and equipment was established using a cost approach.  The fair values of the auto care acquisition's identifiable intangible assets were estimated using various valuation methods including discounted cash flows utilizing an income approach and relief from royalties.  Deferred income tax impacts as a result of purchase accounting adjustments are reflected using the applicable statutory income tax rates.

The purchase price allocation is as follows:

Accounts receivable	$22.5
Inventory	30.9
Other current assets	6.5
Property, plant and equipment	4.7
Goodwill	193.1
Other identifiable intangible assets	159.5
Accounts payable	(6.2)
Other liabilities	(6.4)
Deferred income taxes	(60.6)
Net assets acquired	$344.0
The break out of purchased identifiable intangible assets of $159.5 is included in the table below.

	Total	Weighted Average Useful Lives
Trademarks	$40.1	15.0 years
Customer Relationships	84.4	14.6 years
Patents	34.5	14.1 years
Non-Compete	0.5	5.0 years
Total Other Intangible Assets	$159.5	14.6 years

The purchase price allocation was finalized in fiscal 2016. The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The acquired goodwill has been allocated to the North America reporting unit. The goodwill is not deductible for tax purposes.

In the fourth quarter of 2016, Net sales and Loss before income taxes attributable to the auto care acquisition was $32.3 and $3.5, respectively. Included in the Loss before income taxes was $8.1 for the inventory fair value adjustment.

Pro forma Net sales, Net earnings/(loss) and Earnings/(loss) per diluted share results for fiscal years 2016 and 2015 are shown in the table below. The pro forma adjustments include interest and financing costs related to the acquisition and purchase accounting adjustments including the impact of the inventory step up charge as well as depreciation and amortization expense from the fair value of the intangible assets and property, plant and equipment. The impacts of any revenue or cost synergies that may result from combining Energizer and the auto care acquisition are not included in the pro forma table below. The pro forma results are as if the auto care acquisition had occurred on October 1, 2014:

	2016	2015
	(Unaudited)	(Unaudited)
Pro forma Net sales	$1,719.6	$1,759.9
Pro forma Net earnings/(loss) (a)	140.0	(8.2)
Pro forma Earnings/(loss) per diluted share (a)	$2.24	$(0.13)
(a) The fiscal year 2015 pro forma net loss and loss per diluted share includes the charges for the $8.1 inventory fair value adjustment, $10.0 of acquisition and integration costs, and $1.2 of interest expense discussed above that were incurred in fiscal 2016. These charges were excluded from the fiscal year 2016 pro forma net earnings and earnings per diluted share.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

On December 12, 2014, Edgewell, on behalf of Energizer, completed an acquisition of a battery manufacturing facility in China related to the Household Products business for $12.1, primarily related to the purchase of fixed assets. As of September 30, 2015, the purchase price allocation was complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price in accordance with accounting guidance for business combinations. Based on the allocation of the purchase price, this transaction resulted in $2.3 of goodwill.

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

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted Edgewell’s Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of Edgewell’s Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over Edgewell’s Venezuelan subsidiaries for accounting purposes. Edgewell deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan subsidiaries, Edgewell recorded a one-time charge of $144.5 in the second quarter of 2015, of which $65.2 was allocated to Energizer based on the Venezuelan operations being distributed as part of Energizer. This charge included:

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

Since the deconsolidation as of March 31, 2015, Energizer's financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash. Included within the results for the twelve months ended September 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5 recorded in the first six months of the year, and net sales of $25.8 and segment profit of $13.1 for the twelve months ended September 30, 2014.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our North America, Latin America, EMEA and Asia Pacific reporting units in the fourth quarter of fiscal 2016. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2016.

The following table represents the change in the carrying amount of goodwill at September 30, 2016:

	North America	Latin America	EMEA	Asia Pacific	Total
Balance at October 1, 2015	$19.1	$1.6	$6.0	$11.4	$38.1
Auto care acquisition	193.1	—	—	—	193.1
Cumulative translation adjustment	—	(0.1)	(0.7)	(0.7)	(1.5)
Balance at September 30, 2016	$212.2	$1.5	$5.3	$10.7	$229.7

The Company had indefinite-lived intangible assets of $78.0 at September 30, 2016 and $76.3 at September 30, 2015. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

Total amortizable intangible assets at September 30, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$0.7	$39.4
Customer Relationships	84.4	1.5	82.9
Patents	34.5	0.6	33.9
Non-Compete	0.5	—	0.5
Total Intangible Assets at September 30, 2016	$159.5	$2.8	$156.7

Amortizable intangible assets, with a weighted average remaining life of 14.3 years, are amortized on a straight-line basis over expected lives of 5 to 17 years. Amortization expense for intangible assets totaled $2.8 for the current year. Estimated amortization expense for amortizable intangible assets at September 30, 2016 is: $11.2 in 2017, $11.2 in 2018, $11.2 in 2019, $11.2 in 2020, and $11.1 in 2021, and $100.8 thereafter.

The Company did not have amortizable intangible assets at September 30, 2015.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(8) Income Taxes

On November 20, 2015, the FASB issued a new ASU which requires that all deferred taxes to be classified as either a non-current asset or liability. During the quarter ended December 31, 2015, the Company early adopted the standard and applied it retroactively to September 30, 2015. See further discussion in Note 2, Summary of Significant Accounting Policies.

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2016	2015	2014
Currently payable:
United States - Federal	$9.5	$(20.6)	$15.0
State	3.0	(1.4)	0.8
Foreign	21.3	32.4	36.5
Total current	33.8	10.4	52.3
Deferred:
United States - Federal	5.5	(3.5)	4.3
State	(2.4)	(0.2)	0.4
Foreign	1.1	(3.4)	0.9
Total deferred	4.2	(7.1)	5.6
Provision for income taxes	$38.0	$3.3	$57.9

The source of pre-tax (loss)/earnings was:

	For the Years Ended September 30,
	2016	2015	2014
United States	$40.2	$(144.5)	$33.6
Foreign	125.5	143.8	181.6
Pre-tax (loss)/earnings	$165.7	$(0.7)	$215.2

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2016		2015		2014
Computed tax at federal statutory rate	$58.0	35.0%	$(0.3)	35.0%	$75.3	35.0%
State income taxes, net of federal tax benefit	1.7	1.0	(1.6)	N/M	0.8	0.4
Foreign tax less than the federal rate	(21.7)	(13.1)	(20.8)	N/M	(26.1)	(12.1)
Other taxes including repatriation of foreign earnings	5.7	3.4	2.2	N/M	7.3	3.4
Nontaxable share option	—	—	—	N/M	(2.5)	(1.2)
Nondeductible spin costs	—	—	2.0	N/M	3.0	1.4
Deconsolidation of Venezuela operations	—	—	22.8	N/M	—	—
Other, net	(5.7)	(3.4)	(1.0)	N/M	0.1	—
Total	$38.0	22.9%	$3.3	455.1%	$57.9	26.9%

N/M - The percentage rate reconciliation of income taxes is not meaningful.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2016	2015
Deferred tax assets:
Accrued liabilities	$45.6	$53.5
Deferred and stock-related compensation	26.8	29.6
Tax loss carryforwards and tax credits	19.9	14.4
Intangible assets	1.6	46.5
Pension plans	41.9	36.2
Inventory differences and other tax assets	13.0	3.9
Gross deferred tax assets	148.8	184.1
Deferred tax liabilities:
Depreciation and property differences	(16.2)	(16.2)
Intangible assets	(62.3)	—
Other tax liabilities	(3.0)	—
Gross deferred tax liabilities	(81.5)	(16.2)
Valuation allowance	(19.7)	(13.6)
Net deferred tax assets	$47.6	$154.3

There were no material tax loss carryforwards that expired in fiscal 2016. Future expirations of tax loss carryforwards and tax credits, if not utilized, are $11.4 between 2018 and 2020 at September 30, 2016. In addition, there are $6.4 of tax loss carryforwards and credits with no expiration at September 30, 2016. The valuation allowance is attributed to tax loss carryforwards and tax credits outside the U.S.

The Company has repatriated a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision has been made for additional taxes on undistributed earnings of foreign affiliates that the Company intended and planned to be indefinitely invested in the affiliate. At September 30, 2016, approximately $700 of foreign subsidiary earnings related to Energizer was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested earnings of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the range of potential U.S. tax may be in excess of $99, if all undistributed earnings were repatriated assuming foreign cash was available to do so. Applicable U.S. income and foreign withholding taxes would be provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2016	2015
Unrecognized tax benefits, beginning of year	$8.5	$12.7
Additions based on current year tax positions and acquisitions	0.9	6.1
Reductions for prior year tax positions	—	(10.3)
Settlements with taxing authorities/statute expirations	—	—
Unrecognized tax benefits, end of year	$9.4	$8.5

Included in the unrecognized tax benefits noted above are $9.4 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

liabilities (non-current) to the extent that payments are not anticipated within one year. The fiscal 2015 reduction to prior year tax positions was related to transfers of the unrecognized tax benefits to Edgewell as of the date of the Spin-off.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $1.4 of interest (net of the deferred tax asset of $0.3) and penalties of $1.5 at September 30, 2016 and $0.7 of interest (net of the deferred tax asset of $0.2) and penalties of $1.3 at September 30, 2015. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where Energizer has operations. There are open examinations at some of the foreign entities and the status of international income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

(9) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents and performance shares.

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the years ended September 30, 2016, 2015 and 2014:

	For the Years Ended September 30,
(in millions, except per share data)	2016	2015	2014
Net earnings/(loss)	$127.7	$(4.0)	$157.3
Basic average shares outstanding	61.9	62.2	62.2
Effect of dilutive restricted stock equivalents	0.5	—	—
Effect of dilutive performance shares	0.1	—	—
Diluted average shares outstanding	62.5	62.2	62.2
Basic earnings/(loss) per common share	$2.06	$(0.06)	$2.53
Diluted earnings/(loss) per common share	$2.04	$(0.06)	$2.53

For the year ended September 30, 2016, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations.

Due to the loss incurred for the year ended September 30, 2015, all restricted shares outstanding were excluded from the earnings per share calculation as their inclusion would have been anti-dilutive.

For the year ended September 30, 2014, basic and diluted earnings per common share, and the average number of common shares outstanding, were retrospectively restated for the number of Energizer shares outstanding as of the July 1, 2015 distribution of Energizer shares of 62,193,281. The same number of shares was used to calculate basic and diluted earnings per share for these periods since there were no Energizer equity awards outstanding prior to the Spin-off.

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

As of September 30, 2016, approximately 1.7 million shares were reserved for issuance under the Equity Incentive Plan. There were no preferred stock issued or outstanding as of September 30, 2016.

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. During the twelve months ended September 30, 2016, the Company repurchased 832,971 shares for $32.6, at an average price of $39.06 per share, under this authorization. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. Subsequent to fiscal year end, the Company repurchased an additional 17,029 shares for $0.8 at an average price of $49.32. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2016, total dividends declared and paid to shareholders were $63.7 of which $62.7 was paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities. For the twelve months ended September 30, 2015, total dividends declared to shareholders were $16.2 of which $15.5 was paid.

Subsequent to the fiscal year end, on November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock, payable on December 15, 2016, to all shareholders of record as of the close of business on November 30, 2016.

(11) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the Plan) on July 1, 2015, upon completion of the Spin-off. The performance goals under the Plan were approved at the 2016 Annual Meeting of Shareholders in February 2016. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded, and will remain in effect until June 30, 2025. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciate rights reduce the shares available for future issuance on a one-for-one basis. At September 30, 2016, there were 5.7 million shares available for future awards under the Plan.

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

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $20.4, $13.5 and $13.2 for the years ended September 30, 2016, 2015 and 2014, respectively, and was recorded in SG&A expense. The fiscal year 2015 expense included $2.4 of additional expense recorded as a result of the modification of certain Edgewell RSE from performance based to time based awards upon consummation of the Spin-off. The expense prior to the Spin-off was based on an allocation from Edgewell which included $7.2 allocated to Energizer in fiscal 2015 prior to the Spin-off. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $6.9, $5.0 and $4.9 for the years ended September 30, 2016, 2015 and 2014, respectively.

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
In November 2015, the Company granted RSE awards to a group of key employees which included approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 290,000 performance shares to a group of key employees and key executives that will vest subject to meeting target cumulative adjusted earnings per share and cumulative free cash flow metrics over the three year performance period. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2015	1.894	$34.30
Granted	0.516	$37.27
Vested	(0.454)	$34.23
Canceled	(0.290)	$34.14
Nonvested RSE at September 30, 2016	1.666	$35.27

As of September 30, 2016, there was an estimated $38.7 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.4 years. The weighted average estimated fair value for RSE awards granted in fiscal 2016 was $19.2. The estimated fair value of RSE awards that vested in fiscal 2016 was $19.4.

Subsequent to year-end, in November 2016, the Company granted RSE awards to a group of key employees of approximately 92,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 73,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 249,000 performance shares to the group of key employees and key executives that will vest upon meeting target cumulative earnings per share and cumulative free cash flow metrics over the three year performance period. The closing stock price on the date of grant used to determine the awards estimated fair value was $43.84.

(12) Pension Plans
Certain employees participate in defined benefit pension plans sponsored by the Company.
Our Participation in Edgewell’s Pension and the Spin-Off Impact:

Prior to the Spin-off, Edgewell provided defined benefit pension plans to certain of our eligible employees and retirees. As such, we applied the multiemployer plan accounting approach and these liabilities were not reflected in our consolidated balance sheets. We did provide pension coverage for certain employees that were specific to our Energizer entities through separate plans and those plans were included in our Consolidated Financial Statements prior to the Spin-off.

As part of the Spin-off, and in accordance with the Employee Matters Agreement, the combined plans were split and we assumed the obligations previously provided by Edgewell. Accordingly, Edgewell transferred to us the plan assets and liabilities associated with our active, retired, and other former employees. We assumed net benefit plan liabilities of $41.7 from Edgewell, which was in addition to the $17.7 of net benefit plan liabilities for plans we had previously reported in our historical financial statements, for a total net liability of $59.4 on July 1, 2015.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total Edgewell benefit plan costs allocated to us were $5.9 in the first nine months of 2015 prior to the Spin-off and $6.4 in 2014. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of products sold and SG&A expenses on the Consolidated Statements of Earnings and Comprehensive Income. These costs were funded through intercompany transactions with Edgewell and were reflected within the parent company investment equity balance.

During fiscal year 2016, we completed the legal separation of a non U.S. pension plan related to Energizer retirees in Germany that was previously included in the Edgewell pension plan. At September 30, 2015, the liability related to these employees' post retirement benefits was included as a contractual liability in Other long-term liabilities. As a result of this legal separation, this $11.6 obligation transferred from Edgewell. Both Pension and Other long-term liabilities are included in Other Liabilities on the balance sheet.

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

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	2016	2015
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$726.0	$58.1
Service cost	1.2	0.8
Interest cost	26.7	7.6
Plan participants' contributions	0.1	0.1
Actuarial loss/(gain)	64.7	24.3
Benefits paid	(46.5)	(16.0)
Expenses paid	(0.5)	—
Plan curtailments	—	(2.0)
Plan settlements	(4.1)	(0.2)
Net transfer in/(out) (including the effect of any business combinations/divestitures)	—	(4.0)
Obligations transferred from Edgewell	11.6	662.9
Foreign currency exchange rate changes	(12.2)	(5.6)
Projected Benefit Obligation at end of year	$767.0	$726.0
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$616.7	$44.6
Actual return on plan assets	71.0	(25.4)
Company contributions	9.7	1.5
Plan participants' contributions	0.1	0.1
Plan settlements	(4.1)	(0.2)
Benefits paid	(46.5)	(16.0)
Expenses paid	(0.5)	—
Net transfer in/(out) (including the effect of any business combinations/divestitures)	—	(3.8)
Assets transferred from Edgewell	—	621.2
Foreign currency exchange rate changes	(12.2)	(5.3)
Estimated fair value of plan assets at end of year	$634.2	$616.7
Funded status at end of year	$(132.8)	$(109.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	2016	2015
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.2	$5.9
Current liabilities	(3.3)	(2.8)
Noncurrent liabilities	(129.7)	(112.4)
Net amount recognized	$(132.8)	$(109.3)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$235.6	$211.0
Included in the Accumulated Other Comprehensive Loss balance at September 30, 2015 was $145.8 of gross accumulated loss associated with the pension plans transferred from Edgewell at July 1, 2015.

Pre-tax changes recognized in other comprehensive income for the year ended September 30, 2016 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain) arising during the year	$36.0
Effect of exchange rates	(3.8)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net (loss)/gain	(7.6)
Total loss recognized in other comprehensive income	$24.6

Energizer expects to contribute $5.8 to its plans in fiscal 2017.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,
2017	$44.4
2018	45.9
2019	45.6
2020	44.5
2021	44.1
2022 to 2026	213.3

The accumulated benefit obligation for the plans was $729.7 and $609.4 at September 30, 2016 and 2015, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	2016	2015
Projected benefit obligation	$767.0	$726.0
Accumulated benefit obligation	$729.7	$609.4
Estimated fair value of plan assets	$634.2	$616.7

Pension plan assets in the U.S. plan represent approximately 75% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 65%, and (b) debt securities, including U.S. bonds: 35%. Actual allocations at September 30, 2016 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2016. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	2016	2015	2014
Service cost	$1.2	$0.8	$0.7
Interest cost	26.7	7.6	1.3
Expected return on plan assets	(42.4)	(12.2)	(1.8)
Recognized net actuarial loss/(gain)	6.4	1.4	0.1
Settlement loss recognized	1.3	0.1	0.2
Net periodic benefit cost	$(6.8)	$(2.3)	$0.5

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2017 are net actuarial losses of $8.2.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	2016	2015
Plan obligations:
Discount rate	2.9%	3.9%
Compensation increase rate	3.2%	3.3%
Net periodic benefit cost:
Discount rate	3.9%	4.0%
Expected long-term rate of return on plan assets	7.1%	7.0%
Compensation increase rate	3.3%	3.3%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the estimated fair value of Energizer’s plan assets as of September 30, 2016 and 2015 segregated by level within the estimated fair value hierarchy. Refer to Note 15, Financial Instruments and Risk Management, to the Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	2016 Pension Assets
ASSETS AT ESTIMATED FAIR VALUE	Level 1	Level 2	Total
EQUITY
U.S. Equity	$148.7	$61.1	$209.8
International Equity	23.3	135.0	158.3
DEBT
U.S. Government	—	164.0	164.0
Other Government	—	47.2	47.2
Corporate	—	26.5	26.5
CASH & CASH EQUIVALENTS		1.8	1.8
OTHER	—	26.6	26.6
TOTAL	$172.0	$462.2	$634.2

	2015 Pension Assets
ASSETS AT ESTIMATED FAIR VALUE	Level 1	Level 2	Total
EQUITY
U.S. Equity	$138.9	$56.3	$195.2
International Equity	20.6	129.3	149.9
DEBT
U.S. Government	—	175.8	175.8
Other Government	—	44.3	44.3
Corporate	—	26.7	26.7
CASH & CASH EQUIVALENTS	—	1.2	1.2
OTHER	—	23.6	23.6
TOTAL	$159.5	$457.2	$616.7

There were no Level 3 pension assets at September 30, 2016 and 2015.

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

(13) Defined Contribution Plan

The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. As of January 1, 2014, the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2016, 2015 and 2014 were $9.1, $7.7, and $5.0, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(14) Debt

The detail of long-term debt was as follows:

	September 30,
	2016	2015
Senior Secured Term Loan B Facility, net of discount, due 2022	$396.0	$399.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	996.0	999.0
Less current portion	(4.0)	(3.0)
Less unamortized debt discount and debt issuance fees	(10.3)	(11.7)
Total long-term debt	$981.7	$984.3

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

On July 1, 2016, the Company financed the auto care acquisition with a $200.0 bridge loan and $144.0 of borrowings on our Revolving Facility. On July 8, 2016, the Company entered into an amendment to the existing credit agreement to increase capacity on the Revolving Facility to $350.0. This additional capacity is available to be utilized for working capital and other general corporate purposes. There were no other changes to the terms of the Revolving Facility. In the month of July, the bridge loan and $100.0 of our Revolving Facility borrowings were paid down utilizing cash on hand.

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of September 30, 2016, the Company had $52.5 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $290.8 remains available as of September 30, 2016. As of September 30, 2016, our weighted average interest rate on short-term borrowings was 2.97%.

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

For the year ended September 30, 2016, our weighted average interest rate on variable rate debt was 3.55%.

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

The notes payable balance was $57.4 at September 30, 2016 and $5.2 at September 30, 2015. The 2016 balance is comprised of $52.5 outstanding borrowings on the Revolving Facility as well as $4.9 of borrowings in certain foreign affiliates. The 2015 balance consists of $5.2 borrowings in certain foreign affiliates.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2016, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at September 30, 2016 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $976.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(15) Financial Instruments and Risk Management

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. and its subsidiaries accounted for 10.4%, 10.0%, and 8.5% of total net sales in fiscal 2016, 2015 and 2014, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2016 and 2015, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk – Energizer uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2016 and 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk - Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2016, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June 2022 at an interest rate of 2.22%. This hedging instrument is considered a cash flow hedge for accounting purposes. At September 30, 2016 and 2015, Energizer had an unrecognized pre-tax loss on this interest rate swap agreement of $9.7 and $5.2, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2016 and 2015, Energizer had an unrealized pre-tax loss of $1.1 and gain of $4.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2016 levels, over the next twelve months, $1.0 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2018. There were 60 open foreign currency contracts at September 30, 2016, with a total notional value of $115.

Derivatives not Designated in Hedging Relationships -
In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk.
Edgewell held a share option with a major financial institution to mitigate the impact of changes in certain of Edgewell’s unfunded deferred compensation liabilities, which are tied to Edgewell’s common stock price. The share option matured in November 2014 and was not subsequently renewed. Prior to the Spin, Energizer received an allocation of an appropriate share of the impact of this financial instrument. There were 8 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2016, with a total notional value of approximately $76.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2016 and 2015, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2016 and 2015, respectively:

	At September 30, 2016	For the Year Ended September 30, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Loss Recognized in OCI(3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(1.1)	$(1.5)	$4.1
Interest rate contracts	(9.7)	(7.4)	(2.9)
Total	$(10.8)	$(8.9)	$1.2

	At September 30, 2015	For the Year Ended September 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset(Liability) (1) (2)	Gain/(Loss) Recognized in OCI(3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$4.5	$10.1	$11.0
Interest rate contracts	(5.2)	(5.2)	—
Total	$(0.7)	$4.9	$11.0

1.	All derivative assets are presented in Other current assets or Other assets.

2.	All derivative liabilities are presented in Other current liabilities or Other liabilities.

3.	OCI is defined as other comprehensive income.

4.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing items, net and interest rate contracts in interest expense.

5.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2016 and 2015, and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2016 and 2015, respectively.

	At September 30, 2016	For the Year Ended September 30, 2016
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability	Loss Recognized in Income (1)
Foreign currency contracts	(1.0)	(0.4)
Total	$(1.0)	$(0.4)

	At September 30, 2015	For the Year Ended September 30, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$—	$0.2
Foreign currency contracts	—	2.2
Total	$—	$2.4
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.8	$—	$0.8	$4.9	$(0.4)	$4.5

Offsetting of derivative liabilities
		At September 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.2)	$0.3	$(2.9)	$—	$—	$—

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2016 and 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2016	2015
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(47.6)	$(58.5)
Exit lease liability	3.7	—
Derivatives - Foreign Currency contracts	(2.1)	4.5
Derivatives - Interest Rate Swap	(9.7)	(5.2)
Total Liabilities at estimated fair value	$(55.7)	$(59.2)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2016 and 2015.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 2 inputs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2016, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of the Company's Common Stock Unit Fund as well as other investment options that are offered under the plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2016 , the fair market value of fixed rate long-term debt was $600.1 compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(16) Environmental and Regulatory

Government Regulation and Environmental Matters – The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Under the Comprehensive Environmental Response, Compensation and Liability Act, Energizer has been identified as a “potentially responsible party” (PRP) and may be required to share in the cost of cleanup with respect to certain federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2016 were $4.7, of which $1.1 is expected to be spent during fiscal 2017. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses continue to increase, although due to optimization efforts, the expenditures are not expected to have a material effect on our total capital and operating expenditures, combined earnings or competitive position at this time. Current environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements, including any requirements related to global climate change, or other factors.

Legal Proceedings – The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

(17) Other Commitments and Contingencies

Total rental expense less sublease rental income for all operating leases     was $13.0, $15.9 and $11.3 in fiscal 2016, 2015 and 2014, respectively. Future minimum rental commitments under non-cancellable operating leases directly held by Energizer and in effect as of September 30, 2016, were $13.4 in fiscal 2017, $11.8 in fiscal 2018, $11.1 in fiscal 2019, $10.2 in fiscal 2020, $5.8 in fiscal 2021 and $15.6 thereafter.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(18) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	10.2	(25.3)	(1.0)	(4.6)	(20.7)
Reclassifications to earnings	—	5.2	(3.1)	1.8	3.9
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)

The following table presents the reclassifications out of AOCI for the Twelve months ended September 30, 2016:

Details of AOCI Components	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$4.1	Other financing items, net
Interest rate swap	$(2.9)	Interest expense
	1.2	Total before tax
	0.1	Tax (expense)/benefit
	$1.3	Net of tax
Amortization of defined benefit pension items
Actuarial losses	(6.4)	(2)
Settlement losses	(1.3)	(2)
	(7.7)	Total before tax
	2.5	Tax (expense)/benefit
	$(5.2)	Net of tax
Total reclassifications for the period	$(3.9)	Net of tax

1.	Amounts in parentheses indicate debits to Consolidated Statements of Earnings.

2.	These AOCI components are included in the computation of net periodic benefit cost (see Note 12, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(19) Supplemental Financial Statement Information

The components of certain balance sheet accounts are as follows:

	September 30,
	2016	2015
Inventories
Raw materials and supplies	$46.1	$32.4
Work in process	72.0	73.0
Finished products	171.1	170.5
Total inventories	$289.2	$275.9
Other Current Assets
Miscellaneous receivables	$27.7	$34.3
Due from Edgewell	—	30.4
Prepaid expenses	70.0	53.2
Value added tax collectible from customers	22.9	19.9
Other	1.5	5.6
Total other current assets	$122.1	$143.4
Property, plant and equipment
Land	$9.8	$10.0
Buildings	138.2	162.8
Machinery and equipment	771.9	886.2
Construction in progress	16.6	12.1
Total gross property	936.5	1,071.1
Accumulated depreciation	(734.8)	(865.5)
Total property, plant and equipment, net	$201.7	$205.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$16.9	$29.7
Accrued trade allowances	54.0	41.7
Accrued salaries, vacations and incentive compensation	59.3	39.5
2013 restructuring reserve	1.5	4.0
Spin restructuring reserve	4.0	12.3
Income taxes payable	15.0	43.7
Other	104.0	120.3
Total other current liabilities	$254.7	$291.2
Other Liabilities
Pensions and other retirement benefits	$139.4	$119.3
Deferred compensation	47.6	58.5
Other non-current liabilities	59.7	50.2
Total other liabilities	$246.7	$228.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2016	2015	2014
Balance at beginning of year	$7.0	$7.4	$9.5
Provision charged to expense, net of reversals	1.2	1.9	1.6
Write-offs, less recoveries, translation, other	(1.3)	(2.3)	(3.7)
Balance at end of year	$6.9	$7.0	$7.4

	For the Years Ended September 30,
Income Tax Valuation Allowance	2016	2015	2014
Balance at beginning of year	$13.6	$14.5	$11.4
Provision charged to expense	5.8	0.3	8.2
Reversal of provision charged to expense	—	(0.8)	(3.5)
Translation, other	0.3	(0.4)	(1.6)
Balance at end of year	$19.7	$13.6	$14.5

	For the Years Ended September 30,
Supplemental Disclosure of Cash Flow Information	2016	2015	2014
Interest paid	$51.4	$73.1	$52.2
Income taxes paid, net	$63.6	$37.6	$53.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Segments

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments.

	For the Years Ended September 30,
Net Sales	2016	2015	2014
North America	$891.4	$831.3	$909.2
Latin America	110.6	125.1	162.1
EMEA	353.8	370.4	419.1
Asia Pacific	278.4	304.8	350.0
Total net sales	$1,634.2	$1,631.6	$1,840.4
Segment Profit
North America	247.6	234.6	263.9
Latin America	18.9	20.7	26.4
EMEA	51.6	58.3	61.4
Asia Pacific	70.1	77.9	97.1
Total segment profit	$388.2	$391.5	$448.8
General corporate and other expenses	(80.8)	(66.0)	(62.5)
Global marketing expenses	(19.1)	(24.8)	(20.7)
Research and development expense	(26.6)	(24.9)	(25.3)
Amortization of intangible assets	(2.8)	—	—
Venezuela deconsolidation charge	—	(65.2)	—
Restructuring (1)	(4.9)	(13.0)	(50.4)
Acquisition and integration costs (2)	(10.0)	(1.6)	—
Inventory step up (3)	(8.1)	—	—
Spin costs (4)	(10.4)	(98.1)	(21.3)
Spin restructuring	(5.8)	(39.1)	—
Acquisition and bridge loan fees (5)	(1.2)	—	—
Cost of early debt retirement (5)	—	(26.7)	—
Interest expense	(53.1)	(51.2)	(52.7)
Other financing items, net	0.3	18.4	(0.7)
Total earnings/(loss) before income taxes	$165.7	$(0.7)	$215.2

Depreciation and Amortization
North America	18.5	22.3	17.6
Latin America	0.3	1.0	0.1
EMEA	1.2	1.1	0.6
Asia Pacific	11.5	12.8	20.9
Total segment depreciation and amortization	31.5	37.2	39.2
Corporate	2.8	4.6	3.0
Total depreciation and amortization	$34.3	$41.8	$42.2
(1) Includes $0.3 and $5.9 for the twelve months ended September 30, 2015 and 2014, respectively, which are included in SG&A and $2.4, $3.1 and $1.0 for the twelve months ended September 30, 2016, 2015 and 2014, respectively, which were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income.
(2) Includes $10.0 and $1.3 for the twelve months ended September 30, 2016 and 2015, respectively, recorded in SG&A and $0.3 for the twelve months ended September 30, 2015 recorded in cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.
(3) Included in COGS in the Consolidated Statements of Earnings and Comprehensive Income.
(4) Includes $10.0, $97.6 and $21.3 for the twelve months ended September 30, 2016, 2015 and 2014, respectively, which were included in SG&A and $0.4 and $0.5 for the twelve months ended September 30, 2016 and 2015, respectively, included in COGS in the Consolidated Statements of Earnings and Comprehensive Income.
(5) Included in Interest Expense in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
Total Assets	2016	2015
North America	$423.6	$394.8
Latin America	51.6	63.3
EMEA	242.0	237.5
Asia Pacific	390.8	573.2
Total segment assets	$1,108.0	$1,268.8
Corporate	159.1	235.4
Goodwill and other intangible assets, net	464.4	114.4
Total assets	$1,731.5	$1,618.6

	For the Years Ended September 30,
Capital Expenditures	2016	2015	2014
North America	$18.0	$28.4	$15.9
Latin America	0.3	1.2	0.6
EMEA	5.7	2.3	1.9
Asia Pacific	4.7	8.5	10.0
Total segment capital expenditures	$28.7	$40.4	$28.4

Geographic segment information for the years ended September 30 was as follows:

	For the Years Ended September 30,
	2016	2015	2014
Net Sales to Customers
United States	$824.1	$767.6	$822.0
International	810.1	864.0	1,018.4
Total net sales	$1,634.2	$1,631.6	$1,840.4

Long-Lived Assets
United States	$201.5	$214.2
Singapore	67.0	69.7
Other International	109.1	143.5
Total long-lived assets excluding goodwill and intangibles	$377.6	$427.4

Supplemental product information is presented below for net sales for the years ended September 30:

	For the Years Ended September 30,
	2016	2015	2014
Net Sales
Batteries	1,498.0	1,516.7	1,701.3
Other	136.2	114.9	139.1
Total net sales	$1,634.2	$1,631.6	$1,840.4

During fiscal year 2016, we realigned our supplemental product information. We reclassified the fiscal year 2015 and 2014 net sales categories consistent with fiscal year 2016 presentation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(21) Quarterly Financial Information - (Unaudited)

The fourth quarter of fiscal 2016 includes the auto care acquisition which occurred on July 1, 2016.

The fourth quarter of fiscal 2015 was the first quarter post Spin and represents the actual results of the Company as an independent public company. Operations for the first three quarters of fiscal 2015 include allocations from Edgewell and may not be representative of the Company's results if it would have been a stand-alone company during those periods.

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

Fiscal 2016	First	Second	Third	Fourth
Net sales	$506.8	$334.0	$361.0	$432.4
Gross profit	229.8	141.6	153.7	187.3
Net earnings	65.5	16.4	24.2	21.6
Earnings per share:
Basic	$1.06	$0.27	$0.39	$0.35
Diluted	$1.05	$0.26	$0.39	$0.34

Items decreasing/(increasing) net earnings:
Spin costs	3.9	1.8	1.3	—
Spin restructuring	0.8	(0.6)	0.7	3.3
Restructuring	2.1	0.9	0.1	—
Acquisition and integration costs	—	—	2.6	6.4
Inventory step up	—	—	—	5.0
Adjustments to prior year tax accruals	—	—	(8.8)	(2.6)

Fiscal 2015	First	Second	Third	Fourth
Net sales	$501.3	$356.9	$374.3	$399.1
Gross profit	233.8	168.5	170.8	183.1
Net earnings	61.7	(69.2)	(19.6)	23.1
Earnings per share:
Basic (1)	$0.99	$(1.11)	$(0.32)	$0.37
Diluted (1)	$0.99	$(1.11)	$(0.32)	$0.37

Items decreasing net earnings:
Venezuela deconsolidation	$—	$65.2	$—	$—
Spin costs	14.6	15.2	25.0	13.9
Spin restructuring	0.7	15.6	7.9	2.8
Cost of early debt retirement	—	—	16.7	—
Restructuring	(6.1)	0.3	12.4	(0.1)
Integration	0.3	0.4	0.3	0.2
Adjustments to prior year tax accruals	—	—	(2.6)	(1.4)

(1) On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer common stock to Edgewell shareholders in connection with its Spin-off of Energizer. See Note 1, Description of Business and Basis of Presentation, to the Consolidated Financial Statements for more information. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined under Exchange Act rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2016.
The Company's management has excluded the HandStands Holdings Corporation (HandStands) from its assessment of internal control over financial reporting as of September 30, 2016, because it was acquired by the Company on July 1, 2016. HandStands' assets excluded from our assessment represent 6.6% of consolidated assets as of September 30, 2016, and the HandStands' net sales represent 2.0% of consolidated net sales for the year ended September 30, 2016.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed with this report:

1.	Financial statements included as part of this document as Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2016, 2015 and 2014.

•	Consolidated Balance Sheets -- at September 30, 2016 and 2015.

•	Consolidated Statements of Cash Flows -- for years ended September 30, 2016, 2015 and 2014.

•	Consolidated Statements of Shareholders’ Equity/(Deficit)-- at September 30, 2016, 2015 and 2014.

•	Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

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

10.4
Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6***	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7***
Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.8***
Form of Change of Control Employment Agreement with certain officers, including Messrs. Hoskins, Hamm, LaVigne and Gorman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.9***	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.10***	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11***	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.12***
Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.13***	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.14
Incremental Term Loan Amendment No. 1, dated as of May 24, 2016, by and among the Company, the Loan Parties party thereto, JPMorgan Chase Bank, N.A., Citigroup Global Markets, Inc., and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

10.15
Amendment No. 2 to the Credit Agreement, dated as of July 8, 2016, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 3, 2016).

10.16***, *	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan.

10.17***, *	Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan.

10.18***, *	Form of Restricted Stock Equivalent Award Agreement for Directors under the Energizer Holdings, Inc. 2015

Equity Incentive Plan.

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*
Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32.2*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101*
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
Date: November 15, 2016
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
Date: November 15, 2016