Form 10-Q
period 2016-12-31
ENERGIZER HOLDINGS, INC.
filed 2017-02-01
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 30, 2017: 61,820,536.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended December 31,
	2016	2015
Net sales	$559.6	$506.8
Cost of products sold	288.0	277.0
Gross profit	271.6	229.8

Selling, general and administrative expense	81.3	83.7
Advertising and sales promotion expense	34.3	30.1
Research and development expense	5.8	6.1
Amortization of intangible assets	2.6	—
Spin restructuring	(1.3)	0.9
Restructuring	—	2.2
Interest expense	13.3	12.9
Other financing items, net	1.5	(0.6)
Earnings before income taxes	134.1	94.5
Income taxes provision	38.5	29.0
Net earnings	$95.6	$65.5

Basic net earnings per share	$1.55	$1.06
Diluted net earnings per share	$1.52	$1.05

Statement of Comprehensive Income:
Net earnings	$95.6	$65.5
Other comprehensive income/(loss), net of tax expense
Foreign currency translation adjustments	(31.9)	(4.6)
Pension activity, net of tax of $0.6 and $0.5, respectively	3.8	2.1
Deferred gain on hedging activity, net of tax of $3.7 and $0.3, respectively	8.2	0.7
Total comprehensive income	$75.7	$63.7

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2016	September 30, 2016
Current assets
Cash and cash equivalents	$297.7	$287.3
Trade receivables, less allowance for doubtful accounts of $4.9 and $6.9, respectively	218.6	190.9
Inventories	231.6	289.2
Other current assets	126.9	122.1
Total current assets	874.8	889.5
Property, plant and equipment, net	188.9	201.7
Goodwill	228.9	229.7
Other intangible assets, net	231.1	234.7
Long term deferred tax asset	40.8	63.7
Other assets	118.2	112.2
Total assets	$1,682.7	$1,731.5

Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Note payable	28.9	57.4
Accounts payable	181.5	217.0
Other current liabilities	243.9	254.7
Total current liabilities	458.3	533.1
Long-term debt	981.1	981.7
Other liabilities	226.0	246.7
Total liabilities	1,665.4	1,761.5
Shareholders' equity/(deficit)
Common stock	0.6	0.6
Additional paid-in capital	182.6	194.6
Retained earnings	145.7	70.9
Treasury stock	(25.6)	(30.0)
Accumulated other comprehensive loss	(286.0)	(266.1)
Total shareholders' equity/(deficit)	17.3	(30.0)
Total liabilities and shareholders' equity/(deficit)	$1,682.7	$1,731.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2016	2015
Cash Flow from Operating Activities
Net earnings	$95.6	$65.5
Non-cash restructuring costs	—	3.1
Depreciation and amortization	10.6	7.8
Deferred income taxes	4.8	3.4
Share-based payments	5.2	4.6
Non-cash items included in income, net	(0.4)	(1.5)
Other, net	(2.1)	(4.7)
Changes in current assets and liabilities used in operations	(21.9)	17.3
Net cash from operating activities	91.8	95.5

Cash Flow from Investing Activities
Capital expenditures	(4.9)	(3.3)
Proceeds from sale of assets	4.3	—
Net cash used by investing activities	(0.6)	(3.3)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(1.0)	—
Net (decrease)/increase in debt with original maturities of 90 days or less	(27.9)	5.4
Dividends paid	(18.1)	(15.4)
Common stock purchased	(8.1)	(21.8)
Taxes paid for withheld share-based payments	(8.1)	(3.9)
Excess tax benefits from share-based payments	—	0.8
Net cash used by financing activities	(63.2)	(34.9)

Effect of exchange rate changes on cash	(17.6)	(3.0)

Net increase in cash and cash equivalents	10.4	54.3
Cash and cash equivalents, beginning of period	287.3	502.1
Cash and cash equivalents, end of period	$297.7	$556.4

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
December 31, 2016
(In millions, except per share data - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc., including its subsidiaries, (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its portfolio of brands with the acquisition of HandStands Holding Corporation (the auto care acquisition), a leading designer and marketer of automotive fragrance and appearance products. With the auto care acquisition, the Company's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®.

Basis of Presentation - The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed Consolidated Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2016 included in the Annual Report on Form 10-K dated November 15, 2016.

The auto care acquisition occurred during the fourth fiscal quarter of 2016 and the purchase price allocation was finalized as of September 30, 2016. The quarter ended December 31, 2015 does not include any activity from the auto care acquisition. The quarter ended December 31, 2016 includes revenues of $27.8 and earnings before income taxes of $4.2 related to the auto care acquisition.

Recently Adopted Accounting Pronouncements - During the quarter ended December 31, 2016, the Company early adopted FASB ASU 2016-09, Compensation - Stock Compensation. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences and classifications on the statement of cash flows. The provisions in ASU 2016-09 resulted in the following impacts upon adoption:

Excess tax benefits created upon the vesting of restricted stock equivalent awards (RSEA) are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid in capital. During the quarter ended December 31, 2016, $1.4 was recorded as a discrete benefit in our income tax provision. This ASU provision was applied on a modified retrospective basis; however no cumulative effect adjustment was necessary to retained earnings.
Excess tax benefits are now required to be classified with other income tax cash flows as a Cash Flow from Operating Activities. This was previously reported as a Cash Flow from Financing Activity. The $1.4 excess tax benefit for the current quarter is reflected within the Changes in current assets and liabilities used in operations line. The Company has applied this provision prospectively and the comparable prior year amount of $0.8 is reflected in Cash Flow from Financing Activities.
Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a Cash Flow from Financing Activities. For the quarter ended December 31, 2016, the Company has reported $8.1 for Taxes paid for withheld share payments as a Cash Flow used by Financing Activity. For the quarter ended December 31, 2015, this payment of $3.9 was included as a Cash Flow used by Operating Activity. The prior year balance has been retrospectively adjusted and this amount is now classified as a Cash Flow used by Financing Activities in the comparable period.

No other provisions of this guidance had an impact on the financial statements.
During the quarter ended December 31, 2016, the Company adopted ASU 2015-05, Intangibles Goodwill and other internal-use software (Subtopic 350-40), which provides criteria to review cloud computing arrangements to determine whether the arrangement contains a software license or is solely a service contract. If the arrangement is determined to be a software license, fees paid to the vendor would be within the scope of internal-use software guidance. If not, the fees paid would be expensed as incurred. The Company's historical accounting for cloud computing arrangements was consistent with this guidance and no change in accounting was required.

During the quarter ended December 31, 2016, the Company adopted FASB ASU 2014-17, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess the Company's ability to continue as a going concern and to provide related disclosures in certain circumstances. Management's assessment discovered no uncertainties about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements - On May 28, 2014, the FASB issued ASU2014-09, Revenue from Contracts with Customers which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update will now be effective for Energizer beginning October 1, 2018. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative effect adjustment to retained earnings. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018.

At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. During the quarter ended December 31, 2016, new IRS regulations were passed that resulted in the recognition of an additional deferred charge. As of December 31, 2016, the total deferred charge increased to $63.0.

On January 5, 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This ASU creates a more practical definition and guidelines to determine whether a set of assets and activities is a business. This simplifies the decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets. This ASU is effective for the Company for any new acquisitions starting October 1, 2018.
On January 26, 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU eliminates the need to assign the fair value of a reporting unit to each of its assets and liabilities when quantifying an impairment charge. The impairment charge would now be determined based on the comparison of the fair value of a reporting unit to its carrying amount. The Company will adjust its goodwill testing procedures accordingly upon adoption. This ASU is effective for the Company starting with its annual goodwill impairment tests for fiscal year 2021.
(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended December 31, 2016, the Company sold a facility in North America that was previously closed as part of the spin and recorded a gain of $1.3 in spin restructuring. For the quarter ended December 31, 2015, the Company incurred spin costs of $6.9 of which $6.0 was recorded in SG&A and $0.9 was recorded in spin restructuring.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin were $200.1, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be immaterial.

The following table represents the spin restructuring accrual activity and ending accrual balance at December 31, 2016 and December 31, 2015 on the Consolidated Condensed Balance Sheet. At December 31, 2016, $2.2 of the liability was recorded in Other current liabilities and the remaining $2.1 was recorded in Other liabilities. At December 31, 2015, the balance was recorded in Other current liabilities.

				Utilized
	October 1, 2016	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2016
Severance and termination related costs	$2.8	$—	$—	$(1.8)	$—	$1.0
Contract termination costs	3.6	—	—	(0.3)	—	3.3
Net gain on asset sales	—	(1.3)	—	1.3	—	—
Total	$6.4	$(1.3)	$—	$(0.8)	$—	$4.3

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2015
Severance and termination Related Costs	$12.0	$0.3	$(0.2)	$(6.5)	$—	$5.6
Other exit costs	0.3	0.6	—	(0.7)	—	0.2
Total	$12.3	$0.9	$(0.2)	$(7.2)	$—	$5.8
(a) Includes the impact of currency translation.

(3) Income Taxes

The three month effective tax rate was 28.7% as compared to 30.7% for the prior year comparative period. The decrease in the current year rate is primarily due to a $1.4 discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the current quarter.

(4) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $5.2 for the quarter ended December 31, 2016 and $4.6 for the quarter ended December 31, 2015 and were recorded in SG&A expense. The total income tax benefit recognized in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $2.0 for the quarter ended December 31, 2016 and $1.7 for the quarter ended December 31, 2015.

Restricted Stock Equivalents (RSE)—(in whole dollars and total shares)

In November 2016, the Company granted RSE awards to a group of key employees which included approximately 92,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 73,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 249,000 performance shares to a group of key employees and key executives that will vest subject to meeting targeted amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award. The closing stock price on the date of the grant used to determine the award fair value was $43.84.

In November 2015, the Company granted RSE awards to a group of key employees which included approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 290,000 performance shares to a group of key employees and key executives that will vest subject to meeting targeted amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

(5) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents and performance share awards.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2016 and 2015, respectively.

(in millions, except per share data)
	For the Quarter Ended December 31,
	2016	2015
Net earnings	$95.6	$65.5
Basic average shares outstanding	61.8	62.0
Effect of dilutive restricted stock equivalents	0.6	0.3
Effect of dilutive performance shares	0.5	—
Diluted average shares outstanding	62.9	62.3
Basic earnings per common share	$1.55	$1.06
Diluted earnings per common share	$1.52	$1.05

For the quarter ended December 31, 2016, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations. For the quarter ended December 31, 2015, approximately 0.5 million anti-dilutive securities were not included in the diluted net earnings per share calculations.

(6) Segments

As of October 1, 2016, the Company changed its internal reporting structure and is managing operations via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (EMEA), and Asia Pacific. Prior to this year, the Americas' segment was reported as two separate geographic reportable segments. The Company changed its reporting structure to better reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been restated to reflect the current reportable segment structure of the Company.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

Segment sales and profitability for the quarter ended December 31, 2016 and 2015, respectively, are presented below:

	For the Quarter Ended December 31,
	2016	2015
Net Sales
Americas	$365.1	$313.7
EMEA	114.7	117.9
Asia Pacific	79.8	75.2
Total net sales	$559.6	$506.8
Segment Profit
Americas	$123.1	$98.7
EMEA	26.1	23.0
Asia Pacific	24.7	19.5
Total segment profit	173.9	141.2
General corporate and other expenses (1)	(14.1)	(15.9)
Global marketing expense (1)	(3.0)	(2.2)
Research and development expense	(5.8)	(6.1)
Amortization of intangible assets	(2.6)	—
Restructuring (2)	—	(3.3)
Acquisition and integration costs (1)	(0.8)	—
Spin costs (1)	—	(6.0)
Spin restructuring	1.3	(0.9)
Interest expense	(13.3)	(12.9)
Other financing items, net	(1.5)	0.6
Total earnings before income taxes	$134.1	$94.5
(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) Includes pre-tax costs of $1.1 for the quarter ended December 31, 2015 of inventory obsolescence recorded in COGS on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended December 31,
Net Sales	2016	2015
Batteries	$503.1	$473.5
Other	56.5	33.3
Total net sales	$559.6	$506.8
During the fourth quarter of fiscal 2016, we realigned our supplemental product information. We have reclassified the fiscal year 2016 net sales categories to be consistent with our current presentation.

Corporate assets shown in the following table include all cash, financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	December 31, 2016	September 30, 2016
Americas	$464.7	$475.2
EMEA	251.6	242.0
Asia Pacific	367.1	390.8
Total segment assets	$1,083.4	$1,108.0
Corporate	139.3	159.1
Goodwill and other intangible assets	460.0	464.4
Total assets	$1,682.7	$1,731.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2016 and December 31, 2016:

	Americas	EMEA	Asia Pacific	Total
Balance at October 1, 2016	$213.7	$5.3	$10.7	$229.7
Cumulative translation adjustment	(0.2)	(0.2)	(0.4)	(0.8)
Balance at December 31, 2016	$213.5	$5.1	$10.3	$228.9

Energizer had indefinite-lived intangible assets of $77.0 at December 31, 2016 and $78.0 at September 30, 2016. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at December 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$1.3	$38.8
Customer relationships	84.4	2.8	81.6
Patents	34.5	1.2	33.3
Non-compete	0.5	0.1	0.4
Total intangible assets at December 31, 2016	$159.5	$5.4	$154.1

Total amortizable intangible assets at September 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$0.7	$39.4
Customer relationships	84.4	1.5	82.9
Patents	34.5	0.6	33.9
Non-compete	0.5	—	0.5
Total intangible assets at September 30, 2016	$159.5	$2.8	$156.7

(8) Debt

The detail of long-term debt was as follows:

	December 31, 2016	September 30, 2016
Senior Secured Term Loan B Facility, net of discount due 2022	$395.0	$396.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	995.0	996.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(9.9)	(10.3)
Total long-term debt	$981.1	$981.7

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

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2016, the Company had $25.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $318.3 remains available as of December 31, 2016.

The $400.0 Term Loan was issued at a $1.0 discount and bears interest at LIBOR subject to a 75 basis points floor, plus 250 basis points. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%.

For the quarter ended December 31, 2016, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.69%.

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

The notes payable balance was $28.9 at December 31, 2016 and $57.4 at September 30, 2016. The December 31, 2016 balance was comprised of $25.0 outstanding borrowings on the Revolving Facility as well as $3.9 of borrowings in certain foreign affiliates. The September 30, 2016 balance was comprised of $52.5 outstanding borrowings on the Revolving facility as well as $4.9 borrowings in certain foreign affiliates.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of December 31, 2016, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2016 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $975.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(9) Pension Plans

The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.

The Company’s net periodic pension benefit cost for these plans are as follows:

	For the Quarter Ended December 31, 2016	For the Quarter Ended December 31, 2015
Service Cost	$0.4	$0.3
Interest Cost	5.4	6.7
Expected return on plan assets	(10.6)	(10.6)
Amortization of unrecognized net losses	2.1	1.6
Settlement charge	—	0.1
Net periodic benefit cost / (credit)	$(2.7)	$(1.9)
The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

(10) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the three months ended December 31, 2016, the Company repurchased 182,029 shares for $8.1, at an average price of $44.43 per share, under this authorization.

Subsequent to the end of the first quarter of fiscal 2017 and through the date of this report, the Company has repurchased 10,000 shares of its common stock at an average price of $46.68 per share.

On November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock. The dividend was paid on December 15, 2016 to all shareholders of record as of November 30, 2016 and totaled $17.0. The incremental dividend payments of $1.1 made in the first quarter of fiscal 2017 were related to restricted stock awards that vested during the quarter.

Subsequent to the fiscal quarter end, on January 30, 2017, the Board of Directors declared a dividend for the second quarter of 2017 of $0.275 per share of common stock, payable on March 14, 2017, to all shareholders of record as of the close of business February 21, 2017.

(11) Financial Instruments and Risk Management

The market risk inherent in the Company's operations creates potential earnings volatility arising from changes in currency rates, interest rates and commodity prices. The Company's policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading or speculative purposes where the sole objective is to generate profits.
Concentration of Credit Risk—The counterparties to derivative contracts consist of a number of major financial institutions and are generally institutions with which the Company maintains lines of credit. The Company does not enter into derivative contracts through brokers nor does it trade derivative contracts on any other exchange or over-the-counter markets. Risk of currency positions and mark-to-market valuation of positions are strictly monitored.
The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside rating agencies. While nonperformance by these counterparties exposes Energizer to potential credit losses, such losses are not anticipated.

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2016 and September 30, 2016, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2016 and September 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2016, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This hedging instrument is considered a cash flow hedge for accounting purposes. At December 31, 2016 and September 30, 2016, Energizer had an unrecognized pre-tax loss on this interest rate swap agreement of $2.5 and $9.7, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2016 and September 30, 2016, Energizer had an unrealized pre-tax gain of $3.6 and loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2016 levels, over the next 12 months, $3.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2018. There were 60 open foreign currency contracts at December 31, 2016, with a total notional value of $93.

Derivatives not Designated in Hedging Relationships

Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 9 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2016, with a total notional value of approximately $79.

The following table provides the Company's estimated fair values as of December 31, 2016 and September 30, 2016, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2016 and 2015, respectively:

	At December 31, 2016	For the Quarter Ended December 31, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.6	$5.2	$0.5
Interest rate contracts	(2.5)	6.5	(0.7)
Total	$1.1	$11.7	$(0.2)

	At September 30, 2016	For the Quarter Ended December 31, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(1.1)	$1.9	$2.8
Interest rate contracts	(9.7)	1.2	(0.7)
Total	$(10.8)	$3.1	$2.1
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

The following table provides estimated fair values as of December 31, 2016 and September 30, 2016 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2016 and 2015, respectively:

	At December 31, 2016	For the Quarter Ended December 31, 2016
	Estimated Fair Value Liability	Loss Recognized in Income (1)
Foreign currency contracts	$(2.4)	$(1.9)

	At September 30, 2016	For the Quarter Ended December 31, 2015
	Estimated Fair Value Liability	Loss Recognized in Income (1)
Foreign currency contracts	$(1.0)	$(0.7)
1. Loss recognized in Income was recorded as foreign currency in Other financing, items, net.

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At December 31, 2016			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.5	$(0.2)	$4.3	$0.8	$—	$0.8

Offsetting of derivative liabilities
		At December 31, 2016			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.1)	$—	$(3.1)	$(3.2)	$0.3	$(2.9)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2016 and September 30, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2016	September 30, 2016
Deferred Compensation	$(47.0)	$(47.6)
Exit lease liability	(3.3)	(3.7)
Derivatives - Foreign Currency Contracts	1.2	(2.1)
Derivatives - Interest Rate Swap	(2.5)	(9.7)
Net Liabilities at estimated fair value	$(51.6)	$(63.1)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2016 and at September 30, 2016.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At December 31, 2016, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2016 and September 30, 2016, the fair market value of fixed rate long-term debt was $607.1 and $600.1, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	(31.9)	2.4	4.0	4.2	(21.3)
Reclassifications to earnings	—	1.4	(0.4)	0.4	1.4
Balance at December 31, 2016	$(131.3)	$(156.1)	$2.9	$(1.5)	$(286.0)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended December 31,
	2016	2015
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.5	$2.8	Other financing items, net
Interest rate swap	(0.7)	(0.7)	Interest expense
	(0.2)	2.1	Total before tax
	0.2	(0.4)	Tax (expense)/benefit
	$—	$1.7	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(2.0)	(1.6)	(2)
Settlement loss	—	(0.1)	(2)
	(2.0)	(1.7)	Total before tax
	0.6	0.5	Tax (expense)/benefit
	$(1.4)	$(1.2)	Net of tax
Total reclassifications for the period	$(1.4)	$0.5	Net of tax
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

	December 31, 2016	September 30, 2016
Inventories
Raw materials and supplies	$39.2	$46.1
Work in process	62.3	72.0
Finished products	130.1	171.1
Total inventories	$231.6	$289.2
Other Current Assets
Miscellaneous receivables	$25.5	$27.7
Prepaid expenses	63.1	70.0
Value added tax collectible from customers	32.7	22.9
Other	5.6	1.5
Total other current assets	$126.9	$122.1
Property, Plant and Equipment
Land	$8.9	$9.8
Buildings	124.1	138.2
Machinery and equipment	698.8	771.9
Construction in progress	16.1	16.6
Total gross property	847.9	936.5
Accumulated depreciation	(659.0)	(734.8)
Total property, plant and equipment, net	$188.9	$201.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$16.9	$16.9
Accrued trade allowances	65.7	54.0
Accrued salaries, vacations and incentive compensation	28.4	59.3
Spin restructuring reserve	2.2	4.0
Income taxes payable	29.3	15.0
Other	101.4	105.5
Total other current liabilities	$243.9	$254.7
Other Liabilities
Pensions and other retirement benefits	$130.7	$139.4
Deferred compensation	47.0	47.6
Other non-current liabilities	48.3	59.7
Total other liabilities	$226.0	$246.7

(14) Legal proceedings/contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is meant to provide investors with information that management believes helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated Financial Statements (unaudited) and corresponding notes included herein. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as costs related to the spin, restructuring activities, and acquisition and integration costs. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our three geographic segments including allocations for shared functions. General corporate and other expenses, Global marketing expenses, R&D expenses, amortization expense, interest expense, other financing and charges related to the spin-off, restructuring, acquisition and integration have all been excluded from segment profit.

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to spin-off, restructurings, acquisition and integration.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions and the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. The Company acquired HandStands Holdings Corporation (HandStands or the auto care acquisition) on July 1, 2016. This includes the impact of the auto care acquisition's on-going operations contributed to each respective income statement caption. This does not include the impact of acquisition and integration costs associated with the acquisition.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate.
Adjusted Gross Margin and Adjusted Selling, General & Administrative (SG&A) as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to spin-off, restructuring, acquisition and integration.

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

•
the impact of legislative changes or regulatory determinations or changes by federal, state and local, and foreign authorities, as well as the impact of potential changes to tax laws, policies and regulations;

•	costs and reputational damage associated with cyber-attacks or information security breaches or other events;

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to integrate the auto care operations successfully and to achieve the anticipated cost savings, synergies, and other anticipated benefits;

•	the impact of advertising and product liability claims and other litigation; and

•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 15, 2016.

Acquisition

On July 1, 2016, the Company completed its acquisition of HandStands, a leading designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus working capital adjustments of $4.0, net of acquired cash.

With the auto care acquisition, Energizer's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies.

During the quarter ended December 31, 2016, the Company incurred $0.8 of acquisition and integration costs. Total acquisition and integration related costs associated with the auto care acquisition incurred to date were $20.1. Acquisition and integration costs for 2017 are expected to be in the range of $5 to $10.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter net earnings of $95.6, or $1.52 per diluted share. This compares to net income of $65.5, or $1.05 per diluted share in the prior year first fiscal quarter. Adjusted net earnings per diluted share were $1.51 for the first fiscal quarter as compared to $1.16 in the prior year quarter.
Earnings before income taxes, Net earnings and diluted EPS for the time periods presented were impacted by certain items related to spin costs, spin restructuring costs, restructuring costs, acquisition and integration costs as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended December 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2016	2015	2016	2015	2016	2015
Reported - GAAP	$134.1	$94.5	$95.6	$65.5	$1.52	1.05
Impacts: Expense (Income)
Spin costs (1)	—	6.0	—	3.9	—	0.06
Spin restructuring	(1.3)	0.9	(1.0)	0.8	(0.02)	0.01
Restructuring (2)	—	3.3	—	2.1	—	0.04
Acquisition and integration costs (1)	0.8	—	0.5	—	0.01	—
Adjusted - Non-GAAP (3)	$133.6	$104.7	$95.1	$72.3	$1.51	$1.16
Weighted average shares - Diluted					62.9	62.3

(1) Amounts were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(2) Includes $1.1 for the quarter ended December 31, 2015 for of accelerated depreciation related to the streamlining of a plant in North America included in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

(3) The effective tax rate for the quarters ended December 31, 2016 and 2015 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 28.8% and 30.9%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The total tax impact associated with the non-GAAP adjustments highlighted in the table was zero and $3.4, respectively, for the quarters ended December 31, 2016 and 2015.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended December 31, 2016

Total Net Sales	Q1	% Chg
Net sales - FY '16	$506.8
Organic	36.5	7.2%
Impact of acquisition	27.8	5.5%
Impact of currency	(11.5)	(2.3)%
Net sales - FY '17	$559.6	10.4%
See non-GAAP measure disclosures above.

Net sales were $559.6 for the first quarter of 2017, an increase of 10.4% as compared to the prior year quarter driven by the following items:

•	Organic net sales increased 7.2% due to the following items:

◦	Carryover benefit of new distribution and shelf space gains achieved throughout fiscal 2016 contributed approximately 3%;

◦	Incremental holiday activity contributed approximately 3%;

◦	Improved pricing and product mix of 0.8%; and

◦	Increased volumes related to storms of 0.4%.

•	Net sales increased $27.8 million, or 5.5%, due to the impact of the auto care acquisition.

•	Unfavorable currency impacts were $11.5 million, or 2.3%.

Gross margin percentage for the first fiscal quarter of 2017 was 48.5%, up 320 basis points. Excluding prior year restructuring costs of $1.1, gross margin increased 290 basis points driven by cost reductions realized from productivity improvements, material and purchased product cost favorability and improved overhead absorption driven by the strong volume performance in the first quarter. These items were partially offset by the unfavorable impact of foreign currencies on our gross margin rate.

Advertising and sales promotion expense (A&P) was $34.3 in the first fiscal quarter of 2017, or 6.1% of net sales, up slightly as compared to $30.1, or 5.9% of net sales, in the prior period.
Selling, general, and administrative expense (SG&A) was $81.3 in the first fiscal quarter of 2017, or 14.5% of net sales, as compared to $83.7, or 16.5% of net sales, in the prior period. Included in the first fiscal quarter results were pre-tax costs of $0.8 related to acquisition and integration costs. Included in the prior year quarter results were pre-tax costs of $6.0 related to the spin transaction. Excluding spin, acquisition and integration costs, SG&A was $80.5, an increase of $2.8 over the prior year. The increase was due primarily to $3.5 of incremental SG&A related to auto care operations in the current first quarter. SG&A, excluding spin, acquisition and integration costs, was 14.4% of net sales compared to 15.3% in the prior year. The lower percentage comparison versus the prior year quarter reflects the improved top-line performance and continued tight cost controls.
Research and Development (R&D) was essentially flat at $5.8, or 1.0% of net sales, for the quarter ended December 31, 2016, as compared to $6.1, or 1.2% of net sales, in the prior year comparative period.

Interest expense was $13.3 for the first fiscal quarter of 2017 and $12.9 for the prior year comparative period. The current period expense is related to borrowings under the Revolving Facility, the impact of the interest rate swap and the outstanding term loan and bonds at December 31, 2016.

Other financing items, net was expense of $1.5 for the first fiscal quarter of 2017 and $0.6 of income for the prior year comparative period. The first fiscal quarter activity reflects the net impact of interest income and hedging contract gains which were more than offset by net revaluation losses on nonfunctional currency balance sheet exposures. The prior fiscal quarter activity reflects the net impact of hedging contract gains and interest income which were partially offset by net revaluation losses on nonfunctional currency balance sheet exposures.

The effective tax rate was 28.7% as compared to 30.7% for the prior year comparative period. The decrease in the current year rate is primarily due to a $1.4 discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the current quarter.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended December 31, 2016, the Company sold a facility in North America that was previously closed as part of the spin and recorded a gain of $1.3 in spin restructuring. For the quarter ended December 31, 2015, the Company incurred spin costs of $6.9, of which $6.0 was recorded in SG&A and $0.9 was recorded in spin restructuring.

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $200.1, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be immaterial.

Segment Results

As of October 1, 2016, the Company changed its internal reporting structure and is managing operations via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Prior to this year, the Americas segment was reported as two separate geographic reportable segments. The Company changed its internal reporting structure to combine these two geographic regions to better reflect how the Company is managing the operations.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives, acquisition and integration activities, business realignment activities, research & development costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 6, Segments, to the unaudited Consolidated Condensed Financial Statements for the quarter ended December 31, 2016.

Segment sales and profitability analysis for the quarter ended December 31, 2016 are presented below.

Net Sales (In millions)
Quarter Ended December 31, 2016

	Quarter Ended December 31, 2016
	$ Change	% Chg
Americas
Net sales - FY '16	$313.7
Organic	33.8	10.8%
Impact of acquisition	23.6	7.5%
Impact of currency	(6.0)	(1.9)%
Net Sales - FY '17	$365.1	16.4%

EMEA
Net sales - FY '16	$117.9
Organic	0.9	0.8%
Impact of acquisition	2.4	2.0%
Impact of currency	(6.5)	(5.5)%
Net Sales - FY '17	$114.7	(2.7)%

Asia Pacific
Net sales - FY '16	$75.2
Organic	1.8	2.4%
Impact of acquisition	1.8	2.4%
Impact of currency	1.0	1.3%
Net Sales - FY '17	$79.8	6.1%

Total Net Sales
Net sales - FY '16	$506.8
Organic	36.5	7.2%
Impact of acquisition	27.8	5.5%
Impact of currency	(11.5)	(2.3)%
Net Sales - FY '17	$559.6	10.4%

Results for the Quarter Ended December 31, 2016

Americas reported a net sales increase of 16.4% which was positively impacted by the auto care acquisition that contributed $23.6 or 7.5%, partially offset by foreign currency of $6.0 or 1.9%. Organic net sales increased 10.8% as a result of distribution and shelf space gains, strong holiday activity, and pricing in certain markets.

EMEA reported net sales declined 2.7%, negatively impacted by foreign currency (5.5%). Organic net sales increased by 0.8%, due to increased pricing in certain markets and favorable product mix partially offset by the timing of holiday shipments and prior year promotional activity that was not repeated in the current year. In addition, net sales increased $2.4, or 2.0%, due to the impact of the auto care acquisition.

Asia Pacific reported net sales improved by 6.1%, including the positive impact of foreign currency of 1.3%. Organic net sales increased 2.4% driven primarily by distribution gains, strong holiday activity, and pricing in select markets. An additional $1.8, or 2.4%, increase in net sales is attributable to the impact of the auto care acquisition.

Segment Profit (In millions)
Quarter Ended December 31, 2016

	Quarter Ended December 31, 2016
	$ Change	% Chg
Americas
Segment Profit - FY '16	$98.7
Organic	22.4	22.7%
Impact of acquisition	5.8	5.9%
Impact of currency	(3.8)	(3.9)%
Segment Profit - FY '17	$123.1	24.7%

EMEA
Segment Profit - FY '16	$23.0
Organic	5.8	25.2%
Impact of acquisition	1.4	6.1%
Impact of currency	(4.1)	(17.8)%
Segment Profit - FY '17	$26.1	13.5%

Asia Pacific
Segment Profit - FY '16	$19.5
Organic	3.4	17.4%
Impact of acquisition	1.0	5.1%
Impact of currency	0.8	4.2%
Segment Profit - FY '17	$24.7	26.7%

Total Segment Profit
Segment Profit - FY '16	$141.2
Organic	31.6	22.4%
Impact of acquisition	8.2	5.8%
Impact of currency	(7.1)	(5.0)%
Segment Profit - FY '17	$173.9	23.2%

Refer to Note 6, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2016

Global reported segment profit improved by $32.7, or 23.2%. Excluding the unfavorable movement in foreign currencies of $7.1 and the favorable impact of the auto care acquisition of $8.2, organic segment profit increased 22.4%, or $31.6, in the current fiscal quarter. The increase was driven by higher net sales and improved gross margins as a result of cost reductions realized from productivity improvements, material and purchased product cost favorability and improved overhead absorption driven by the strong volume performance in the first quarter. Increased overhead and A&P spending partially offset the volume and margin rate favorability.

Americas reported segment profit improved $24.4 inclusive of the favorable impact of the auto care acquisition of $5.8, partially offset by the negative impact from foreign currency of $3.8. Organic segment profit increased by $22.4 driven by distribution and shelf space gains partially offset by increased overhead and higher A&P spending.

EMEA reported segment profit increased $3.1 inclusive of the favorable impact of the auto care acquisition of $1.4 offset by the negative impact from foreign currency of $4.1. Organic segment profit increased by $5.8 driven by higher net sales and favorable cost mix which improved gross margin, slightly offset by increased overhead and higher A&P spending.

Asia Pacific reported segment profit increased $5.2 inclusive of the favorable impact of the auto care acquisition of $1.0 and the favorable impact from foreign currency $0.8. Organic segment profit improved by $3.4 due primarily to net sales gains and favorable gross margins partially offset by increased overhead and A&P spending.

General Corporate and Global Marketing Expenses

	For the Quarter Ended December 31, 2016
	2016	2015
General corporate and other expenses	$14.1	$15.9
Global marketing expense	3.0	2.2
General corporate and global marketing expense	$17.1	$18.1
% of Net Sales	3.1%	3.6%

For the quarter ended December 31, 2016, general corporate expenses were $14.1, a decrease of $1.8 as compared to the prior year comparative period due primarily to lower employee benefit related costs.

For the quarter ended December 31, 2016, global marketing expenses were $3.0 compared to $2.2 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the separation, Energizer may not be able to engage in certain strategic or capital-raising transactions following the separation, such as issuing equity securities beyond certain thresholds, which may limit Energizer’s access to capital markets, or making acquisitions using its equity as currency, potentially requiring Energizer to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission on November 15, 2016.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2016, Energizer had $297.7 of cash and cash equivalents, approximately 95% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2016, the Company had $25.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $318.3 remains available as of December 31, 2016.

Operating Activities

Cash flow from operating activities was $91.8 in the three months ended December 31, 2016, as compared to $95.5 in the prior year comparative period. An increase in net earnings of $30.1 positively contributed to operating cash flow in the quarter. Year over year changes in working capital of $39.3 offset the increased net earnings. The change in working capital was driven by the following: higher accounts receivable of approximately $15 due to the timing of collecting receivable balances; reduced accounts payable and other current liabilities of approximately $9 driven by timing of payments; and the year over year inventory change of approximately $16. Inventories were elevated at December 31, 2016 compared to the prior year in support of anticipated demand.

Investing Activities

Net cash used by investing activities was $0.6 and $3.3 in three months ended December 31, 2016 and 2015, respectively, and consisted of the following:

•	Capital expenditures of $4.9 and $3.3 in the three months ended December 31, 2016 and 2015, respectively. These capital expenditures were funded by cash flow from operations.

•	The current year expenditures were offset by proceeds from the sale of assets of $4.3 related to the sale of two previously closed facilities.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2017 for capital expenditures relating to maintenance, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $63.2 for the three months ended December 31, 2016 as compared to $34.9 in the prior fiscal year comparative period. For three months ended December 31, 2016, cash flow from financing activities consists of the following:

•	Net decrease in debt with original maturities of 90 days or less of $27.9, primarily related to the repayment of borrowings on our Revolving Facility;

•	Dividends paid of $18.1 (see below);

•	Common stock repurchases of $8.1 representing 182,029 shares at an average price of $44.43 per share (see below);

•	Taxes paid for withheld share-based payments of $8.1; and

•	Payments of debt with maturities greater than 90 days of $1.0.

For the three months ended December 31, 2015, cash flow from financing activities consisted of the following:

•	Net increase in debt with original maturities of 90 days or less of $5.4, related to notes payable in our international businesses;

•	Dividends paid of $15.4 during the first fiscal quarter;

•	Common stock repurchases of $21.8 at an average price of $36.27 per share;

•	Taxes paid for withheld share-based payments of $3.9; and

•	Excess tax benefits from share-based payments of $0.8.

Dividends

On November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock. The dividend was paid on December 15, 2016 to shareholders on record as of November 30, 2016 and totaled $17.0. The incremental dividend payments of $1.1 made in the first quarter of fiscal 2017 were related to restricted stock awards that vested during the quarter.

Subsequent to the fiscal quarter end, on January 30, 2017, the Board of Directors declared a dividend for the second quarter of 2017 of $0.275 per share of common stock, payable on March 14, 2017, to all shareholders of record as of the close of business February 21, 2017.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

During the three months ended December 31, 2016, the Company repurchased 182,029 shares for $8.1, at an average price of $44.43 per share, under this authorization. Subsequent to the end of the first quarter of fiscal 2017 and through the date of this report, the Company has repurchased 10,000 shares of its common stock at an average price of $46.68 per share.

From July 2015 and through the date of this filing, a total of 1.0 million shares were repurchased on the open market at an average price of $40.09 under the current share repurchase authorization. At February 1, 2017, the date of this filing, 6.5 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2016 were $4.5. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2016 and September 30, 2016, Energizer had an unrealized pre-tax gain of $3.6 and loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2016 levels over the next twelve months, approximately $3.5 of the pre-tax gain included in Accumulated other comprehensive income at December 31, 2016, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2018.

Derivatives Not Designated as Cash Flow Hedging Relationships

Energizer's foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2016 and 2015, resulted in expense of $1.9 and $0.7, respectively, and was recorded in Other financing items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2016, Energizer had variable rate debt with a principal balance of $400.0 outstanding under the Term Loan. In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22%. For the quarter ended December 31, 2016, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.69%.

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

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 15, 2016, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2017 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	17,029	$49.32	17,029	6,650,000
November 1 - November 30	241,051	$44.51	60,000	6,590,000
December 1 - December 31	105,064	$44.37	105,000	6,485,000
Total	363,144	$44.70	182,029
(1) 181,115 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. 182,029 shares were repurchased on the open market during the quarter under this share repurchase authorization. Subsequent to the end of the first quarter of fiscal 2017 and through the date of this report, the Company has repurchased 10,000 shares of its common stock at an average price of $46.68 per share.

Item 6. Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	February 1, 2017

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

3.1	Second Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 31, 2017).

3.2	Second Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 31, 2017).

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