Form 10-Q
period 2017-03-31
ENERGIZER HOLDINGS, INC.
filed 2017-05-03
CIK 1632790

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 1, 2017: 61,832,958.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$359.0	$334.0	$918.6	$840.8
Cost of products sold	191.1	192.4	479.1	469.4
Gross profit	167.9	141.6	439.5	371.4

Selling, general and administrative expense	89.6	83.4	170.9	167.1
Advertising and sales promotion expense	16.6	18.1	50.9	48.2
Research and development expense	5.1	6.4	10.9	12.5
Amortization of intangible assets	3.0	—	5.6	—
Spin restructuring	(2.5)	(0.8)	(3.8)	0.1
Restructuring	—	0.3	—	2.5
Gain on sale of real estate	(15.2)	—	(15.2)	—
Interest expense	13.1	13.1	26.4	26.0
Other items, net	(1.1)	0.1	0.4	(0.5)
Earnings before income taxes	59.3	21.0	193.4	115.5
Income taxes provision	12.4	4.6	50.9	33.6
Net earnings	$46.9	$16.4	$142.5	$81.9

Basic net earnings per share	$0.76	$0.27	$2.31	$1.32
Diluted net earnings per share	$0.75	$0.26	$2.27	$1.31

Statements of Comprehensive Income:
Net earnings	$46.9	$16.4	$142.5	$81.9
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	15.5	23.2	(16.4)	18.6
Pension activity, net of tax of $0.7 and $1.3 for the quarter and six months ended March 31, 2017, respectively, and $0.5 and $1.0 for the quarter and six months ended March 31, 2016, respectively.	0.6	0.6	4.4	2.7
Deferred (loss)/gain on hedging activity, net of tax of ($0.6) and $3.1 for the quarter and six months ended March 31, 2017, respectively, and ($3.1) and ($2.8) for the quarter and six months ended March 31, 2016, respectively.	(2.1)	(8.0)	6.1	(7.3)
Total comprehensive income	$60.9	$32.2	$136.6	$95.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2017	September 30, 2016
Current assets
Cash and cash equivalents	$372.2	$287.3
Trade receivables, less allowance for doubtful accounts of $4.9 and $6.9, respectively	157.5	190.9
Inventories	277.5	289.2
Other current assets	115.7	122.1
Total current assets	922.9	889.5
Property, plant and equipment, net	182.1	201.7
Goodwill	229.2	229.7
Other intangible assets, net	228.9	234.7
Long term deferred tax asset	43.1	63.7
Other assets	121.8	112.2
Total assets	$1,728.0	$1,731.5

Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Note payable	83.6	57.4
Accounts payable	167.8	217.0
Other current liabilities	216.0	254.7
Total current liabilities	471.4	533.1
Long-term debt	979.8	981.7
Other liabilities	210.0	246.7
Total liabilities	1,661.2	1,761.5
Shareholders' equity/(deficit)
Common stock	0.6	0.6
Additional paid-in capital	188.3	194.6
Retained earnings	174.8	70.9
Treasury stock	(24.9)	(30.0)
Accumulated other comprehensive loss	(272.0)	(266.1)
Total shareholders' equity/(deficit)	66.8	(30.0)
Total liabilities and shareholders' equity/(deficit)	$1,728.0	$1,731.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2017	2016
Cash Flow from Operating Activities
Net earnings	$142.5	$81.9
Non-cash restructuring costs	(2.5)	4.4
Depreciation and amortization	25.8	15.6
Deferred income taxes	2.9	1.2
Share-based payments	11.9	10.7
Gain on sale of real estate	(15.2)	—
Non-cash items included in income, net	0.9	0.4
Other, net	(19.5)	(18.2)
Changes in current assets and liabilities used in operations	(22.5)	32.3
Net cash from operating activities	124.3	128.3

Cash Flow from Investing Activities
Capital expenditures	(12.3)	(14.2)
Proceeds from sale of assets	23.1	0.7
Net cash from/(used by) investing activities	10.8	(13.5)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(2.0)	(1.0)
Net increase in debt with original maturities of 90 days or less	16.0	4.7
Debt issuance costs	(0.6)	—
Dividends paid	(35.1)	(30.9)
Common stock purchased	(9.3)	(21.8)
Taxes paid for withheld share-based payments	(8.2)	(4.1)
Excess tax benefits from share-based payments	—	0.8
Net cash used by financing activities	(39.2)	(52.3)

Effect of exchange rate changes on cash	(11.0)	11.7

Net increase in cash and cash equivalents	84.9	74.2
Cash and cash equivalents, beginning of period	287.3	502.1
Cash and cash equivalents, end of period	$372.2	$576.3

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

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

The auto care acquisition occurred during the fourth fiscal quarter of 2016 and the purchase price allocation was finalized as of September 30, 2016. The periods ended March 31, 2016 do not include any activity from the auto care acquisition. The quarter and six months ended March 31, 2017 include revenues of $29.4 and $57.2, respectively, and earnings before income taxes of $4.9 and $9.1, respectively, related to the auto care acquisition.

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

Excess tax benefits created upon the vesting of restricted stock equivalent awards (RSEA) are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid in capital. During the six months ended March 31, 2017, $1.4 was recorded as a discrete benefit in our income tax provision. This ASU provision was applied on a modified retrospective basis; however no cumulative effect adjustment was necessary to retained earnings.
Excess tax benefits are now required to be classified with other income tax cash flows as a Cash Flow from Operating Activities. This was previously reported as a Cash Flow from Financing Activity. The $1.4 excess tax benefit for the six months ended March 31, 2017 is reflected within the Changes in current assets and liabilities used in operations line. The Company has applied this provision prospectively and the comparable prior year amount of $0.8 is reflected in Cash Flow from Financing Activities.
Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a Cash Flow from Financing Activities. For the six months ended March 31, 2107 and March 31, 2016, the Company has reported $8.2 and $4.1, respectively, for Taxes paid for withheld share payments as a Cash Flow used by Financing Activity. This presentation is consistent with prior year.
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

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

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. During the quarter ended December 31, 2016, new IRS regulations were passed that resulted in the recognition of an additional deferred charge. As of March 31, 2017, the total deferred charge increased to $62.0. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018.

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
On March 10, 2017, the FASB issued ASU 2017-05, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company will adjust its income statement presentation as appropriate at the time of adoption.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended March 31, 2017, the Company recorded income of $2.5 in spin restructuring reflecting the true up of previously accrued exit lease costs related to right-sizing of the corporate headquarters. For the six months ended March 31, 2017, the Company recorded income of $3.8 in spin restructuring reflecting the second quarter's activity as well as the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

During the quarter ended March 31, 2016, the Company incurred spin costs of $1.9 of which $2.2 was recorded in SG&A, $0.5 was recorded in COGS and income of $0.8 was recorded in spin restructuring. For the six months ended March 31, 2016, the Company incurred $8.8 in spin costs including $8.2 recorded in SG&A, $0.5 recorded in COGS and $0.1 recorded in spin restructuring.

On a project to date basis, the total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. Energizer expects the remaining spin costs to be immaterial.

The following table represents the spin restructuring accrual activity and ending accrual balance at March 31, 2017 and March 31, 2016 recorded in Other current liabilities on the Consolidated Condensed Balance Sheet.

				Utilized
	October 1, 2016	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2017
Severance and termination related costs	$2.8	$—	$—	$(2.0)	$—	$0.8
Contract termination costs	3.6	(2.5)	—	(1.1)	—	—
Net gain on asset sales	—	(1.3)	—	1.3	—	—
Total	$6.4	$(3.8)	$—	$(1.8)	$—	$0.8

				Utilized
	October 1, 2015	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2016
Severance and termination related costs	$12.0	$—	$(0.6)	$(8.0)	$—	$3.4
Non-cash asset write down	—	0.1	—	(0.1)	—	—
Other exit costs	0.3	0.6	0.5	(1.2)	(0.1)	0.1
Net gain on asset sales	—	(0.6)	—	0.6	—	—
Total	$12.3	$0.1	$(0.1)	$(8.7)	$(0.1)	$3.5
(a) Includes the impact of currency translation.

(3) Income Taxes

The six month effective tax rate was 26.3% as compared to 29.1% for the prior year comparative period. The decrease in the current year rate is primarily due to the benefit on the non-taxable gain on the sale of real estate in Asia and the $1.4 discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the first quarter.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $6.7 and $11.9 for the quarter and six months ended March 31, 2017, respectively, and $6.1 and $10.7 for the quarter and six months ended March 31, 2016, respectively, and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2017 and 2016, respectively.

(in millions, except per share data)
	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net earnings	$46.9	$16.4	$142.5	$81.9
Basic average shares outstanding	61.8	61.8	61.8	62.0
Effect of dilutive restricted stock equivalents	0.5	0.5	0.6	0.4
Effect of dilutive performance shares	0.5	—	0.5	—
Diluted average shares outstanding	62.8	62.3	62.9	62.4
Basic earnings per common share	$0.76	$0.27	$2.31	$1.32
Diluted earnings per common share	$0.75	$0.26	$2.27	$1.31

For the quarter and six months ended March 31, 2017, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations. For the quarter and six months ended March 31, 2016, approximately 0.5 million anti-dilutive securities were not included in the diluted net earnings per share calculations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

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

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarter and six months ended March 31, 2017 and 2016, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net Sales
Americas	$218.5	$194.9	$583.6	$508.6
EMEA	74.1	76.3	188.8	194.2
Asia Pacific	66.4	62.8	146.2	138.0
Total net sales	$359.0	$334.0	$918.6	$840.8
Segment Profit
Americas	$60.5	$45.7	$183.6	$144.4
EMEA	14.0	8.2	40.1	31.2
Asia Pacific	19.3	14.5	44.0	34.0
Total segment profit	93.8	68.4	267.7	209.6
General corporate and other expenses (1)	(26.4)	(21.3)	(40.5)	(37.2)
Global marketing expense (1)	(4.0)	(3.1)	(7.0)	(5.3)
Research and development expense	(5.1)	(6.4)	(10.9)	(12.5)
Amortization of intangible assets	(3.0)	—	(5.6)	—
Restructuring (2)	—	(1.5)	—	(4.8)
Acquisition and integration costs (3)	(1.7)	—	(2.5)	—
Spin costs (4)	—	(2.7)	—	(8.7)
Spin restructuring	2.5	0.8	3.8	(0.1)
Gain on sale of real estate	15.2	—	15.2	—
Interest expense	(13.1)	(13.1)	(26.4)	(26.0)
Other items, net	1.1	(0.1)	(0.4)	0.5
Total earnings before income taxes	$59.3	$21.0	$193.4	$115.5
(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) Includes pre-tax costs of $1.2 and $2.3 for the quarter and six months ended March 31, 2016 of accelerated depreciation related to our streamlining of plants recorded in cost of products sold on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(3) The quarter and six months ended March 31, 2017 included $0.2 in COGS. All remaining integration and acquisition costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(4) The quarter and six months ended March 31, 2016 included $0.5 in COGS. All remaining spin costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Net Sales	2017	2016	2017	2016
Batteries	$309.9	$311.1	$813.0	$784.6
Other	49.1	22.9	105.6	56.2
Total net sales	$359.0	$334.0	$918.6	$840.8

During the fourth quarter of fiscal 2016, we realigned our supplemental product information. We have reclassified the fiscal year 2016 net sales categories to be consistent with our current presentation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	March 31, 2017	September 30, 2016
Americas	$457.1	$475.2
EMEA	232.5	242.0
Asia Pacific	439.8	390.8
Total segment assets	$1,129.4	$1,108.0
Corporate	140.5	159.1
Goodwill and other intangible assets	458.1	464.4
Total assets	$1,728.0	$1,731.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2016 and March 31, 2017:

	Americas	EMEA	Asia Pacific	Total
Balance at October 1, 2016	$213.7	$5.3	$10.7	$229.7
Cumulative translation adjustment	—	(0.2)	(0.3)	(0.5)
Balance at March 31, 2017	$213.7	$5.1	$10.4	$229.2

Energizer had indefinite-lived intangible assets of $77.8 at March 31, 2017 and $78.0 at September 30, 2016. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at March 31, 2017 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$2.0	$38.1
Customer relationships	84.4	4.4	80.0
Patents	34.5	1.9	32.6
Non-compete	0.5	0.1	0.4
Total intangible assets at March 31, 2017	$159.5	$8.4	$151.1

Total amortizable intangible assets at September 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$0.7	$39.4
Customer relationships	84.4	1.5	82.9
Patents	34.5	0.6	33.9
Non-compete	0.5	—	0.5
Total intangible assets at September 30, 2016	$159.5	$2.8	$156.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(8) Debt

The detail of long-term debt was as follows:

	March 31, 2017	September 30, 2016
Senior Secured Term Loan B Facility, net of discount due 2022	$394.0	$396.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	994.0	996.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(10.2)	(10.3)
Total long-term debt	$979.8	$981.7

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

The Senior Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the Senior Notes, and payments began on December 15, 2015. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

On July 8, 2016, the Company entered into an amendment to the existing credit agreement to increase capacity on the Revolving Facility to $350.0. This additional capacity is available to be utilized for working capital and other general corporate purposes. There were no other changes to the terms of the Revolving Facility.

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2017, the Company had $75.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $268.3 remains available as of March 31, 2017.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. The original interest rate was LIBOR subject to a 75 basis points floor, plus 250 basis points. On March 16, 2017, the Company completed the repricing of its Term Loan reducing the interest to LIBOR plus 200 basis points. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. No other terms were changed as result of the March repricing.

In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This swap agreement was terminated in March 2017 and the Company entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

For the quarter ended March 31, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.04%.

The notes payable balance was $83.6 at March 31, 2017 and $57.4 at September 30, 2016. The March 31, 2017 balance was comprised of $75.0 outstanding borrowings on the Revolving Facility as well as $8.6 of other borrowings, including those from foreign affiliates. The September 30, 2016 balance was comprised of $52.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

outstanding borrowings on the Revolving facility as well as $4.9 of other borrowings, including those from foreign affiliates.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of March 31, 2017, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2017 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $974.0 thereafter.

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
The Company’s net periodic pension benefit cost for these plans are as follows:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$0.4	$0.3	$0.8	$0.6
Interest Cost	5.4	6.7	10.8	13.4
Expected return on plan assets	(10.6)	(10.7)	(21.2)	(21.3)
Amortization of unrecognized net losses	2.1	1.6	4.1	3.2
Settlement charge	—	0.1	—	0.2
Net periodic benefit credit	$(2.7)	$(2.0)	$(5.5)	$(3.9)

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

(10) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the six months ended March 31, 2017, the Company repurchased 192,029 shares for $8.6, at an average price of $44.54 per share, under this authorization. The incremental $0.7 of cash outflow for share repurchases in the current fiscal year are related to cash settled purchases initiated during the last three days of fiscal 2016.

On November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock. The dividend was paid on December 15, 2016 to all shareholders of record as of November 30, 2016 and totaled $17.0.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

On January 30, 2017, the Board of Directors declared a dividend for the second quarter of 2017 of $0.275 per share of common stock. The dividend was paid on March 14, 2017 to all shareholders of record as of February 21, 2017 and totaled $17.0.

The incremental dividend payments of $1.1 made in fiscal 2017 were related to restricted stock awards that vested during November 2016.

Subsequent to the fiscal quarter end, on May 1, 2017, the Board of Directors declared a dividend for the third quarter of 2017 of $0.275 per share of common stock, payable on June 14, 2017, to all shareholders of record as of the close of business May 22, 2017.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2017 and September 30, 2016, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2017 and September 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Additionally, Energizer’s foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in a transaction gain or loss recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017 and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

Both hedging instruments were considered cash flow hedges for accounting purposes. At the time of the termination of the 2015 Swap, the $1.7 loss was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022.

At March 31, 2017 the 2017 Swap had an unrecognized pre-tax loss of $0.8 and at September 30, 2016 the 2015 Swap had an unrecognized pre-tax loss of $9.7 both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2017 and September 30, 2016, Energizer had an unrealized pre-tax gain of $0.9 and a loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2017 levels, over the next 12 months, $0.9 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2018. There were 64 open foreign currency contracts at March 31, 2017, with a total notional value of $115.

Derivatives not Designated in Hedging Relationships

Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 10 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2017, with a total notional value of approximately $85.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2017 and September 30, 2016, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2017 and 2016, respectively:

	At March 31, 2017	For the Quarter Ended March 31, 2017		For the Six Months Ended March 31, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$0.9	$(2.0)	$0.7	$3.2	$1.2
Interest rate contracts	(0.8)	(0.7)	(0.7)	5.8	(1.4)
Total	$0.1	$(2.7)	$—	$9.0	$(0.2)

	At September 30, 2016	For the Quarter Ended March 31, 2016		For the Six Months Ended March 31, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(1.1)	$(4.7)	$1.6	$(2.8)	$4.4
Interest rate contracts	(9.7)	(5.6)	(0.8)	(4.4)	(1.5)
Total	$(10.8)	$(10.3)	$0.8	$(7.2)	$2.9
1. All derivative assets are presented in Other current assets or Other assets.
2. All derivative liabilities are presented in Other current liabilities or Other liabilities.
3. OCI is defined as other comprehensive income.
4. Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other items, net and interest rate contracts in interest expense.
5. Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of March 31, 2017 and September 30, 2016 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended March 31, 2017 and 2016, respectively:

	At March 31, 2017	For the Quarter Ended March 31, 2017	For the Six Months Ended March 31, 2017
	Estimated Fair Value Liability	Gain Recognized in Income (1)	Loss Recognized in Income (1)
Foreign currency contracts	$(1.1)	$0.6	$(1.3)

	At September 30, 2016	For the Quarter Ended March 31, 2016	For the Six Months Ended March 31, 2016
	Estimated Fair Value Liability	Gain Recognized in Income (1)	Gain Recognized in Income (1)
Foreign currency contracts	$(1.0)	$0.9	$0.2
1. Loss recognized in Income was recorded as foreign currency in Other, items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At March 31, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.2	$(0.4)	$1.8	$0.8	$—	$0.8

Offsetting of derivative liabilities
		At March 31, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.0)	$—	$(2.0)	$(3.2)	$0.3	$(2.9)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2017 and September 30, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Liabilities at estimated fair value:	March 31, 2017	September 30, 2016
Deferred Compensation	$(41.1)	$(47.6)
Derivatives - Foreign Currency Contracts	(0.2)	(2.1)
Derivatives - Interest Rate Swap	(0.8)	(9.7)
Exit lease liability	—	(3.7)
Net Liabilities at estimated fair value	$(42.1)	$(63.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2017 and at September 30, 2016.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At March 31, 2017, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2016, the estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The lease was successfully exited during the second quarter 2017 and there is no liability at March 31, 2017.

At March 31, 2017 and September 30, 2016, the fair market value of fixed rate long-term debt was $605.3 and $600.1, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	(16.4)	1.6	2.5	3.7	(8.6)
Reclassifications to earnings	—	2.8	(1.0)	0.9	2.7
Balance at March 31, 2017	$(115.8)	$(155.5)	$0.8	$(1.5)	$(272.0)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.7	$1.6	$1.2	$4.4	Other items, net
Interest rate swap	(0.7)	(0.8)	(1.4)	(1.5)	Interest expense
	—	0.8	(0.2)	2.9	Total before tax
	0.1	(0.1)	0.3	(0.5)	Tax (expense)/benefit
	$0.1	$0.7	$0.1	$2.4	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(2.1)	(1.6)	(4.1)	(3.2)	(2)
Settlement loss	—	(0.1)	—	(0.2)	(2)
	(2.1)	(1.7)	(4.1)	(3.4)	Total before tax
	0.7	0.6	1.3	1.1	Tax (expense)/benefit
	$(1.4)	$(1.1)	$(2.8)	$(2.3)	Net of tax
Total reclassifications for the period	$(1.3)	$(0.4)	$(2.7)	$0.1	Net of tax
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 9, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(13) Supplemental Financial Statement Information

	March 31, 2017	September 30, 2016
Inventories
Raw materials and supplies	$37.1	$46.1
Work in process	87.0	72.0
Finished products	153.4	171.1
Total inventories	$277.5	$289.2
Other Current Assets
Miscellaneous receivables	$26.0	$27.7
Prepaid expenses	64.9	70.0
Value added tax collectible from customers	21.4	22.9
Other	3.4	1.5
Total other current assets	$115.7	$122.1
Property, Plant and Equipment
Land	$4.7	$9.8
Buildings	121.4	138.2
Machinery and equipment	696.0	771.9
Construction in progress	16.0	16.6
Total gross property	838.1	936.5
Accumulated depreciation	(656.0)	(734.8)
Total property, plant and equipment, net	$182.1	$201.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$8.7	$16.9
Accrued trade allowances	51.5	54.0
Accrued salaries, vacations and incentive compensation	36.4	59.3
Spin restructuring reserve	0.8	4.0
Income taxes payable	19.7	15.0
Other	98.9	105.5
Total other current liabilities	$216.0	$254.7
Other Liabilities
Pensions and other retirement benefits	$122.1	$139.4
Deferred compensation	41.1	47.6
Other non-current liabilities	46.8	59.7
Total other liabilities	$210.0	$246.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

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

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as costs related to the spin, restructuring activities, acquisition and integration costs and gain on sale of real estate. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our three geographic segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, amortization expense, interest expense, other items, net and charges related to the spin-off, restructuring, acquisition and integration and gains on sale of real estate have all been excluded from segment profit.

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to spin-off, restructurings, acquisition and integration and gain on sale of real estate.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of Energizer. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

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

Acquisition

On July 1, 2016, the Company completed its acquisition of HandStands Holdings Corporation (auto care acquisition), a leading designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus working capital adjustments of $4.0, net of acquired cash.

With the auto care acquisition, Energizer's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies.

During the quarter and six months ended March 31, 2017, the Company incurred acquisition and integration costs of $1.7 and $2.5, respectively. Total acquisition and integration related costs associated with the auto care acquisition incurred to date were $21.8. Acquisition and integration costs for 2017 are expected to be in the range of $5 to $10.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter net earnings of $46.9, or $0.75 per diluted share. This compares to net income of $16.4, or $0.26 per diluted share, in the prior year second fiscal quarter. Adjusted net earnings per diluted share were $0.50 for the second fiscal quarter as compared to $0.30 in the prior year quarter, an increase of 67%.
Energizer reported net earnings of $142.5, or $2.27 per diluted share, for the six months ended March 31, 2017. This compares to net income of $81.9, or $1.31 per diluted share in the prior year comparative period. Adjusted net earnings per diluted share were $2.01 for the six months ended March 31, 2017 as compared to $1.46 for the six months ended March 31, 2016, an increase of 38%.

Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to spin costs, spin restructuring costs, restructuring costs, acquisition and integration costs, and gain on sale of real estate as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended March 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Reported - GAAP	$59.3	$21.0	$46.9	$16.4	$0.75	$0.26
Impacts: Expense (Income)
Spin costs (1)	—	2.7	—	1.8	—	0.03
Spin restructuring	(2.5)	(0.8)	(1.4)	(0.6)	(0.02)	—
Restructuring (2)	—	1.5	—	0.9	—	0.01
Acquisition and integration costs (3)	1.7	—	1.1	—	0.01	—
Gain on sale of real estate	(15.2)	—	(15.2)	—	(0.24)	—
Adjusted - Non-GAAP (4)	$43.3	$24.4	$31.4	$18.5	$0.50	$0.30
Weighted average shares - Diluted					62.8	62.3

	For the Six Months Ended March 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Reported - GAAP	$193.4	$115.5	$142.5	$81.9	$2.27	$1.31
Impacts: Expense (Income)
Spin costs (1)	—	8.7	—	5.7	—	0.09
Spin restructuring	(3.8)	0.1	(2.4)	0.2	(0.04)	0.01
Restructuring (2)	—	4.8	—	3.0	—	0.05
Acquisition and integration costs (3)	2.5	—	1.6	—	0.02	—
Gain on sale of real estate	(15.2)	—	(15.2)	—	(0.24)	—
Adjusted - Non-GAAP (5)	$176.9	$129.1	$126.5	$90.8	$2.01	$1.46
Weighted average shares - Diluted					62.9	62.4

(1) The quarter and six months ended March 31, 2016 included $0.5 recorded in cost of products sold. All remaining spin costs are included in SG&A expense.

(2) The quarter ended and six months ended March 31, 2016 includes $1.2 and $2.3, respectively, of accelerated depreciation related to the streamlining of a plant in North America included in cost of products sold.

(3) The quarter and six months ended March 31, 2017 included $0.2 recorded in cost of products sold. All remaining acquisition and integration costs are included in SG&A expense.

(4) The effective tax rate for the quarters ended March 31, 2017 and 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 27.5% and 24.2%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The total tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $0.5 and expense of $1.3, respectively, for the quarters ended March 31, 2017 and 2016.

(5) The effective tax rate for the six months ended March 31, 2017 and 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 28.5% and 29.7%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $0.5 and expense of $4.7, respectively, for the six months ended March 31, 2017 and 2016.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended March 31, 2017
Total Net Sales	Q2	% Chg	Six Months	% Chg
Net sales - FY '16	$334.0		$840.8
Organic	—	—%	36.5	4.3%
Impact of acquisition	29.4	8.8%	57.2	6.8%
Impact of currency	(4.4)	(1.3)%	(15.9)	(1.8)%
Net sales - FY '17	$359.0	7.5%	$918.6	9.3%
See non-GAAP measure disclosures above.

Net sales were $359.0 million for the second quarter of 2017, an increase of $25.0 million as compared to the prior year quarter driven by the following items:

•	Organic net sales were flat in the second fiscal quarter due to the following items:

◦	Carryover benefit of distribution and shelf space gains achieved throughout fiscal 2016 contributed approximately 2%;

◦	Improved pricing and product mix contributed approximately 2%; and

◦
Anticipated retailer inventory de-load in the current fiscal quarter of approximately 4% fully offset the favorable items noted above. The strong sell through early in the holiday season resulted in replenishment orders prior to the end of the first quarter resulting in the retailer de-load that occurred in the second quarter of the current fiscal year.

•	Net sales increased $29.4 million, or 8.8%, due to the impact of the auto care acquisition.

•	Unfavorable currency impacts were $4.4 million, or 1.3%.

Net sales for the six months ended March 31, 2017 were $918.6 million, an increase of 9.3% as compared to the prior year comparative period driven by the following items:

•
Organic net sales increased $36.5 million, or 4.3%, reflecting the carryover benefit of new distribution and shelf space gains, incremental holiday activity, improved pricing and product mix and increased storm volume.

•	Net sales increased $57.2 million, or 6.8%, due to the impact of the auto care acquisition.

•	Unfavorable currency impacts were $15.9 million, or 1.8%.

Gross margin percentage for the second fiscal quarter of 2017 was 46.8%, up 440 basis points. Excluding prior year restructuring and spin costs of $1.2 and $0.5, respectively, and the current year integration costs of $0.2, gross margin increased 390 basis points. This increase was driven by cost reductions realized from continued productivity improvements, as well as the year over year benefit of productivity investments recorded in the prior year, material and purchased product cost favorability and improved pricing and product mix. These items were partially offset by the unfavorable impact of foreign currencies on our gross margin rate.

Gross margin percentage for the six months ended March 31, 2017 was up 360 basis points. Excluding prior year restructuring and spin costs of $2.3 and $0.5, respectively, and the current year integration costs of $0.2, gross margin increased 340 basis points. This increase was driven by cost reductions realized from continued productivity improvements, as well as the year over year benefit of productivity investments recorded in the prior year, material and purchased product cost favorability, improved overhead absorption driven by the strong volume performance in the first part of the year and improved pricing and product mix. These items were partially offset by the unfavorable impact of foreign currencies on our gross margin rate.

Advertising and sales promotion expense (A&P) was $16.6 in the second fiscal quarter of 2017, or 4.6% of net sales, as compared to $18.1, or 5.4% of net sales, in the prior period. A&P expense was $50.9 million for the six months ended March 31, 2017, or 5.5% of net sales, up slightly compared to $48.2 million, or 5.7% of net sales, in the prior year comparative period.
Selling, general, and administrative expense (SG&A) was $89.6 in the second fiscal quarter of 2017, or 25.0% of net sales, as compared to $83.4, or 25.0% of net sales, in the prior period. Included in the second fiscal quarter results were costs of $1.5 related to acquisition and integration costs. Included in the prior year quarter results were costs of $2.2 related to the spin transaction. Excluding spin, acquisition and integration costs, SG&A was $88.1 million, an increase of $6.9 over the prior year. The increase was due in part to $3.1 of incremental SG&A related to the acquired auto care business. SG&A, excluding spin costs and acquisition and integration costs, was 24.5% of net sales, essentially flat compared to 24.3% in the prior year.
SG&A was $170.9 million for the six months ended March 31, 2017, or 18.6% of net sales, as compared to $167.1 million, or 19.9% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2017 results were costs of $2.3 related to acquisition and integration costs. Included in the prior year six months results were costs of $8.2 related to the spin transaction. Excluding spin, acquisition and integration costs, SG&A was $168.6, an increase of $9.7 over the prior year. The increase was due in part to $6.6 of incremental SG&A related to the acquired auto care business. SG&A, excluding spin costs and acquisition and integration costs, was 18.4% of net sales compared to 18.9% in the prior year. The lower percentage comparison versus the prior year reflects the improved top-line performance and continued tight cost controls.
Research and Development (R&D) decreased to $5.1, or 1.4% of net sales, for the quarter ended March 31, 2017, as compared to $6.4, or 1.9% of net sales, in the prior year comparative period. For the six months ended March 31, 2017, R&D was $10.9 million, or 1.2% of net sales, as compared to $12.5 million, or 1.5% of net sales, in the prior year comparative period. The decrease reflected more efficient and effective R&D spending.

Interest expense was $13.1 for the second fiscal quarter of 2017, flat compared to $13.1 for the prior year comparative period. Interest expense was $26.4 million for the six months ended March 31, 2017, and $26.0 million for the prior year comparative period.
Gain on sale of real estate was $15.2 related to the sale of office building space in Asia as we continue to right size our real estate footprint post spin.
Other items, net was income of $1.1 for the second fiscal quarter of 2017 compared to $0.1 of expense for the prior year second quarter. The second fiscal quarter of 2017 income reflects the net impact of interest income and hedging contract gains slightly offset by net revaluation losses on nonfunctional currency balance sheet exposures. The second fiscal quarter of 2016 expense reflects an impairment charge on an available for sale security of $2.0, as well as net revaluation losses on nonfunctional currency balance sheet exposures. These items were almost fully offset by the net impact of hedging contract gains and interest income.

Other items, net was expense of $0.4 million for the six months ended March 31, 2017 and income of $0.5 million for the prior year comparative period. The six months ended March 31, 2017 results reflect the net impact of net revaluation losses on nonfunctional currency balance sheet exposures partially offset by interest income and hedging contract gains. The six months ended March 31, 2016 results reflect the net impact of hedging contract gains and interest income partially offset by an impairment charge on an available for sale security of $2.0, as well as net revaluation losses on nonfunctional currency balance sheet exposures.

The effective tax rate was 26.3% as compared to 29.1% for the prior year comparative period. The decrease in the current year rate is due to the benefit from the non-taxable real estate gain in Asia and the $1.4 million discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the first quarter.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the quarter ended March 31, 2017, the Company recorded income of $2.5 in spin restructuring reflecting revised estimates of previously accrued exit lease costs related to right-sizing of the corporate headquarters. For the six months ended March 31, 2017, the Company recorded a gain of $3.8 in spin restructuring, reflecting the second quarter's activity as well as the first quarter income from the sale of a facility in North America that was closed as part of the spin.

During the quarter ended March 31, 2016, the Company incurred spin costs of $1.9; of which $2.2 was recorded in SG&A, $0.5 was recorded in COGS and income of $0.8 was recorded in spin restructuring. For the six months ended March 31, 2016, the Company incurred $8.8 in spin costs; of which $8.2 recorded in SG&A, $0.5 recorded in COGS and $0.1 recorded in spin restructuring.

On a project to date basis, the total costs incurred or allocated to Energizer for the spin-off were $197.6, inclusive of the costs of early debt retirement of $26.7 recorded in fiscal 2015. Energizer expects any remaining spin costs to be immaterial.

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

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 6, Segments, to the unaudited Consolidated Condensed Financial Statements for the quarter ended March 31, 2017.

Segment sales and profitability analysis for the quarter and six months ended March 31, 2017 are presented below.

Net Sales (In millions)
Quarter and Six Months Ended March 31, 2017

	Quarter Ended March 31, 2017		Six Months Ended March 31, 2017
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '16	$194.9		$508.6
Organic	(2.8)	(1.4)%	31.0	6.1%
Impact of acquisition	27.0	13.9%	50.6	9.9%
Impact of currency	(0.6)	(0.4)%	(6.6)	(1.3)%
Net Sales - FY '17	$218.5	12.1%	$583.6	14.7%

EMEA
Net sales - FY '16	$76.3		$194.2
Organic	0.2	0.3%	1.1	0.6%
Impact of acquisition	2.0	2.6%	4.4	2.3%
Impact of currency	(4.4)	(5.8)%	(10.9)	(5.7)%
Net Sales - FY '17	$74.1	(2.9)%	$188.8	(2.8)%

Asia Pacific
Net sales - FY '16	$62.8		$138.0
Organic	2.6	4.1%	4.4	3.2%
Impact of acquisition	0.4	0.6%	2.2	1.6%
Impact of currency	0.6	1.0%	1.6	1.1%
Net Sales - FY '17	$66.4	5.7%	$146.2	5.9%

Total Net Sales
Net sales - FY '16	$334.0		$840.8
Organic	—	—%	36.5	4.3%
Impact of acquisition	29.4	8.8%	57.2	6.8%
Impact of currency	(4.4)	(1.3)%	(15.9)	(1.8)%
Net Sales - FY '17	$359.0	7.5%	$918.6	9.3%

Results for the Quarter Ended March 31, 2017

Americas reported a net sales increase of 12.1% which was positively impacted by the auto care acquisition that contributed $27.0, or 13.9%, partially offset by foreign currency of $0.6, or 0.4%. Organic net sales decreased 1.4% as the carryover benefit of distribution and shelf space gains were more than offset by the anticipated inventory retailer de-load that occurred in the second fiscal quarter.

EMEA reported net sales declined 2.9% negatively impacted by foreign currency of 5.8%. Organic net sales increased by 0.3% driven by increased pricing in certain markets partially offset by lower volumes driven by the timing of promotional programs in the current year. In addition, net sales increased $2.0, or 2.6%, due to the impact of the auto care acquisition.

Asia Pacific reported net sales improved by 5.7%, including the positive impact of foreign currency of 1.0%. Organic net sales increased 4.1% driven primarily by pricing actions in several key markets and prior year promotional activities that were not repeated in the current fiscal year. An additional $0.4, or 0.6%, increase in net sales is attributable to the impact of the auto care acquisition.

Results for the Six Months Ended March 31, 2017

Americas reported net sales improved 14.7%. This growth was driven by an increase in organic sales of 6.1% as a result of the carryover benefit of distribution and shelf space gains, strong holiday activity, and pricing in certain markets. These gains were partially offset by the anticipated inventory de-load in the second fiscal quarter. The impact of the auto care acquisition also resulted in an increase to net sales of $50.6, or 9.9%. These increases were offset by the negative impact of foreign currency of $6.6, or 1.3%.

EMEA reported net sales declined 2.8%, negatively impacted by foreign currency (5.7%). Organic net sales increased by 0.6%, driven by increased pricing in certain markets and favorable product mix partially offset by lower volumes driven by timing of promotional programs and holiday shipments in the first fiscal quarter. In addition, net sales increased $4.4, or 2.3%, due to the impact of the auto care acquisition.

Asia Pacific reported net sales improved 5.9%, including the positive impact of foreign currency of 1.1%. Organic net sales increased by 3.2% driven primarily by distribution gains, strong holiday activity in the first fiscal quarter, and pricing in several key markets. An additional $2.2, or 1.6%, increase in net sales is attributable to the impact of the auto care acquisition.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2017

	Quarter Ended March 31, 2017		Six Months Ended March 31, 2017
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '16	$45.7		$144.4
Organic	6.6	14.4%	29.0	20.1%
Impact of acquisition	8.7	19.0%	14.5	10.0%
Impact of currency	(0.5)	(1.0)%	(4.3)	(3.0)%
Segment Profit - FY '17	$60.5	32.4%	$183.6	27.1%

EMEA
Segment Profit - FY '16	$8.2		$31.2
Organic	6.7	81.7%	12.5	40.1%
Impact of acquisition	1.2	14.6%	2.6	8.3%
Impact of currency	(2.1)	(25.6)%	(6.2)	(19.9)%
Segment Profit - FY '17	$14.0	70.7%	$40.1	28.5%

Asia Pacific
Segment Profit - FY '16	$14.5		$34.0
Organic	4.0	27.6%	7.4	21.8%
Impact of acquisition	0.3	2.1%	1.3	3.8%
Impact of currency	0.5	3.4%	1.3	3.8%
Segment Profit - FY '17	$19.3	33.1%	$44.0	29.4%

Total Segment Profit
Segment Profit - FY '16	$68.4		$209.6
Organic	17.3	25.3%	48.9	23.3%
Impact of acquisition	10.2	14.9%	18.4	8.8%
Impact of currency	(2.1)	(3.1)%	(9.2)	(4.4)%
Segment Profit - FY '17	$93.8	37.1%	$267.7	27.7%
Refer to Note 6, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2017

Global reported segment profit improved by $25.4, or 37.1%. Excluding the unfavorable movement in foreign currencies of $2.1 and the favorable impact of the auto care acquisition of $10.2, organic segment profit increased $17.3, or 25.3%, in the current fiscal quarter. The organic segment profit increase was driven primarily by improved gross margin as a result of cost reductions realized from continued productivity improvements as well as the year over year benefit of productivity investments recorded in the prior year, material and purchased product cost favorability and improved pricing and product mix. The timing of A&P spending also contributed to the increase.

Americas reported segment profit improved $14.8 inclusive of the favorable impact of the auto care acquisition of $8.7, partially offset by the negative impact from foreign currency of $0.5. Organic segment profit increased by $6.6 driven by favorable gross margin and lower spending driven by the timing of A&P.

EMEA reported segment profit increased $5.8 inclusive of the favorable impact of the auto care acquisition of $1.2 offset by the negative impact from foreign currency of $2.1. Organic segment profit increased by $6.7 driven by increased pricing in certain markets and favorable gross margin slightly offset by increased overhead spending.

Asia Pacific reported segment profit increased $4.8 inclusive of the favorable impact of the auto care acquisition of $0.3 and the favorable impact from foreign currency of $0.5. Organic segment profit improved by $4.0 due primarily to the organic net sales increase noted above and favorable gross margin.

Results for the Six Months Ended March 31, 2017

Global reported segment profit improved $58.1, or 27.7%. Excluding the unfavorable movement in foreign currencies of $9.2 and the favorable impact of the auto care acquisition of $18.4, organic segment profit increased $48.9, or 23.3%, in the current fiscal quarter. The increase was driven by higher net sales as noted above and improved gross margin as a result of cost reductions realized from productivity improvements as well as the year over year benefit of productivity investments recorded in the prior year, material and purchased product cost favorability and improved overhead absorption driven by the strong volume performance in the first quarter. An increase in overhead spend, driven by timing, offset some of the increase.

Americas reported segment profit improved $39.2 inclusive of the favorable impact of the auto care acquisition of $14.5, partially offset by the negative impact from foreign currency of $4.3. Organic segment profit increased by $29.0 driven by top-line growth as well as favorable gross margin. These gains were partially offset by the anticipated inventory de-load that occurred in the second fiscal quarter.

EMEA reported segment profit increased $8.9 inclusive of the favorable impact of the auto care acquisition of $2.6, offset by the negative impact from foreign currency of $6.2. Organic segment profit increased by $12.5 driven by higher net sales due to increased pricing and favorable gross margin, slightly offset by increased overhead and A&P spending.

Asia Pacific reported segment profit increased $10.0 inclusive of the favorable impact of the auto care acquisition of $1.3 and favorable impact from foreign currency of $1.3. Organic segment profit improved by $7.4 due primarily to net sales gains and favorable gross margin, partially offset by increased overhead and A&P spending.

General Corporate and Global Marketing Expenses

	For the Quarter Ended March 31, 2017		For the Six Months Ended March 31,
	2017	2016	2017	2016
General corporate and other expenses	$26.4	$21.3	$40.5	$37.2
Global marketing expense	4.0	3.1	7.0	5.3
General corporate and global marketing expense	$30.4	$24.4	$47.5	$42.5
% of Net Sales	8.5%	7.3%	5.2%	5.1%

For the quarter ended March 31, 2017, general corporate and other expenses were $26.4, an increase of $5.1 as compared to the prior year comparative period due primarily to increased employee benefit related costs and increased legal reserves. For the six months ended March 31, 2017, general corporate and other expenses were $40.5, an increase of $3.3 as compared to the prior year comparative period due primarily to increased legal reserves.

For the quarter and six months ended March 31, 2017, global marketing expenses were $4.0 and $7.0, respectively, compared to $3.1 and $5.3 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2017, Energizer had $372.2 of cash and cash equivalents, approximately 98% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2017, the Company had $75.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $268.3 remains available as of March 31, 2017.

Operating Activities

Cash flow from operating activities was $124.3 in the six months ended March 31, 2017, as compared to $128.3 in the prior year comparative period. An increase in net earnings of $45.4, excluding the gain on real estate of $15.2, positively contributed to operating cash flow in the six month period. Year over year changes in working capital of $54.8 more than offset the increased net earnings. The change in working capital was primarily driven by the year over year inventory change of approximately $54. Inventories were elevated at March 31, 2017 compared to the prior year to fulfill increased demand and in support of our product portfolio plans in the back half of fiscal year 2017.

Investing Activities

Net cash from investing activities was $10.8 and used by investing activities was $13.5 in six months ended March 31, 2017 and 2016, respectively, and consisted of the following:

•	Capital expenditures of $12.3 and $14.2 in the six months ended March 31, 2017 and 2016, respectively. These capital expenditures were funded by cash flow from operations.

•
The current year expenditures were fully offset by proceeds from the sale of assets of $23.1. The proceeds were primarily related to the sale of a previously closed facility in the first quarter and office space in the second quarter.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2017 for capital expenditures relating to maintenance, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $39.2 for the six months ended March 31, 2017 as compared to $52.3 in the prior fiscal year comparative period. For six months ended March 31, 2017, cash flow from financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $16.0, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $35.1 (see below);

•	Common stock repurchases of $9.3 (see below);

•	Taxes paid for withheld share-based payments of $8.2;

•	Payments of debt with maturities greater than 90 days of $2.0; and

•	Debt issuance costs of $0.6.

For the six months ended March 31, 2016, cash flow from financing activities consisted of the following:

•	Net increase in debt with original maturities of 90 days or less of $4.7, related to notes payable in our international businesses;

•	Dividends paid of $30.9;

•	Common stock repurchases of $21.8 at an average price of $36.27 per share;

•	Taxes paid for withheld share-based payments of $4.1;

•	Payments of debt with maturities greater than 90 days of $1.0; and

•	Excess tax benefits from share-based payments of $0.8.

Dividends

On November 14, 2016, the Board of Directors declared a dividend for the first quarter of fiscal 2017 of $0.275 per share of common stock. The dividend was paid on December 15, 2016 to shareholders on record as of November 30, 2016 and totaled $17.0.

On January 30, 2017, the Board of Directors declared a dividend for the second quarter of fiscal 2017 of $0.275 per share of common stock. The dividend was paid on March 14, 2017 to shareholders on record as of February 21, 2017 and totaled $17.0.

The incremental dividend payments of $1.1 made in the first six months of 2017 were related to restricted stock awards that vested during November 2016.

Subsequent to the fiscal quarter end, on May 1, 2017, the Board of Directors declared a dividend for the third quarter of 2017 of $0.275 per share of common stock, payable on June 14, 2017, to all shareholders of record as of the close of business May 22, 2017.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

During the six months ended March 31, 2017, the Company repurchased 192,029 shares at an average price of $44.54 per share, or $8.6, under this authorization. The incremental $0.7 of cash outflow for share repurchases in the current fiscal year are related to cash settled purchases initiated during the last three days of fiscal 2016.

From July 2015 and through the date of this filing, a total of 1.0 million shares were repurchased on the open market at an average price of $40.09 under the current share repurchase authorization. At May 3, 2017, the date of this filing, 6.5 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2017 were $4.3. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2017 and September 30, 2016, Energizer had an unrealized pre-tax gain of $0.9 and loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2017 levels over the next twelve months, approximately $0.9 of the pre-tax gain included in Accumulated other comprehensive income at March 31, 2017, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2018.

Derivatives Not Designated as Cash Flow Hedging Relationships

Energizer's foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2017 resulted in income of $0.6 and expense of $1.3, respectively, and income of $0.9 and $0.2 for the quarter and six months ended March 31, 2016, respectively, and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At March 31, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017 and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap). For the quarter ended March 31, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.04%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 15, 2016, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2017 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	10,000	$46.68	10,000	6,475,000
February 1- February 28	—	$—	—	6,475,000
March 1 - March 31	217	$55.59	—	6,475,000
Total	10,217	$46.86	10,000
(1) 217 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. 10,000 shares were repurchased on the open market during the quarter under this share repurchase authorization.
Item 6. Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Brian K. Hamm
Brian K. Hamm
Executive Vice President and Chief Financial Officer

Date:	May 3, 2017

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

10.1
Refinancing Amendment No. 1 to the Credit Agreement, dated as of March 16, 2017, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2017).

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