Form 10-Q
period 2017-06-30
ENERGIZER HOLDINGS, INC.
filed 2017-08-02
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 31, 2017: 61,905,391.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$372.0	$361.0	$1,290.6	$1,201.8
Cost of products sold	214.0	207.3	693.1	676.7
Gross profit	158.0	153.7	597.5	525.1

Selling, general and administrative expense	83.2	87.0	254.1	254.1
Advertising and sales promotion expense	20.2	22.8	71.1	71.0
Research and development expense	5.1	6.6	16.0	19.1
Amortization of intangible assets	2.8	—	8.4	—
Spin restructuring	—	0.9	(3.8)	1.0
Restructuring	—	—	—	2.5
Gain on sale of real estate	(1.7)	—	(16.9)	—
Interest expense	13.3	13.1	39.7	39.1
Other items, net	4.6	(0.4)	5.0	(0.9)
Earnings before income taxes	30.5	23.7	223.9	139.2
Income tax provision/(benefit)	5.6	(0.5)	56.5	33.1
Net earnings	$24.9	$24.2	$167.4	$106.1

Basic net earnings per share	$0.40	$0.39	$2.71	$1.71
Diluted net earnings per share	$0.40	$0.39	$2.67	$1.70

Statements of Comprehensive Income:
Net earnings	$24.9	$24.2	$167.4	$106.1
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	11.9	(8.5)	(4.5)	10.1
Pension activity, net of tax of $0.6 and $1.9 for the quarter and nine months ended June 30, 2017, respectively, and $0.5 and $1.5 for the quarter and nine months ended June 30, 2016, respectively.	(0.5)	2.3	3.9	5.0
Deferred (loss)/gain on hedging activity, net of tax of ($1.2) and $1.9 for the quarter and nine months ended June 30, 2017, respectively, and ($0.3) and ($3.1) for the quarter and nine months ended June 30, 2016, respectively.	(4.7)	0.9	1.4	(6.4)
Total comprehensive income	$31.6	$18.9	$168.2	$114.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2017	September 30, 2016
Current assets
Cash and cash equivalents	$404.4	$287.3
Trade receivables, less allowance for doubtful accounts of $5.3 and $6.9, respectively	173.6	190.9
Inventories	301.2	289.2
Other current assets	101.8	122.1
Total current assets	981.0	889.5
Property, plant and equipment, net	178.2	201.7
Goodwill	229.6	229.7
Other intangible assets, net	226.4	234.7
Deferred tax asset	45.3	63.7
Other assets	119.5	112.2
Total assets	$1,780.0	$1,731.5

Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Note payable	108.3	57.4
Accounts payable	182.0	217.0
Other current liabilities	210.9	254.7
Total current liabilities	505.2	533.1
Long-term debt	979.2	981.7
Other liabilities	208.6	246.7
Total liabilities	1,693.0	1,761.5
Shareholders' equity/(deficit)
Common stock	0.6	0.6
Additional paid-in capital	194.2	194.6
Retained earnings	182.4	70.9
Treasury stock	(24.9)	(30.0)
Accumulated other comprehensive loss	(265.3)	(266.1)
Total shareholders' equity/(deficit)	87.0	(30.0)
Total liabilities and shareholders' equity/(deficit)	$1,780.0	$1,731.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2017	2016
Cash Flow from Operating Activities
Net earnings	$167.4	$106.1
Non-cash restructuring costs	(2.5)	4.5
Depreciation and amortization	38.3	23.4
Deferred income taxes	2.1	1.9
Share-based compensation expense	17.8	15.3
Gain on sale of real estate	(16.9)	—
Non-cash items included in income, net	5.8	0.5
Other, net	(19.6)	(19.3)
Changes in current assets and liabilities used in operations	(46.8)	9.5
Net cash from operating activities	145.6	141.9

Cash Flow from Investing Activities
Capital expenditures	(17.5)	(17.8)
Proceeds from sale of assets	27.2	1.5
Net cash from/(used by) investing activities	9.7	(16.3)

Cash Flow from Financing Activities

Payments on debt with maturities greater than 90 days	(3.0)	(2.0)
Net increase in debt with original maturities of 90 days or less	40.7	4.9
Debt issuance costs	(0.8)	—
Dividends paid	(52.1)	(46.4)
Common stock purchased	(9.3)	(21.8)
Taxes paid for withheld share-based payments	(8.2)	(4.1)
Excess tax benefits from share-based payments	—	0.8
Net cash used by financing activities	(32.7)	(68.6)

Effect of exchange rate changes on cash	(5.5)	8.0

Net increase in cash and cash equivalents	117.1	65.0
Cash and cash equivalents, beginning of period	287.3	502.1
Cash and cash equivalents, end of period	$404.4	$567.1

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed Consolidated Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2016 included in the Annual Report on Form 10-K dated November 15, 2016.

The auto care acquisition occurred during the fourth fiscal quarter of 2016 and the purchase price allocation was finalized as of September 30, 2016. The periods ended June 30, 2016 do not include any activity from the auto care acquisition. The quarter and nine months ended June 30, 2017 include revenues of $25.9 and $83.1, respectively, and earnings before income taxes of $2.9 and $12.0, respectively, related to the auto care acquisition.

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

Excess tax benefits created upon the vesting of restricted stock equivalent awards (RSEA) are now recorded as a discrete item within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid in capital. During the nine months ended June 30, 2017, $1.1 was recorded as a discrete benefit in our income tax provision. This ASU provision was applied on a modified retrospective basis; however no cumulative effect adjustment was necessary to retained earnings.
Excess tax benefits are now required to be classified with other income tax cash flows as a Cash Flow from Operating Activities. This was previously reported as a Cash Flow from Financing Activity. The $1.1 excess tax benefit for the nine months ended June 30, 2017 is reflected within the Changes in current assets and liabilities used in operations line. The Company has applied this provision prospectively and the comparable prior year amount of $0.8 is reflected in Cash Flow from Financing Activities.
Cash paid by an employer when directly withholding shares for tax withholding purposes are now required to be classified as a Cash Flow from Financing Activities. For the nine months ended June 30, 2017 and June 30, 2016, the Company has reported $8.2 and $4.1, respectively, for Taxes paid for withheld share payments as a Cash Flow used by Financing Activity. This presentation is consistent with prior year.
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

During the quarter ended December 31, 2016, the Company adopted FASB ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess the Company's ability to continue as a going concern and to provide related disclosures in certain circumstances. Management's assessment discovered no uncertainties about the Company's ability to continue as a going concern.

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

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer would be recorded as a cumulative effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. During the quarter ended December 31, 2016, new IRS regulations were passed that resulted in the recognition of an additional deferred charge. As of June 30, 2017, the total deferred charge is $61.0. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018.

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
On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company will adjust its income statement presentation as appropriate at the time of adoption.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. For the nine months ended June 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued exit lease costs related to right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

During the quarter ended June 30, 2016, the Company incurred $2.8 in spin costs. These charges included $2.0 recorded in SG&A and $0.9 recorded in spin restructuring, which was slightly offset by income of $0.1 recorded in cost of products sold (COGS). For the nine months ended June 30, 2016, the Company incurred $11.6 in spin costs including $10.2 recorded in SG&A, $0.4 recorded in COGS and $1.0 recorded in spin restructuring.

On a project to date basis, the total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

The following table represents the spin restructuring accrual activity and ending accrual balance at June 30, 2017 and June 30, 2016 recorded in Other current liabilities on the Consolidated Condensed Balance Sheet.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	June 30, 2017
Severance and termination related costs	$2.8	$—	$(2.1)	$—	$0.7
Contract termination costs	3.6	(2.5)	(1.1)	—	—
Net gain on asset sales	—	(1.3)	1.3	—	—
Total	$6.4	$(3.8)	$(1.9)	$—	$0.7

			Utilized
	October 1, 2015	Charge to Income	Cash	Non-Cash	June 30, 2016
Severance and termination related costs	$12.0	$—	$(9.0)	$—	$3.0
Non-cash asset write down	—	0.1	—	(0.1)	—
Other exit costs	0.3	1.5	(1.8)	—	—
Net gain on asset sales	—	(0.6)	0.6	—	—
Total	$12.3	$1.0	$(10.2)	$(0.1)	$3.0

(3) Income Taxes

The nine month effective tax rate was 25.2% as compared to 23.8% for the prior year comparative period. The current year rate is primarily due to a favorable impact of $1.4 of adjustments related to our prior year provision estimates, the benefit on the non-taxable gain on the sale of real estate in Asia during the second quarter, and the $1.1 discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the first quarter. The prior year effective tax rate reflected the favorable impacts of adjustments related to prior year provision estimates and certain spin related adjustments of approximately $9.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $5.9 and $17.8 for the quarter and nine months ended June 30, 2017, respectively, and $4.6 and $15.3 for the quarter and nine months ended June 30, 2016, respectively, and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2017 and 2016, respectively.

(in millions, except per share data)
	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$24.9	$24.2	$167.4	$106.1
Basic average shares outstanding	61.8	61.8	61.8	61.9
Effect of dilutive restricted stock equivalents	0.5	0.7	0.5	0.5
Effect of dilutive performance shares	0.5	0.2	0.5	0.1
Diluted average shares outstanding	62.8	62.7	62.8	62.5
Basic earnings per common share	$0.40	$0.39	$2.71	$1.71
Diluted earnings per common share	$0.40	$0.39	$2.67	$1.70

For the quarter and nine months ended June 30, 2017 and June 30, 2016, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

As of October 1, 2016, the Company changed its internal reporting structure and is managing operations via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (EMEA), and Asia Pacific. Prior to this year, the Americas' segment was reported as two separate geographic reportable segments. The Company changed its reporting structure to better reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarter and nine months ended June 30, 2017 and 2016, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Americas	$228.6	$213.9	$812.2	$722.5
EMEA	76.6	77.2	265.4	271.4
Asia Pacific	66.8	69.9	213.0	207.9
Total net sales	$372.0	$361.0	$1,290.6	$1,201.8
Segment Profit
Americas	$53.6	$49.1	$237.2	$193.5
EMEA	10.3	8.9	50.4	40.1
Asia Pacific	15.4	16.8	59.4	50.8
Total segment profit	79.3	74.8	347.0	284.4
General corporate and other expenses (1)	(16.3)	(19.7)	(56.8)	(56.9)
Global marketing expense (1)	(5.0)	(5.1)	(12.0)	(10.4)
Research and development expense	(5.1)	(6.6)	(16.0)	(19.1)
Amortization of intangible assets	(2.8)	—	(8.4)	—
Restructuring (2)	—	(0.1)	—	(4.9)
Acquisition and integration costs (3)	(6.7)	(4.1)	(9.2)	(4.1)
Spin costs (4)	—	(1.9)	—	(10.6)
Spin restructuring	—	(0.9)	3.8	(1.0)
Gain on sale of real estate	1.7	—	16.9	—
Interest expense	(13.3)	(13.1)	(39.7)	(39.1)
Other items, net (5)	(1.3)	0.4	(1.7)	0.9
Total earnings before income taxes	$30.5	$23.7	$223.9	$139.2
(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) Includes pre-tax costs of $0.1 and $2.4 for the quarter and nine months ended June 30, 2016, respectively, of accelerated depreciation related to our streamlining of plants recorded in COGS on the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(3) The quarter and nine months ended June 30, 2017 included $0.9 and $1.1, respectively, in COGS, and $3.3 in Other items, net. All remaining integration and acquisition costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(4) The quarter and nine months ended June 30, 2016 included income of $0.1 and expense of $0.4 in COGS, respectively. All remaining spin costs were included in SG&A in the unaudited Consolidated Condensed Statements of Earnings and Comprehensive Income.
(5) The amounts for the quarter and nine months ended June 30, 2017 on the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income included $3.3 of acquisition and integration costs which have been reclassified to Acquisition and integration costs from Other items, net for purposes of the reconciliation above.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2017	2016	2017	2016
Batteries	$325.8	$338.3	$1,138.8	$1,122.9
Other	46.2	22.7	151.8	78.9
Total net sales	$372.0	$361.0	$1,290.6	$1,201.8

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	June 30, 2017	September 30, 2016
Americas	$494.4	$475.2
EMEA	235.4	242.0
Asia Pacific	454.4	390.8
Total segment assets	$1,184.2	$1,108.0
Corporate	139.8	159.1
Goodwill and other intangible assets	456.0	464.4
Total assets	$1,780.0	$1,731.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2016 and June 30, 2017:

	Americas	EMEA	Asia Pacific	Total
Balance at October 1, 2016	$213.7	$5.3	$10.7	$229.7
Cumulative translation adjustment	—	0.1	(0.2)	(0.1)
Balance at June 30, 2017	$213.7	$5.4	$10.5	$229.6

Energizer had indefinite-lived intangible assets of $78.1 at June 30, 2017 and $78.0 at September 30, 2016. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at June 30, 2017 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$2.7	$37.4
Customer relationships	84.4	5.8	78.6
Patents	34.5	2.6	31.9
Non-compete	0.5	0.1	0.4
Total intangible assets at June 30, 2017	$159.5	$11.2	$148.3

Total amortizable intangible assets at September 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$0.7	$39.4
Customer relationships	84.4	1.5	82.9
Patents	34.5	0.6	33.9
Non-compete	0.5	—	0.5
Total intangible assets at September 30, 2016	$159.5	$2.8	$156.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(8) Debt

The detail of long-term debt was as follows:

	June 30, 2017	September 30, 2016
Senior Secured Term Loan B Facility, net of discount due 2022	$393.0	$396.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	993.0	996.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(9.8)	(10.3)
Total long-term debt	$979.2	$981.7

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

Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2017, the Company had $100.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.3 remains available as of June 30, 2017.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. The original interest rate was LIBOR subject to a 75 basis points floor, plus 250 basis points. On March 16, 2017, the Company completed the repricing of its Term Loan reducing the interest to LIBOR plus 200 basis points and eliminating the 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. No other terms were changed as result of the March repricing.

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

For the quarter ended June 30, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.19%.

The notes payable balance was $108.3 at June 30, 2017 and $57.4 at September 30, 2016. The June 30, 2017 balance was comprised of $100.0 outstanding borrowings on the Revolving Facility as well as $8.3 of other borrowings, including those from foreign affiliates. The September 30, 2016 balance was comprised of $52.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

outstanding borrowings on the Revolving facility as well as $4.9 of other borrowings, including those from foreign affiliates.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of June 30, 2017, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2017 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $4.0 in five years and $973.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(9) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.
The Company’s net periodic pension benefit cost for these plans are as follows:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$0.4	$0.3	$1.2	$0.9
Interest Cost	5.4	6.7	16.2	20.1
Expected return on plan assets	(10.6)	(10.6)	(31.8)	(31.9)
Amortization of unrecognized net losses	2.1	1.6	6.2	4.8
Settlement charge	—	0.1	—	0.3
Net periodic benefit credit	$(2.7)	$(1.9)	$(8.2)	$(5.8)

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

(10) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. During the nine months ended June 30, 2017, the Company repurchased 192,029 shares for $8.6, at an average price of $44.54 per share, under this authorization. The incremental $0.7 of cash outflow for share repurchases in the current fiscal year are related to cash settled purchases initiated during the last three days of fiscal 2016.

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

On May 1, 2017, the Board of Directors declared a dividend for the third quarter of 2017 of $0.275 per share of common stock. The dividend was paid on June 14, 2017 to all shareholders of record as of May 22, 2017 and totaled $17.0.

The incremental dividend payments of $1.1 made in fiscal 2017 were related to restricted stock awards that vested during November 2016.

Subsequent to the fiscal quarter end, on July 31, 2017, the Board of Directors declared a dividend for the fourth quarter of 2017 of $0.275 per share of common stock, payable on September 12, 2017, to all shareholders of record as of the close of business August 21, 2017.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2017 and September 30, 2016, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2017 and September 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017 and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

Both hedging instruments were considered cash flow hedges for accounting purposes. At the time of the termination of the 2015 Swap, the $1.7 loss was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022.

At June 30, 2017 the 2017 Swap had an unrecognized pre-tax loss of $1.6 and at September 30, 2016 the 2015 Swap, which was terminated in March of 2017, had an unrecognized pre-tax loss of $9.7, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2017 and September 30, 2016, Energizer had an unrealized pre-tax loss of $4.3 and a loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2017 levels, over the next 12 months, $4.1 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2019. There were 64 open foreign currency contracts at June 30, 2017, with a total notional value of $127.

Derivatives not Designated in Hedging Relationships

Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 14 open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2017, with a total notional value of approximately $116.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2017 and September 30, 2016, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2017 and 2016, respectively:

	At June 30, 2017	For the Quarter Ended June 30, 2017		For the Nine Months Ended June 30, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	(Loss)/Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(4.3)	$(4.8)	$0.4	$(1.6)	$1.6
Interest rate contracts	(1.6)	(1.2)	(0.5)	4.6	(1.9)
Total	$(5.9)	$(6.0)	$(0.1)	$3.0	$(0.3)

	At September 30, 2016	For the Quarter Ended June 30, 2016		For the Nine Months Ended June 30, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Gain/(Loss) Recognized in OCI (3)	Loss Reclassified From OCI into Income(Effective Portion) (4) (5)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(1.1)	$2.3	$(0.3)	$(0.5)	$4.1
Interest rate contracts	(9.7)	(2.7)	(0.7)	(7.1)	(2.2)
Total	$(10.8)	$(0.4)	$(1.0)	$(7.6)	$1.9
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

The following table provides estimated fair values as of June 30, 2017 and September 30, 2016 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended June 30, 2017 and 2016, respectively:

	At June 30, 2017	For the Quarter Ended June 30, 2017	For the Nine Months Ended June 30, 2017
	Estimated Fair Value Liability	Loss Recognized in Income (1)	Loss Recognized in Income (1)
Foreign currency contracts	$(0.4)	$(0.2)	$(1.5)

	At September 30, 2016	For the Quarter Ended June 30, 2016	For the Nine Months Ended June 30, 2016
	Estimated Fair Value Liability	Gain Recognized in Income (1)	Gain Recognized in Income (1)
Foreign currency contracts	$(1.0)	$0.2	$0.4
1. Gain/(loss) recognized in Income was recorded as foreign currency in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At June 30, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.6	$—	$0.6	$0.8	$—	$0.8

Offsetting of derivative liabilities
		At June 30, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(5.4)	$0.1	$(5.3)	$(3.2)	$0.3	$(2.9)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2017 and September 30, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Liabilities at estimated fair value:	June 30, 2017	September 30, 2016
Deferred Compensation	$(40.8)	$(47.6)
Derivatives - Foreign Currency Contracts	(4.7)	(2.1)
Derivatives - Interest Rate Swap	(1.6)	(9.7)
Exit lease liability	(1.4)	(3.7)
Net Liabilities at estimated fair value	$(48.5)	$(63.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2017 and at September 30, 2016.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on Level 2 inputs.

At June 30, 2017, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At June 30, 2017 and September 30, 2016, the fair market value of fixed rate long-term debt was $613.1 and $600.1, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	(4.5)	(0.4)	(1.3)	2.9	(3.3)
Reclassifications to earnings	—	4.3	(1.4)	1.2	4.1
Balance at June 30, 2017	$(103.9)	$(156.0)	$(3.4)	$(2.0)	$(265.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.4	$(0.3)	$1.6	$4.1	Other items, net
Interest rate swap	(0.5)	(0.7)	(1.9)	(2.2)	Interest expense
	(0.1)	(1.0)	(0.3)	1.9	Total before tax
	0.2	0.3	0.5	(0.2)	Tax (expense)/benefit
	$0.1	$(0.7)	$0.2	$1.7	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(2.1)	(1.6)	(6.2)	(4.8)	(2)
Settlement loss	—	(0.1)	—	(0.3)	(2)
	(2.1)	(1.7)	(6.2)	(5.1)	Total before tax
	0.6	0.5	1.9	1.6	Tax benefit
	$(1.5)	$(1.2)	$(4.3)	$(3.5)	Net of tax
Total reclassifications for the period	$(1.4)	$(1.9)	$(4.1)	$(1.8)	Net of tax
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 9, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(13) Supplemental Financial Statement Information

	June 30, 2017	September 30, 2016
Inventories
Raw materials and supplies	$36.7	$46.1
Work in process	99.7	72.0
Finished products	164.8	171.1
Total inventories	$301.2	$289.2
Other Current Assets
Miscellaneous receivables	$14.6	$27.7
Prepaid expenses	62.1	70.0
Value added tax collectible from customers	21.6	22.9
Other	3.5	1.5
Total other current assets	$101.8	$122.1
Property, Plant and Equipment
Land	$4.7	$9.8
Buildings	121.8	138.2
Machinery and equipment	696.7	771.9
Construction in progress	17.6	16.6
Total gross property	840.8	936.5
Accumulated depreciation	(662.6)	(734.8)
Total property, plant and equipment, net	$178.2	$201.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$10.3	$16.9
Accrued trade allowances	49.7	54.0
Accrued salaries, vacations and incentive compensation	40.1	59.3
Spin restructuring reserve	0.7	4.0
Income taxes payable	21.4	15.0
Other	88.7	105.5
Total other current liabilities	$210.9	$254.7
Other Liabilities
Pensions and other retirement benefits	$119.0	$139.4
Deferred compensation	40.8	47.6
Other non-current liabilities	48.8	59.7
Total other liabilities	$208.6	$246.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Legal proceedings/contingencies and other obligations

Legal proceedings/contingencies - The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities.

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2017, the Company had approximately $129 of purchase obligations.

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

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that management believes are not reflective of the Company's on-going operating performance, such as costs related to the spin, restructuring activities, acquisition and integration costs, gain on sale of real estate and income tax adjustments. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

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

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to spin-off, restructurings, acquisition and integration, gain on sale of real estate and income tax adjustments.

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

We have substantially completed the integration of the auto care business. During the quarter and nine months ended June 30, 2017, the Company incurred acquisition and integration costs of $6.7 and $9.2, respectively. Total acquisition and integration related costs associated with the auto care acquisition incurred to date were $28.5.
Total acquisition and integration costs for fiscal 2017 are expected to be in the range of $9.5 to $10.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter net earnings of $24.9, or $0.40 per diluted share. This compares to net earnings of $24.2, or $0.39 per diluted share, in the prior year third fiscal quarter. Adjusted net earnings per diluted share were $0.43 for the third fiscal quarter as compared to $0.32 in the prior year quarter, an increase of 34%.
Energizer reported net earnings of $167.4, or $2.67 per diluted share, for the nine months ended June 30, 2017. This compares to net earnings of $106.1, or $1.70 per diluted share, in the prior year comparative period. Adjusted net earnings per diluted share were $2.44 for the nine months ended June 30, 2017 as compared to $1.77 for the nine months ended June 30, 2016, an increase of 38%.
Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to spin costs, spin restructuring costs, restructuring costs, acquisition and integration costs, gain on sale of real estate and income tax adjustments as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended June 30,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Reported - GAAP	$30.5	$23.7	$24.9	$24.2	$0.40	$0.39
Impacts: Expense (Income)
Spin costs (1)	—	1.9	—	1.3	—	0.02
Spin restructuring	—	0.9	—	0.7	—	0.01
Restructuring (2)	—	0.1	—	0.1	—	—
Acquisition and integration costs (3)	6.7	4.1	3.1	2.6	0.05	0.04
Gain on sale of real estate	(1.7)	—	(1.3)	—	(0.02)	—
Income tax adjustments	—	—	—	(8.8)	—	(0.14)
Adjusted - Non-GAAP (4)	$35.5	$30.7	$26.7	$20.1	$0.43	$0.32
Weighted average shares - Diluted					62.8	62.7

	For the Nine Months Ended June 30,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Reported - GAAP	$223.9	$139.2	$167.4	$106.1	$2.67	$1.70
Impacts: Expense (Income)
Spin costs (1)	—	10.6	—	7.0	—	0.11
Spin restructuring	(3.8)	1.0	(2.4)	0.9	(0.04)	0.01
Restructuring (2)	—	4.9	—	3.1	—	0.05
Acquisition and integration costs (3)	9.2	4.1	4.7	2.6	0.07	0.04
Gain on sale of real estate	(16.9)	—	(16.5)	—	(0.26)	—
Income tax adjustments	—	—	—	(8.8)	—	(0.14)
Adjusted - Non-GAAP (5)	$212.4	$159.8	$153.2	$110.9	$2.44	$1.77
Weighted average shares - Diluted					62.8	62.5

(1) The quarter and nine months ended June 30, 2016 included income of $0.1 and expense of $0.4, respectively, recorded in cost of products sold (COGS). All remaining spin costs are included in SG&A expense.
(2) The quarter ended and nine months ended June 30, 2016 includes $0.1 and $2.4, respectively, of accelerated depreciation related to the streamlining of a plant in North America included in COGS.
(3) The quarter and nine months ended June 30, 2017 included $0.9 and $1.1, respectively, of expense recorded in cost of products sold, and $3.3 of expense recorded in Other items, net. All remaining acquisition and integration costs are included in SG&A expense.

(4) The effective tax rate for the quarters ended June 30, 2017 and 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 24.8% and 34.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was an expense of $3.2 and $11.1, respectively, for the quarters ended June 30, 2017 and 2016.

(5) The effective tax rate for the nine months ended June 30, 2017 and 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 27.9% and 30.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was an expense of $2.7 and $15.8, respectively, for the nine months ended June 30, 2017 and 2016.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2017
Total Net Sales	Q3	% Chg	Nine Months	% Chg
Net sales - FY '16	$361.0		$1,201.8
Organic	(9.4)	(2.6)%	27.1	2.3%
Impact of acquisition	25.9	7.2%	83.1	6.9%
Impact of currency	(5.5)	(1.6)%	(21.4)	(1.8)%
Net sales - FY '17	$372.0	3.0%	$1,290.6	7.4%
See non-GAAP measure disclosures above.

Net sales were $372.0 for the third quarter of 2017, an increase of $11.0 as compared to the prior year quarter driven by the following items:

•	Organic net sales were down 2.6% in the third fiscal quarter due to the following items:

◦
Investments made during the current quarter that related to our portfolio optimization accounted for approximately 2% of the decrease. Our strong performance in the first half of fiscal 2017 allowed us to make these investments in portfolio realignment and are expected to benefit us in the long-term;

◦
The impact of lapping fill volumes associated with distribution gains and promotional activity in the prior year as well as negative mix impacts. These items on a combined basis decreased net sales by approximately 3%; and

◦	Favorable pricing across several markets increased net sales by 2%.

•	Net sales increased $25.9, or 7.2%, due to the impact of the auto care acquisition.

•	Unfavorable currency impacts were $5.5, or 1.6%.

Net sales for the nine months ended June 30, 2017 were $1,290.6, an increase of 7.4% as compared to the prior year comparative period driven by the following items:

•
Organic net sales increased $27.1, or 2.3%, reflecting the carryover benefit of new distribution and shelf space gains, incremental holiday activity and increased storm volume of approximately 2% as well as improved pricing of approximately 1%. These gains were partially offset by investments made during the current quarter that related to our portfolio optimization, the impact of lapping fill volumes and promotional activity in the prior year as well as negative mix impacts of approximately 1%.

•	Net sales increased $83.1, or 6.9%, due to the impact of the auto care acquisition.

•	Unfavorable currency impacts were $21.4, or 1.8%.

Gross margin percentage for the third fiscal quarter of 2017 was 42.5%, down 10 basis points. Excluding the current year integration costs of $0.9, gross margin increased 10 basis points, primarily driven by favorable impact of pricing as well as the year over year benefit of lapping productivity investments made in the prior year. Partially offsetting the favorability was increased investment related to our portfolio optimization, unfavorable impact of mix and the unfavorable impact of foreign currency. The unfavorable impact of commodity costs was offset by other procurement savings.

Gross margin percentage for the nine months ended June 30, 2017 was up 260 basis points. Excluding prior year restructuring and spin costs of $2.4 and $0.4, respectively, and the current year integration costs of $1.1, gross margin increased 250 basis points. This increase was driven by cost reductions realized from continued

productivity improvements, as well as the year over year benefit of lapping productivity investments recorded in the prior year, material and purchased product cost favorability, improved overhead absorption driven by the strong volume performance in the first part of the year and improved pricing. These items were partially offset by increased investment related to our portfolio optimization and the unfavorable impact of foreign currencies on our gross margin rate.

Advertising and sales promotion expense (A&P) was $20.2 in the third fiscal quarter of 2017, or 5.4% of net sales, as compared to $22.8, or 6.3% of net sales, in the prior period. A&P expense was $71.1 for the nine months ended June 30, 2017, or 5.5% of net sales, up slightly compared to $71.0, or 5.9% of net sales, in the prior year comparative period.
Selling, general, and administrative expense (SG&A) was $83.2 in the third fiscal quarter of 2017, or 22.4% of net sales, as compared to $87.0, or 24.1% of net sales, in the prior period. Included in the third fiscal quarter results were costs of $2.5 related to acquisition and integration costs. Included in the prior year quarter results were costs of $2.0 related to the spin transaction and $4.1 related to acquisition and integration costs. Excluding spin and acquisition and integration costs, SG&A was $80.7, a decrease of $0.2 over the prior year despite the incremental SG&A of $2.6 million related to the acquired auto care business. SG&A, excluding spin costs and acquisition and integration costs, was 21.7% of net sales as compared to 22.4% in the prior year. The lower percentage comparison versus the prior year reflects the improved top-line performance.
SG&A was $254.1 for the nine months ended June 30, 2017, or 19.7% of net sales, as compared to $254.1, or 21.1% of net sales, in the prior year comparative period. Included in the nine months ended June 30, 2017 results were costs of $4.8 related to acquisition and integration costs. Included in the prior year nine months results were costs of $10.2 related to the spin transaction and $4.1 related to acquisition and integration costs. Excluding spin, acquisition and integration costs, SG&A was $249.3, an increase of $9.5 over the prior year. The increase was due to $9.3 of incremental SG&A related to the acquired auto care business. SG&A, excluding spin costs and acquisition and integration costs, was 19.3% of net sales compared to 20.0% in the prior year. The lower percentage comparison versus the prior year reflects the improved top-line performance and continued tight cost controls partially offset by the incremental SG&A impact from the auto care business.
Research and Development (R&D) decreased to $5.1, or 1.4% of net sales, for the quarter ended June 30, 2017, as compared to $6.6, or 1.8% of net sales, in the prior year comparative period. For the nine months ended June 30, 2017, R&D was $16.0, or 1.2% of net sales, as compared to $19.1, or 1.6% of net sales, in the prior year comparative period.

Interest expense was $13.3 for the third fiscal quarter of 2017, compared to $13.1 for the prior year comparative period. Interest expense was $39.7 for the nine months ended June 30, 2017 and $39.1 for the prior year comparative period.
Gain on sale of real estate was $1.7 for the nine months ended June 30, 2017 and $16.9 for the nine months ended June 30, 2017. The gain in the third quarter of $1.7 was associated with the sale of land related to a market we exited as part of our international go-to-market changes initiated after the spin. The gain recognized in the second quarter was related to the sale of office building space in Asia of $15.2.
Other items, net was expense of $4.6 for the third fiscal quarter of 2017 compared to $0.4 of income for the prior year third quarter. The third fiscal quarter of 2017 expense includes a loss of $3.3 from the sale of a non core promotional sales business acquired with the auto care acquisition. The remaining expense primarily reflects net revaluation losses on nonfunctional currency balance sheet exposures slightly offset by the net impact of interest income and hedging contract gains. The prior fiscal quarter income of $0.4 reflects the net impact of interest income and hedging contract gains slightly offset by revaluation losses on nonfunctional currency balance sheet exposures.

Other items, net was expense of $5.0 for the nine months ended June 30, 2017 and income of $0.9 for the prior year comparative period. The nine months ended June 30, 2017 results include a loss of $3.3 from the sale of a non core promotional sales business acquired with the auto care acquisition and net revaluation losses on nonfunctional currency balance sheet exposures slightly offset by the net impact of interest income and hedging contract gains. The nine months ended June 30, 2016 income reflects the net impact of hedging contract gains and interest income partially offset by an impairment charge on an available for sale security of $2.0, as well as net revaluation losses on nonfunctional currency balance sheet exposures.

The effective tax rate was 25.2% in the first nine months of the current fiscal year as compared to 23.8% for the prior year comparative period. The current year rate is primarily due to a favorable impact of $1.4 of adjustments related to our prior year provision estimates, the benefit on the non-taxable gain on the sale of real estate in Asia during the second quarter, and the $1.1 discrete tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the first quarter. The prior year effective tax rate reflected the favorable impacts of adjustments related to prior year provision estimates and certain spin related adjustments of approximately $9.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. For the nine months ended June 30, 2017, the Company recorded income of $3.8 in spin restructuring including $2.5 of income in the second quarter reflecting the true up of previously accrued exit lease costs related to right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

On a project to date basis, the total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 6, Segments, to the unaudited Consolidated Condensed Financial Statements for the quarter ended June 30, 2017.

Segment sales and profitability analysis for the quarter and nine months ended June 30, 2017 are presented below.

Net Sales (In millions)
Quarter and Nine Months Ended June 30, 2017

	Quarter Ended June 30, 2017		Nine Months Ended June 30, 2017
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '16	$213.9		$722.5
Organic	(7.8)	(3.6)%	23.2	3.2%
Impact of acquisition	23.6	11.0%	74.2	10.3%
Impact of currency	(1.1)	(0.5)%	(7.7)	(1.1)%
Net Sales - FY '17	$228.6	6.9%	$812.2	12.4%

EMEA
Net sales - FY '16	$77.2		$271.4
Organic	1.8	2.3%	2.9	1.1%
Impact of acquisition	1.4	1.8%	5.8	2.1%
Impact of currency	(3.8)	(4.9)%	(14.7)	(5.4)%
Net Sales - FY '17	$76.6	(0.8)%	$265.4	(2.2)%

Asia Pacific
Net sales - FY '16	$69.9		$207.9
Organic	(3.4)	(4.9)%	1.0	0.5%
Impact of acquisition	0.9	1.3%	3.1	1.5%
Impact of currency	(0.6)	(0.8)%	1.0	0.5%
Net Sales - FY '17	$66.8	(4.4)%	$213.0	2.5%

Total Net Sales
Net sales - FY '16	$361.0		$1,201.8
Organic	(9.4)	(2.6)%	27.1	2.3%
Impact of acquisition	25.9	7.2%	83.1	6.9%
Impact of currency	(5.5)	(1.6)%	(21.4)	(1.8)%
Net Sales - FY '17	$372.0	3.0%	$1,290.6	7.4%

Results for the Quarter Ended June 30, 2017

Americas reported a net sales increase of 6.9% which was positively impacted by the auto care acquisition that contributed $23.6, or 11.0%, partially offset by foreign currency of $1.1, or 0.5%. Organic net sales decreased 3.6% driven by investments made during the current quarter that related to our portfolio optimization as well as the lap of fill volume and promotional activity in the prior year.

EMEA reported net sales declined 0.8% negatively impacted by foreign currency of 4.9%. Organic net sales increased by 2.3% driven by increased pricing in certain markets partially offset by lower volumes driven by timing. In addition, net sales increased $1.4, or 1.8%, due to the impact of the auto care acquisition.

Asia Pacific reported net sales declined by 4.4%, including the negative impact of foreign currency of 0.8%. Organic net sales decreased 4.9% driven by competitive conditions and unfavorable mix in several markets, most notably Australia. An additional $0.9, or 1.3%, increase in net sales is attributable to the impact of the auto care acquisition.

Results for the Nine Months Ended June 30, 2017

Americas reported net sales improved 12.4%. This growth was driven by an increase in organic sales of 3.2% as a result of the carryover benefit of distribution and shelf space gains, strong holiday activity, and pricing in certain markets. These gains were partially offset by investments made during the third quarter related to our portfolio optimization as well as the lap of fill volume and promotional activity in the prior year. The impact of the auto care acquisition also resulted in an increase to net sales of $74.2, or 10.3%. These increases were offset by the negative impact of foreign currency of $7.7, or 1.1%.

EMEA reported net sales declined 2.2%, negatively impacted by foreign currency of 5.4%. Organic net sales increased by 1.1%, driven by increased pricing in certain markets and favorable product mix partially offset by lower volumes driven by holiday shipments in the first fiscal quarter and timing of promotional programs. In addition, net sales increased $5.8, or 2.1%, due to the impact of the auto care acquisition.

Asia Pacific reported net sales improved 2.5%, including the positive impact of foreign currency of 0.5%. Organic net sales increased by 0.5% driven primarily by distribution gains, strong holiday activity in the first fiscal quarter, and pricing in several key markets offset by competitive conditions and unfavorable mix in several markets, most notably Australia in the third fiscal quarter and promotional activity not repeated in the current year. An additional $3.1, or 1.5%, increase in net sales is attributable to the impact of the auto care acquisition.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2017

	Quarter Ended June 30, 2017		Nine Months Ended June 30, 2017
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '16	$49.1		$193.5
Organic	(0.5)	(1.0)%	28.5	14.7%
Impact of acquisition	5.9	12.0%	20.4	10.5%
Impact of currency	(0.9)	(1.8)%	(5.2)	(2.6)%
Segment Profit - FY '17	$53.6	9.2%	$237.2	22.6%

EMEA
Segment Profit - FY '16	$8.9		$40.1
Organic	2.8	31.5%	15.3	38.2%
Impact of acquisition	0.7	7.9%	3.3	8.2%
Impact of currency	(2.1)	(23.7)%	(8.3)	(20.7)%
Segment Profit - FY '17	$10.3	15.7%	$50.4	25.7%

Asia Pacific
Segment Profit - FY '16	$16.8		$50.8
Organic	(1.5)	(8.9)%	5.9	11.6%
Impact of acquisition	0.5	3.0%	1.8	3.5%
Impact of currency	(0.4)	(2.4)%	0.9	1.8%
Segment Profit - FY '17	$15.4	(8.3)%	$59.4	16.9%

Total Segment Profit
Segment Profit - FY '16	$74.8		$284.4
Organic	0.8	1.1%	49.7	17.5%
Impact of acquisition	7.1	9.5%	25.5	9.0%
Impact of currency	(3.4)	(4.6)%	(12.6)	(4.5)%
Segment Profit - FY '17	$79.3	6.0%	$347.0	22.0%
Refer to Note 6, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2017

Global reported segment profit improved by $4.5, or 6.0%. Excluding the unfavorable movement in foreign currencies of $3.4 and the favorable impact of the auto care acquisition of $7.1, organic segment profit increased $0.8, or 1.1%, in the current fiscal period. The decline in organic sales was offset by improved gross margin performance primarily due to improved pricing and the year over year benefit of lapping prior year investments in productivity offset by investment in our portfolio optimization and unfavorable mix impacts internationally. The timing of A&P and SG&A spending also contributed to the organic segment profit increase.

Americas reported segment profit improved $4.5 inclusive of the favorable impact of the auto care acquisition of $5.9, partially offset by the negative impact from foreign currency of $0.9. Organic segment profit decreased by $0.5 driven by the decline in net sales offset by lower spending driven by the timing of A&P.

EMEA reported segment profit increased $1.4 inclusive of the favorable impact of the auto care acquisition of $0.7 offset by the negative impact from foreign currency of $2.1. Organic segment profit increased by $2.8 driven by increased pricing across several markets and favorable gross margin.

Asia Pacific reported segment profit decreased $1.4. Excluding the favorable impact of the auto care acquisition of $0.5 and the unfavorable impact from foreign currency of $0.4, organic segment profit declined by $1.5 due primarily to competitive conditions and unfavorable mix in several markets, as well as the timing of SG&A.

Results for the Nine Months Ended June 30, 2017

Global reported segment profit improved $62.6, or 22.0%. Excluding the unfavorable movement in foreign currencies of $12.6 and the favorable impact of the auto care acquisition of $25.5, organic segment profit increased $49.7, or 17.5%, in the current fiscal period. The increase was driven by higher net sales as noted above and improved gross margin as a result of cost reductions realized from productivity improvements as well as the year over year benefit of lapping productivity investments recorded in the prior year. Improved pricing and product mix and improved overhead absorption driven by the strong volume performance in the first quarter also contributed to the increase. Partially offsetting some of the gross margin favorability was increased investment related to our portfolio optimization. In addition, an increase in overhead spend also offset some of the increase.

Americas reported segment profit improved $43.7 inclusive of the favorable impact of the auto care acquisition of $20.4, partially offset by the negative impact from foreign currency of $5.2. Organic segment profit increased by $28.5 driven by top-line growth noted above as well as favorable gross margin and the timing of A&P spend.

EMEA reported segment profit increased $10.3 inclusive of the favorable impact of the auto care acquisition of $3.3, offset by the negative impact from foreign currency of $8.3. Organic segment profit increased by $15.3 driven by higher net sales due to increased pricing and favorable gross margin, slightly offset by increased overhead spending.

Asia Pacific reported segment profit increased $8.6 inclusive of the favorable impact of the auto care acquisition of $1.8 and favorable impact from foreign currency of $0.9. Organic segment profit improved by $5.9 due primarily to net sales gains noted above and favorable gross margin, partially offset by increased overhead and A&P spending.

General Corporate and Global Marketing Expenses

	For the Quarter Ended June 30, 2017		For the Nine Months Ended June 30,
	2017	2016	2017	2016
General corporate and other expenses	$16.3	$19.7	$56.8	$56.9
Global marketing expense	5.0	5.1	12.0	10.4
General corporate and global marketing expense	$21.3	$24.8	$68.8	$67.3
% of Net Sales	5.7%	6.9%	5.3%	5.6%

For the quarter ended June 30, 2017, general corporate and other expenses were $16.3, a decrease of $3.4 as compared to the prior year comparative period due to lower mark to market expense on our unfunded deferred compensation liability. For the nine months ended June 30, 2017, general corporate and other expenses were $56.8, a decrease of $0.1 as compared to the prior year comparative period due to lower mark to market expenses on our unfunded deferred compensation liability offset by increased legal reserves.

For the quarter and nine months ended June 30, 2017, global marketing expenses were $5.0 and $12.0, respectively, compared to $5.1 and $10.4 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support our brands. The global marketing expense in the current year included incremental costs associated with the auto care acquisition.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2017, Energizer had $404.4 of cash and cash equivalents, substantially all of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2017, the Company had $100.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $243.3 remains available as of June 30, 2017.

Operating Activities

Cash flow from operating activities was $145.6 in the nine months ended June 30, 2017, as compared to $141.9 in the prior year comparative period. An increase in net earnings of $44.4, excluding the gain on real estate of $16.9, positively contributed to operating cash flow in the nine month period. Year over year increases in working capital of $56.3 offset the increased net earnings primarily driven by the year over year increases in inventory of approximately $62. The strong operating performance in the first three quarters of fiscal 2017 provided cash flow to fund the increased inventory levels in support of portfolio changes that were initiated in June to support further innovation. Inventory levels are expected to remain elevated over the balance of the year and will begin to normalize as we move through the holiday season.

Investing Activities

Net cash from investing activities was $9.7 and used by investing activities was $16.3 in nine months ended June 30, 2017 and 2016, respectively, and consisted of the following:

•	Capital expenditures of $17.5 and $17.8 in the nine months ended June 30, 2017 and 2016, respectively. These capital expenditures were funded by cash flow from operations.

•
The current year expenditures were fully offset by proceeds from the sale of assets of $27.2. The proceeds were primarily related to the sale of a previously closed facility in the first quarter, office space in the second quarter and land in the third quarter.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2017 for capital expenditures relating to maintenance, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $32.7 for the nine months ended June 30, 2017 as compared to $68.6 in the prior fiscal year comparative period. For nine months ended June 30, 2017, cash flow from financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $40.7, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $52.1 (see below);

•	Common stock repurchases of $9.3 (see below);

•	Taxes paid for withheld share-based payments of $8.2;

•	Payments of debt with maturities greater than 90 days of $3.0; and

•	Debt issuance costs of $0.8.

For the nine months ended June 30, 2016, cash flow from financing activities consisted of the following:

•	Net increase in debt with original maturities of 90 days or less of $4.9, related to notes payable in our international businesses;

•	Dividends paid of $46.4;

•	Common stock repurchases of $21.8 at an average price of $36.27 per share;

•	Taxes paid for withheld share-based payments of $4.1;

•	Payments of debt with maturities greater than 90 days of $2.0; and

•	Excess tax benefits from share-based payments of $0.8.

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

On May 1, 2017, the Board of Directors declared a dividend for the third quarter of 2017 of $0.275 per share of common stock. The dividend was paid on June 14, 2017, to shareholders on record as of May 22, 2017 and totaled $17.0.

Subsequent to the fiscal quarter end, on July 31, 2017, the Board of Directors declared a dividend for the fourth quarter of 2017 of $0.275 per share of common stock, payable on September 12, 2017, to all shareholders of record as of the close of business August 21, 2017.

The incremental dividend payments of $1.1 made in the first nine months of 2017 were related to restricted stock awards that vested during November 2016.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

During the nine months ended June 30, 2017, the Company repurchased 192,029 shares at an average price of $44.54 per share, or $8.6, under this authorization. The incremental $0.7 of cash outflow for share repurchases in the current fiscal year are related to cash settled purchases initiated during the last three days of fiscal 2016.

From July 2015 and through the date of this filing, a total of 1.0 million shares were repurchased on the open market at an average price of $40.09 under the current share repurchase authorization. At August 2, 2017, the date of this filing, 6.5 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2017 were $4.2. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at June 30, 2017 is show below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt, including current maturities	$993.0	$4.0	$8.0	$8.0	$973.0
Interest on long-term debt (1)	327.3	45.0	90.0	90.0	102.3
Notes payable	108.3	108.3	—	—	—
Operating leases	64.1	9.3	21.5	16.4	16.9
Pension plans (2)	5.0	5.0	—	—	—
Purchase obligations and other (3)	128.6	45.4	83.2	—	—
Total	$1,626.3	$217.0	$202.7	$114.4	$1,092.2

(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2017. In March 2017, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR)
on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.
(2) Globally, total expected pension contributions for the Company for fiscal year 2017 are estimated to be $12.3. The Company has made payments of $7.3 year to date. The projected payments beyond fiscal year 2017 are not currently estimable.
(3) Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2017 and September 30, 2016, Energizer had an unrealized pre-tax loss of $4.3 and loss of $1.1, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2017 levels over the next twelve months, $4.1 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2017, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2019.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2017 resulted in expense of $0.2 and $1.5, respectively, and income of $0.2 and $0.4 for the quarter and nine months ended June 30, 2016, respectively, and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At June 30, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. During fiscal year 2015, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017 and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap). For the quarter ended June 30, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.19%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive

Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2017 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	6,475,000
May 1- May 31	—	$—	—	6,475,000
June 1 - June 30	177	$51.56	—	6,475,000
Total	177	$51.56	—
(1) 177 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. No shares were repurchased on the open market during the quarter under this share repurchase authorization.
Item 6. Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Vice President, Controller and Interim Chief Financial Officer

Date:	August 2, 2017

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

3.1	Second Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 31, 2017).

3.2	Second Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 31, 2017).

10.1*, ***	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan.

10.2***	Separation Agreement, dated June 7, 2017, between Energizer Holdings, Inc. and Brian K. Hamm (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 8, 2017).

10.3***	Offer Letter, dated June 6, 2017, from Energizer Holdings, Inc. to Timothy W. Gorman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2017).

31(i)*
Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*
Certification of periodic financial report by the Interim Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Interim Chief Financial Officer of Energizer Holdings, Inc.

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