Form 10-K
period 2017-09-30
ENERGIZER HOLDINGS, INC.
filed 2017-11-14
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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
 Yes: ☒      No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2017, the last day of the registrant's most recently completed second quarter: $3,447,187,408.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 10, 2017: 60,738,749.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 29, 2018. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2017. (Part III of Form 10-K).

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
•Americas, which is comprised of North and Latin America;
•Europe, Middle East and Africa (EMEA); and
•Asia Pacific, which is comprised of our markets in Asia, Australia and New Zealand.

Prior to this year, the Americas segment was reported as two separate geographic reportable segments. The Company changed its reporting structure to better reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company. See Note 20, Segments, to our Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding net sales by reportable segment.
Our Products
Today, Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In addition, Energizer has an extensive line of lighting products designed to meet a variety of consumer needs. We manufacture, distribute, and market lighting products including headlights, lanterns, children’s lights and area lights. In addition to the Energizer and Eveready brands, we market our flashlights under the Hard Case®, Dolphin®, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer and Eveready brands to companies developing consumer solutions in gaming, automotive batteries, portable power for critical devices (like smart phones), LED light bulbs and other lighting products.

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
•the first mercury-free hearing aid battery; and
•Energizer Ultimate Lithium®, the world’s longest-lasting AA and AAA battery for high-tech devices.

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

In addition, Energizer's portfolio of innovative products also includes automotive fragrance and appearance products marketed under the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, and Eagle One® brands.

The table below sets forth our net sales by product class for the last three fiscal years:

	For the Years Ended September 30,
(dollar amounts in millions)	2017	2016	2015
Net Sales
Batteries	$1,548.2	$1,498.0	$1,516.7
Other	207.5	136.2	114.9
Total net sales	$1,755.7	$1,634.2	$1,631.6

To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

Our Industry

              We are a branded manufacturing and distribution company that markets and sells in the battery, lights and auto care categories.  These categories are highly competitive, both in the U.S. and on a global basis. We invest in our brands and innovation to meet the needs of consumers, and with our large global footprint, we both manufacture and source our products. Competition within our categories is based upon brand perceptions, product performance, price, retail execution and customer service. Key drivers of the battery business are device technology, consumer demographics and disasters. Competition in this category remains aggressive in the U.S. and other markets and could continue to put additional pressure on our results going forward, particularly as consumers shift consumption between channels such as e-commerce and discounters.

In household batteries, Energizer offers batteries based on carbon zinc, alkaline, lithium, nickel metal hydride, zinc air, and silver oxide technologies. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In the higher-price premium and performance segments, characterized by the alkaline and lithium technologies, our primary competitor is Duracell International, Inc. (Duracell). Duracell, which primarily produces batteries using alkaline technology, is a significant global competitor. In the price-conscious market segment, characterized by price alkaline and carbon zinc technologies, we compete with a number of local country and regional manufacturers of private-label, or “non-branded,” batteries, as well as branded battery manufacturers such as Spectrum Brands, Inc. and Panasonic Corporation, primarily in Latin America, Asia and EMEA.  Alkaline and lithium batteries are generally both more technologically advanced and expensive, with a longer battery life, than carbon zinc batteries. Our sales in North America, Europe and more developed economies throughout the world are concentrated in alkaline batteries.  We believe that private-label, or “non-branded,” sales by large retailers also have an impact on the market in some parts of the world, particularly in certain European markets such as Germany and Spain.

The portable lights category volume is flat to slightly down due to LED technology.  Our competition is highly fragmented with diverse competitors by markets, including private-label.  Our portfolio includes portable lights under the Energizer and Eveready brands globally as well as the Dolphin brand in Australia and New Zealand.  Across all brands we have a portfolio that includes hand-held, hands-free and area lighting.

Within the auto care category, Energizer has a broad portfolio of brands, including Refresh Your Car!, Driven, California Scents, and Bahama & Co. within the auto fragrance sub-category, and LEXOL and Eagle One within the auto appearance sub-category.

We sell to our customers, which include brick and mortar retailers as well as e-commerce retailers, through a combination of a direct sales force and exclusive and non-exclusive third party distributors and wholesalers, based on our international go-to-market strategy for a particular market.

Sales and Distribution
We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, military stores and e-commerce. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2017, only Wal-Mart Stores, Inc. accounted for ten percent or more (12.1%) of the Company's annual sales.

Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. Our products are sold through both “modern” and “traditional” trade. “Modern” trade, which is most prevalent in North America, Western Europe, and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. “Traditional” trade, which is more common in developing markets in Latin America, Asia, the Middle East and Africa, generally refers to sales by wholesalers or small retailers who may not have a national or regional presence.

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

Sources and Availability of Raw Materials
The principal raw materials used by Energizer include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of the raw materials required for our operations are available at the present time, although we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, we have not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for various ingredients to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery and portable lighting categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer and Eveready trademarks globally, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. As of September 30, 2017, the Energizer trademark was registered in 169 countries, and the Eveready trademark was registered in 144 countries, including in each case, in the United States. Additionally, the Energizer Bunny design trademark was registered in 44 countries, including in the United States, and the Mr. Energizer design trademark was registered in 79 countries and the European Union. The number of Energizer, Eveready, Energizer bunny design, and Mr. Energizer design trademarks, including related designs, slogans and sub-brands, is currently over 2,700 worldwide. In our auto care business, as of September 30, 2017, we also have the Refresh Your Car! trademark registered in 23 countries, the California Scents trademark registered in 23 countries, the Driven trademark registered in 25 countries, the Bahama & Co. trademark registered in 23 countries, the LEXOL trademark registered in 9 countries, and the Eagle One trademark registered in 104 countries. Each of the referenced trademarks is registered in the United States. The number of trademarks for each of these brand’s portfolio globally, including related designs, slogans, and sub-brands, is currently over 360 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, lighting and automotive fragrance and appearance products, which we believe are significant to our business. As of September 30, 2017, we owned approximately 576 United States utility and design patents, which have a range of expiration dates from November 2017 to July 2034, and approximately 45 United States pending patent applications. We expect to routinely prepare additional patent applications for filing in the United States and abroad. As of September 30, 2017, we owned (directly or beneficially) approximately 697 foreign patents and approximately 90 patent applications pending in foreign countries.

Seasonality
Sales and operating profit for our business tend to be seasonal, with increased purchases by consumers and increases in retailer inventories occurring for batteries during our fiscal first quarter and for automotive fragrance and appearance products during our fiscal second and third quarters. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales. As a result of this seasonality, our inventory and working capital needs fluctuate throughout the year.

Employees
As of September 30, 2017, we have approximately 4,400 employees, including approximately 1,300 employees based in the U.S. Roughly 30 employees are unionized, primarily at our Marietta, Ohio facility. Overall, we consider our employee relations to be good.

Governmental Regulations and Environmental Matters
Our operations are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment.

Contamination at current and former facilities as well as third-party waste disposal sites continues to be monitored.  In connection with some sites, we are in dialogue with federal or state agencies and/or private parties seeking contributions as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act.  The amount of our ultimate liability in connection with such facilities and sites will depend on many factors, including the type and extent of contamination, whether remediation should occur, the remediation methods and technology to be used, the extent to which other parties may share liability and, in the case of waste disposal sites, the volume and toxicity of material at the site. In fiscal year 2017, we spent approximately $1 million on environmental monitoring/remedial matters. However, these costs can fluctuate from discovery of additional contamination or the imposition of further cleanup obligations.

Total environmental capital expenditures and operating expenses continue to increase, although due to optimization efforts, the expenditures are not expected to have a material effect on total capital and operating expenditures, consolidated earnings or competitive positioning at this time. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements. Any imposition of new or more stringent environmental requirements and increased enforcement may increase the risk and expense of doing business in such countries.

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

The changing retail environment could affect our business, financial condition and results of operations.

Our sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, alternative retail channels, including hard discounters, e-commerce retailers and subscription services, have become more prevalent and consumer products are increasingly being sold through such alternative retail channels. Although we are engaged in e-commerce with respect to many of our products, if we are not successful in expanding sales in such alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly “private label” products may reduce our ability to market and sell our products through such retailers. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

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

Our business is currently conducted on a worldwide basis, with approximately half of our sales in fiscal year 2017 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. Legislation is continually being introduced in the United States and other countries, and new or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the battery industry, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, recent reform proposals have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Major developments in tax policy or trade relations could have a material effect on our balance sheet and results of operations.

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

As of September 30, 2017, our total aggregate outstanding indebtedness was approximately $1.1 billion, with $248.3 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling $6.7 million.

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

•
placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged with debt and that may therefore be able to invest more in their business or use their available cash to pursue other opportunities, including acquisitions; and

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

In addition to any debt obligations we incurred in connection with the separation from our former parent, we may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, or at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants. Generally, to the extent that we incur additional indebtedness, all of the risks described above in connection with our debt obligations could increase.

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

Our products are currently marketed and sold through a dedicated commercial organization and exclusive and non-exclusive third-party distributors and wholesalers. As part of the separation from our former parent, we increased our use of exclusive and non-exclusive third-party distributors and wholesalers. We also decreased or eliminated our business operations in certain countries with large numbers of local and regional low-cost competitors in order to increase our profitability. In addition, we shifted from a decentralized management structure to a model in which many functions are managed centrally. We expect that these changes in our business strategy will enable us to reach new retail customers and consumers, and focus our business operations on more profitable markets. However, the use of distributors in markets where we have historically maintained a direct presence could adversely impact the reputation of our brands and negatively impact our results of operations. Despite our efforts, we cannot guarantee that we will be able to efficiently implement our strategies in a timely manner to exploit potential market opportunities, achieve the goals of our long-term business strategies, or meet competitive challenges. If we are unable to execute our business strategies successfully, our revenues and marketability may be adversely affected.

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

The June 23, 2016 referendum by United Kingdom voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound and the euro, as compared to the US dollar and other currencies. Volatility in exchange rates could be expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. A weaker British pound and euro compared to the US dollar during a reporting period would cause local currency results of our United Kingdom and other European operations to be translated into fewer U.S. dollars. In the longer term, any impact from Brexit on our United Kingdom and other European operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. These changes may adversely affect our operations and financial results.

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

•
Historically, we have shared economies of scope and scale with our former parent in costs, employees, vendor relationships and customer relationships. The loss of the benefits that we have enjoyed as a result of being integrated with our former parent could have an adverse effect on our results of operations and financial conditions.

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

Pursuant to the separation agreement and certain other agreements with our former parent, our former parent agreed to indemnify us for certain liabilities, and we agreed to indemnify our former parent for certain liabilities, in each case for uncapped amounts. Indemnity payments that we may be required to provide to our former parent are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that our former parent has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from our former parent may not be sufficient to protect us against the full amount of such liabilities, and our former parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition and results of operations.

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

North America
Asheboro, NC (an owned manufacturing plant and an owned packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research facility)
Glenshaw, PA (a leased manufacturing facility)

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Executive Officers Of The Registrant.
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of September 30, 2017. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins - President and Chief Executive Officer. Mr. Hoskins was President and Chief Executive Officer of Energizer Household Products, a position he held with our former parent company from April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent company, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration from Western New England University and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 56.

Timothy W. Gorman - Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Gorman joined the Company in September 2014, and has served as the Chief Financial Officer since June 8, 2017. Prior to that Mr. Gorman served in finance and accounting leadership roles for the Company, including as Vice President of Finance, Controller and Chief Accounting Officer from July 2015 until June 2017 and Vice President, Controller – Household Products of our former parent company from September 2014 to July 2015. Prior to joining the Company, Mr. Gorman worked as an independent financial consultant and in a variety of senior roles during a twenty-five year career at PepsiAmericas, Inc. (previously known as Whitman Corporation), most recently as Senior Vice President and Controller. Mr. Gorman holds a B.S. in Accounting from Indiana University. Age: 57.

Gregory T. Kinder - Executive Vice President and Chief Supply Chain Officer. Mr. Kinder has strong experience in maximizing efficiencies across end-to-end Supply Chain and the ability to leverage the scale of our company globally. He joined our former parent company in May 2013, bringing with him over 30 years of Procurement, Supply Chain, and Operations experience. He has previously worked with leading manufacturing companies and suppliers across diverse industries and geographies, including experience working and living abroad for five years in Europe and six years in Asia (Singapore and Shanghai, China). Prior to joining the Company, Mr. Kinder served as Vice President and Chief Procurement Officer at Doosan Infracore International, Inc. from 2009 to 2013. He has also served as Vice President, Global Sourcing for Modine Manufacturing Company. Mr. Kinder also held a variety of purchasing and supply chain/operations related positions over 21 years with Johnson Controls, Inc., including Vice President of Purchasing, APAC. Mr. Kinder holds a B.A. in Procurement and Materials Management and Production Operations from Bowling Green State University. Age: 56.

Mark S. LaVigne - Executive Vice President and Chief Operating Officer since 2015. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 46.

Emily K. Boss - Vice President, General Counsel. Ms. Boss brings over 25 years of experience and expertise to her role as Vice President, General Counsel. She joined our former parent company in September 2013 as Vice President and Associate General Counsel, Commercial and IP. Prior to joining the Company, Ms. Boss spent 14 years at Georgia-Pacific where she was Assistant General Counsel - Consumer Products & Intellectual Property from 2007 to 2013. Before that, she spent nine years at Diageo PLC, a beverage segment consumer packaged goods company where she last served as Vice President and Assistant General Counsel. Ms. Boss holds a J.D. from George Mason University School of Law and a B.S. in Political Science from James Madison University. Age: 55.

Sue K. Drath - Chief Human Resource Officer. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Sue was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 47.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2017, there were approximately 8,613 shareholders of record of the Company's Common Stock.
The following table sets forth the range of market prices for the period from October 1, 2015 through September 30, 2017.

(Dollars Per Share)	FY 2017			FY 2016
	Low Price		High Price	Low Price		High Price
First Quarter	$41.97	-	$50.13	$32.56	-	$44.52
Second Quarter	$45.94	-	$56.54	$28.85	-	$41.88
Third Quarter	$47.80	-	$60.07	$40.09	-	$51.63
Fourth Quarter	$40.98	-	$48.84	$44.58	-	$53.41

The Company issued a $0.275 per share dividend in each quarter of 2017 for a total dividend of $1.10 per share and a $0.25 dividend in each fiscal quarter of 2016 for a total dividend of $1.00. The Company expects to continue to pay regular quarterly dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared at the sole discretion of the Company's Board of Directors. See Item 1A - Risk Factors - Risks Related to Our Common Stock - We cannot guarantee the timing, amount or payment of dividends or share repurchases on our common stock.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2017 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	40,102	$46.42	—	6,475,000
August 1, 2017 - August 31, 2017	1,197,081	$41.86	1,196,998	5,278,002
September 1, 2017 - September 30, 2017	—	$—	—	5,278,002
Total	1,237,183	$42.01	1,196,998
(1) 40,185 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises. From October 1, 2017 through November 10, 2017, an additional 14,065 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. 1,196,998 shares were repurchased on the open market during the quarter under this share repurchase authorization. Subsequent to the end of fiscal 2017 and through the date of this report, the Company has repurchased 215,267 shares of its common stock at an average price of $43.93 per share.
The graph below matches Energizer's cumulative 27-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/12/2015 to 9/30/2017.
These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	6/12/15	9/30/15	9/30/16	9/30/17
Energizer Holdings, Inc.	100.0	111.3	147.2	138.8
S&P Midcap 400	100.0	90.3	104.1	122.4
S&P Household Products	100.0	94.9	118.7	122.1

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2017, 2016, 2015, 2014 and 2013 and selected balance sheet data as of September 30, 2017, 2016, 2015, 2014, and 2013 as set forth below, from our audited Consolidated Financial Statements. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For the Years Ended September 30,
	2017	2016	2015	2014	2013
Statements of Earnings Data
Net sales	$1,755.7	$1,634.2	$1,631.6	$1,840.4	$2,012.2
Depreciation and amortization	50.2	34.3	41.8	42.2	55.9
Earnings/(loss) before income taxes	273.3	165.7	(0.7)	215.2	162.0
Income taxes	71.8	38.0	3.3	57.9	47.1
Net earnings/(loss)	$201.5	$127.7	$(4.0)	$157.3	$114.9
Earnings/(loss) per share: (a)
Basic	$3.27	$2.06	$(0.06)	$2.53	$1.85
Diluted	$3.22	$2.04	$(0.06)	$2.53	$1.85
Average shares outstanding: (a)
Basic	61.7	61.9	62.2	62.2	62.2
Diluted	62.6	62.5	62.2	62.2	62.2
Dividend per common share (b)	$1.10	$1.00	$0.25	$—	$—

	At September 30,
	2017	2016	2015	2014	2013
Balance Sheet Data
Working capital (c)	$438.2	$356.4	$610.5	$323.5	$310.0
Property, plant and equipment, net	176.5	201.7	205.6	212.5	240.6
Total assets	1,823.6	1,731.5	1,618.6	1,194.6	1,238.3
Long-term debt	978.5	981.7	984.3	—	—

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

(b)
The Company issued a $0.275 per share dividend in each quarter of 2017 for a total dividend of $1.10 per share, a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share and a $0.25 dividend in the fourth fiscal quarter of 2015.

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

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to achieve the anticipated cost savings, synergies, and other anticipated benefits;

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
("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that management believes are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, acquisition inventory step up costs, gain on sale of real estate, restructuring activities, costs related to the spin, cost of early debt retirement, Venezuela deconsolidation charge and income tax adjustments. These measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our three geographic segments including allocations for shared support functions. General corporate and other expenses, global marketing expenses, research and development (R&D) expenses, amortization of intangible assets, interest expense, acquisition and integration costs, gain on sale of real estate, restructuring activities, costs related to the spin, cost of early debt retirement, Venezuela deconsolidation charge and income tax adjustments have all been excluded from segment profit.

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Diluted EPS. These measures exclude the impact of the costs related to acquisition and integration costs, gain on sale of real estate, restructuring activities, costs related to the spin, cost of early debt retirement, Venezuela deconsolidation charge and income tax adjustments.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, the impact of our go-to-market initiatives, the change in our Venezuela results from the deconsolidation of those operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

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
Adjusted Gross Margin and adjusted Selling, General & Administrative (SG&A) as a percent of sales. Details for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to acquisition and integration, inventory step up, restructuring activities, and costs related to the spin.

Acquisition

On July 1, 2016, the Company completed an acquisition of a leading designer and marketer of automotive fragrance and appearance products (auto care acquisition). We have completed the integration of the auto care business. During the year ended September 30, 2017, the Company incurred $8.4 of acquisition and integration costs. Total acquisition and integration related costs associated with the auto care acquisition incurred to date were $27.7.

The Separation

On July 1, 2015, Energizer completed its legal separation from Edgewell via a tax free spin-off. Energizer's first three fiscal quarters of 2015 are based on carve out financial data. Net sales, Gross profit, Advertising & promotion (A&P) and R&D spending are directly attributable to our business. However, certain SG&A, Interest expense, including the cost of early debt retirement, and Spin-off and Restructuring related charges are allocated from Edgewell and not necessarily representative of Energizer's stand-alone results or expected future results of Energizer as an independent company.

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
• the first mercury-free hearing aid battery; and
• Energizer Ultimate Lithium, the world’s longest-lasting AA and AAA battery for high-tech devices.

Today, Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands in the performance, premium and price segments and include primary, rechargeable, specialty and hearing aid products. In addition, Energizer has an extensive line of lighting products designed to meet a breadth of consumer needs. We distribute, market, and/or license lighting products including headlights, lanterns, children’s lights and area lights. In addition to the Energizer and Eveready brands, we market our flashlights under the Hard Case, Dolphin, and WeatherReady sub-brands.

Through our global supply chain, global manufacturing footprint and seasoned commercial organization, we seek to meet diverse customer demands within each of the markets we serve. Energizer distributes its portfolio of batteries, lighting and auto care products through a global sales force and global distributor model. We sell our products in multiple retail and business-to-business channels, including: mass merchandisers, club, electronics, food, home improvement, dollar store, auto, drug, hardware, convenience, sporting goods, hobby/craft, e-commerce, office, industrial, medical and catalog.

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

As of October 1, 2016, the Company changed its internal reporting structure and is managing operations via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (EMEA), and Asia Pacific. Prior to this year, the Americas segment was reported as two separate geographic reportable segments. The Company changed its internal reporting structure to combine these two geographic regions to better reflect how the Company is managing the operations. Our three geographic segments have distinct characteristics that help Energizer deliver its strategic objectives.

Financial Results

Net earnings for the fiscal year ended September 30, 2017 was $201.5, or $3.22 per diluted share, compared to net earnings of $127.7, or $2.04 per diluted share, and net loss of $4.0, or $0.06 per diluted share, for the fiscal years ended September 30, 2016 and 2015, respectively.

Earnings/(loss) before income taxes, net earnings/(loss) and diluted earnings/(loss) per share (EPS) for the time periods presented were impacted by certain items related to acquisition and integration costs, acquisition inventory step up costs, gain on sale of real estate, restructuring costs, the spin-off transaction, cost of early debt retirement, Venezuela deconsolidation and income tax adjustments as described in the tables below. The impact of these items on reported earnings/(loss) before income taxes, reported net earnings/(loss) and reported EPS are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For The Years Ended September 30,
	Earnings/(Loss) Before Income Taxes			Net Earnings/(Loss)			Diluted EPS
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Reported - GAAP	$273.3	$165.7	$(0.7)	$201.5	$127.7	$(4.0)	$3.22	$2.04	$(0.06)
Impacts: Expense (Income)
Acquisition and integration (1)	8.4	11.2	1.6	4.2	9.0	1.2	0.06	0.14	0.01
Inventory step up (2)	—	8.1	—	—	5.0	—	—	0.08	—
Gain on sale of real estate	(16.9)	—	—	(16.5)	—		(0.26)	—
Restructuring (3)	—	4.9	13.0	—	3.1	6.5	—	0.05	0.10
Spin costs (4)	—	10.4	98.1	—	7.0	68.7	—	0.11	1.09
Spin restructuring	(3.8)	5.8	39.1	(2.4)	4.2	27.0	(0.04)	0.07	0.43
Cost of early debt retirement (5)	—	—	26.7	—	—	16.7	—	—	0.27
Venezuela deconsolidation charge		—	65.2	—	—	65.2	—	—	1.04
Income tax adjustments	—	—	—	—	(11.4)	(4.0)	—	(0.18)	(0.06)
Adjusted - Non-GAAP (6)	$261.0	$206.1	$243.0	$186.8	$144.6	$177.3	$2.98	$2.31	$2.82
Weighted average shares - Diluted (7)							62.6	62.5	62.2

(1) Includes pre-tax costs of $1.1 recorded in Cost of products sold, $4.0 recorded in SG&A, and $3.3 in other items, net for the year ended September 30, 2017, pre-tax costs of $10.0 recorded in SG&A and $1.2 recorded interest expense for the year ended September 30, 2016 and $0.3 recorded in Cost of products sold and $1.3 recorded in SG&A for the year ended September 30, 2015.

(2) Included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income.

(3) Includes pre-tax costs of $2.4 and $3.1 for the years ended September 30, 2016 and 2015, respectively, recorded within Cost of products sold and $0.3 for the year ended September 30, 2015 recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income.

(4) Includes pre-tax costs of $10.0 and $97.6 recorded in SG&A for the years ended September 30, 2016 and 2015, respectively, and $0.4 and $0.5 recorded in cost of products sold for the years ended September 30, 2016 and 2015 on the Consolidated Statements of Earnings and Comprehensive Income.

(5) Included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Income.

(6) The effective tax rate for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 28.4%, 29.8%, and 27.0% for the years ended September 30, 2017, 2016, 2015, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was an expense of $2.4, $23.5 and $62.4, respectively, for the twelve months ended September 30, 2017, 2016 and 2015.

(7) For twelve months ended September 30, 2015, adjusted earnings per share is calculated utilizing the diluted weighted average shares as the Company has Adjusted - Non GAAP net earnings rather than a loss.

Operating Results

Net Sales

	For the Years Ended September 30,
	2017	% Chg	2016	% Chg	2015
Net sales - prior year	$1,634.2		$1,631.6		$1,840.4
Organic	59.7	3.7%	60.4	3.7%	(65.4)
Impact of acquisition	83.1	5.1%	32.3	2.0%	—
International Go-to-Market	—	—%	(14.7)	(0.9)%	(16.4)
Change in Venezuela results	—	—%	(8.5)	(0.5)%	(17.3)
Impact of currency	(21.3)	(1.4)%	(66.9)	(4.1)%	(109.7)
Net sales - current year	$1,755.7	7.4%	$1,634.2	0.2%	$1,631.6

Net sales for the year ended September 30, 2017 increased 7.4%. The increase was driven by the impact of the auto care acquisition on July 1, 2016 which added $83.1, or 5.1%, as well as the increase in organic sales of $59.7, or 3.7%. These increases were partially offset by the unfavorable impact of currency of $21.3, or 1.4%. Organic net sales increased 3.7% primarily due to:

•	The carryover benefit of new distribution and shelf space gains of approximately 2%;

•	Improved pricing across several markets of approximately 2%;

•	The impact of U.S. hurricane volume of approximately 1%;

•	Partially offset by investments made related to our portfolio optimization of approximately 1%.

Net sales for the year ended September 30, 2016 increased 0.2%. This increase was driven by the impact of the auto care acquisition on July 1, 2016 which added $32.3, or 2.0%, as well as the increase in organic sales of $60.4, or 3.7%. These increases were partially offset by the unfavorable impact of currency of $66.9, or 4.1%, $8.5, or 0.5%, due to change in Venezuela results as a result of the deconsolidation and $14.7, or 0.9%, related to the impacts of the international go-to-market changes (including exits and shift to distributors). Organic sales increased $60.4, or 3.7%, primarily due to:

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

Gross Profit

Gross profit dollars were $811.3 in fiscal 2017 versus $712.4 in fiscal 2016. The increase in gross profit dollars was due primarily to the increase in net sales mentioned earlier and productivity initiatives implemented in the prior year.

Gross margin as a percent of net sales for fiscal 2017 was 46.2% compared to 43.6% in the prior year. Excluding the impact from the fiscal 2017 acquisition and integration costs of $1.1 and the one-time accounting adjustment of $8.1 related to the fair market value step up of the auto care acquisition inventory and spin and restructuring charges of $2.8 in fiscal 2016, gross margin percentage was 46.3% or 200 basis points above prior year. This increase was driven by cost reductions realized from continued productivity improvements, as well as the year over year benefit of lapping productivity investments recorded in the prior year, material and purchased product cost favorability, improved overhead absorption driven by the strong volume performance in the first part of the year and improved pricing. These items were partially offset by increased investments related to our portfolio optimization and the unfavorable impact of foreign currencies on our gross margin rate.

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

Selling, General and Administrative

SG&A expenses were $349.6 in fiscal 2017, or 19.9% of net sales as compared to $352.6, or 21.6% of net sales for fiscal 2016 and $426.3, or 26.1% of net sales for fiscal 2015. Included in SG&A in fiscal 2017 were acquisition and integration costs of $4.0 related to the auto care acquisition. Included in SG&A in fiscal 2016 were separation charges of $10.0 related to the execution of the spin-off transaction as well as $10.0 of acquisition and integration costs related to the auto care acquisition. Similarly, included in SG&A in fiscal 2015 was approximately $107 of special charges. Separation charges of $97.6 were included in this amount and primarily related to the execution of the spin-off transaction. Also included were approximately $9 related to integration, restructuring initiatives and transitional expenses related to the separation. Excluding the impacts of these items, SG&A as a percent of net sales was 19.7% in fiscal 2017 as compared to 20.4% in fiscal 2016 and 20.0% in fiscal 2015. The improved percentage comparison versus the prior years reflects the improved top-line performance due to organic sales growth and incremental sales from the auto care acquisition, as well as a continuous focus on managing costs.

Advertising and Sales Promotion

A&P was $116.1, up $13.7 as compared to fiscal 2016. A&P as a percent of net sales was 6.6% for fiscal 2017 and was 6.3% and 8.1% in fiscal years 2016 and 2015, respectively. The lower level of A&P spending as a percent of net sales in fiscal years 2017 and 2016 versus 2015 was due to higher spending related to a new product launch in fiscal 2015. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

R&D expense was $22.0 in fiscal 2017, $26.6 in fiscal 2016 and $24.9 in fiscal 2015. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.3% in fiscal 2017, 1.6% in fiscal 2016 and 1.5% in fiscal 2015.

Gain on Sale of Real Estate

Gain on sale of real estate was $16.9 in fiscal 2017 and included $15.2 related to the sale of office building space in Asia and $1.7 associated with the sale of land related to a market we exited as part of our international go-to-market changes initiated after the spin.

Interest expense

Interest expense for fiscal 2017 was $53.1, a decrease of $1.2 as compared to fiscal 2016 expense of $54.3. The fiscal 2017 and 2016 expense is related to the outstanding senior notes, debt outstanding on the credit facility and the term loan inclusive of interest rate swap activity. Fiscal 2016 interest expense includes $1.2 of expense from the bridge loan associated with the auto care acquisition. Interest expense in fiscal 2015 was $51.2, exclusive of $26.7 in debt breakage fees. Interest expense for the first three quarters of fiscal 2015 was based on an allocation from Edgewell.

Other Items, Net

Other items, net was expense of $6.7 in fiscal 2017 and includes a loss of $3.3 from the sale of a non core promotional sales business acquired with the auto care acquisition. The remaining expense primarily reflects net revaluation losses on nonfunctional currency balance sheet exposures slightly offset by the net impact of interest income and hedging contract gains. Other items, net was income of $0.3 in fiscal 2016 reflecting the net impact of hedging contract gains and interest income which were almost fully offset by revaluation losses on nonfunctional currency balance sheet exposures and an impairment charge on an available for sale security of $2.0. In fiscal 2015, Other items, net was income of $18.4 reflecting the net impact of hedging contract gains, interest income and net revaluation gains on nonfunctional currency balance sheet exposures.

Income Taxes

For fiscal 2017, the effective tax rate was 26.3%. Impacting this rate was the favorable impacts of $1.3 of adjustments related to our prior year provision estimates, the benefit of the non-taxable gain on the sale of real estate in Asia during the second quarter, and the $1.6 tax benefit recognized in our income tax provision as a result of the new stock compensation guidance adopted in the first quarter. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal year 2017 was 28.4%.

For fiscal 2016, the effective tax rate was 22.9%. which was favorably impacted by certain return to provision adjustments related to prior year provision estimates and certain spin related adjustments of $11.4. In addition, the rate was favorably impacted by costs related to integration, separation and restructuring charges as a majority of these charges were primarily incurred in the U.S., which resulted in a higher tax benefit as compared to our overall global effective tax rate. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal year 2016 was 29.8%.

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

Energizer’s effective tax rate is highly sensitive to the mix of countries from which earnings or losses are derived. Declines in earnings in lower tax rate countries, earnings increases in higher tax rate countries, repatriation of foreign earnings or foreign operating losses in the future could increase future tax rates. In addition, the enactment of legislation implementing changes in the U.S. on the taxation of international business activities or the adoption of other U.S. tax reform could impact our effective tax rate in the future.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included income in the second quarter of $2.5 reflecting the true up of previously accrued exit lease costs related to the right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

On a project to date basis, the total costs incurred and allocated to Energizer for the spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

2013 Restructuring

In November 2012, Edgewell's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to Edgewell's management to determine the final actions with respect to this plan (2013 restructuring project). For the twelve months ended September 30, 2016, Energizer recorded $2.5 in pre-tax restructuring charges related to the 2013 restructuring project as compared to $9.6 in fiscal 2015. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $3.1 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015. These inventory obsolescence and information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

The 2013 restructuring project was completed in fiscal 2016 and the full amount of savings are now included within our run-rate cost structure. Energizer estimates that total project savings exceeded $218. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

Venezuela Deconsolidation Charge

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited Energizer’s ability to realize the benefits from earnings of Energizer’s Venezuelan operations and access the resulting liquidity provided by those earnings. Energizer expects that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. We deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. Subsequent to March 31, 2015, our financial results do not include the operating results of our Venezuelan operations. Instead, we record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries are recorded as other income upon receipt of the cash. Included within the results for the twelve months ended September 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5. See further discussion in "Segment Results" below.

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

Segment Results

Operations for Energizer are managed via three geographic segments – Americas (North America and Latin America), Europe, Middle East and Africa (EMEA) and Asia Pacific. Prior to this year, the Americas segment was reported as two separate geographic reportable segments. The Company changed its internal reporting structure to combine these two geographic regions to better reflect how the Company is managing the operations.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, R & D costs, gains on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 20, Segments, to the Consolidated Financial Statements for the year ended September 30, 2017.

Segment Net Sales	For the Years Ended September 30,
	2017	% Chg	2016	% Chg	2015
Americas
Net sales - prior year	$1,002.0		$956.4		$1,071.3
Organic	$43.9	4.4%	$53.3	5.6%	$(69.4)
International Go-to-Market	$—	—%	$(8.5)	(0.9)%	$(17.3)
Change in Venezuela results	$—	—%	$(2.0)	(0.2)%	$(4.3)
Impact of acquisition	$74.2	7.4%	$29.3	3.1%	$—
Impact of currency	$(8.3)	(0.8)%	$(26.5)	(2.8)%	$(23.9)
Net sales - current year	$1,111.8	11.0%	$1,002.0	4.8%	$956.4
EMEA
Net sales - prior year	$353.8		$370.4		$419.1
Organic	11.8	3.3%	12.0	3.2%	9.7
International Go-to-Market	—	—%	(3.5)	(0.9)%	1.3
Impact of acquisition	5.8	1.6%	2.1	0.6%	—
Impact of currency	(13.6)	(3.8)%	(27.2)	(7.4)%	(59.7)
Net sales - current year	$357.8	1.1%	$353.8	(4.5)%	$370.4
Asia Pacific
Net sales - prior year	$278.4		$304.8		$350.0
Organic	4.0	1.4%	(4.9)	(1.6)%	(5.7)
International Go-to-Market	—	—%	(9.2)	(3.0)%	(13.4)
Impact of acquisition	3.1	1.1%	0.9	0.3%	—
Impact of currency	0.6	0.3%	(13.2)	(4.4)%	(26.1)
Net sales - current year	$286.1	2.8%	$278.4	(8.7)%	$304.8
Total Net Sales
Net sales - prior year	$1,634.2		$1,631.6		$1,840.4
Organic	59.7	3.7%	60.4	3.7%	(65.4)
International Go-to-Market	—	—%	(14.7)	(0.9)%	(16.4)
Change in Venezuela results	—	—%	(8.5)	(0.5)%	(17.3)
Impact of acquisition	83.1	5.1%	32.3	2.0%	—
Impact of currency	(21.3)	(1.4)%	(66.9)	(4.1)%	(109.7)
Net sales - current year	$1,755.7	7.4%	$1,634.2	0.2%	$1,631.6

Total net sales for the twelve months ended September 30, 2017 increased 7.4%, including organic sales increase of $59.7, or 3.7%, and sales related to the auto care acquisition of $83.1, or 5.1%. These increases were offset by a $21.3 decrease due to unfavorable movement in foreign currency rates. Segment sales results for the twelve months ended September 30, 2017 are as follows:

•
Americas net sales improved 11.0% versus the prior fiscal year, inclusive of a 0.8% decline due to unfavorable currency movements. The auto care acquisition improved net sales by 7.4%. Excluding the impact of currency movement and the acquisition, organic net sales increased 4.4% as a result of hurricane activity in the U.S. combined with the benefits of carryover distribution and shelf space gains and strong holiday activity. Partially offsetting these gains were investments made during the third and fourth quarter related to our portfolio optimization and the divestiture of the ad specialty business, which was acquired as part of the auto care acquisition, in May 2017.

•
EMEA net sales improved 1.1% versus the prior fiscal year, inclusive of a 3.8% decline due to unfavorable currency movements. The auto care acquisition improved net sales by 1.6%. Excluding the impacts of currency movements and the acquisition, organic net sales improved 3.3% driven primarily by improved pricing in certain markets as well as distribution gains and the timing of holiday activity.

•
Asia Pacific net sales improved 2.8% versus the prior fiscal year, inclusive of a 0.3% increase due to favorable currency movements and a 1.1% increase due to the auto care acquisition. Excluding the impacts of currency movements and the acquisition, organic net sales increased 1.4% driven by improved pricing, replenishment and phasing of holiday activity. Offsetting some of the increase was competitive conditions and unfavorable mix in several markets, most notably Australia, during the first three quarters of fiscal 2017.

Net sales for the twelve months ended September 30, 2016 increased 0.2%, including organic sales increase of $60.4, or 3.7% and sales related to the auto care acquisition of $32.3, or 2.0%. These increases were substantially offset by a $66.9 decrease due to unfavorable movement in foreign currency rates, a $8.5 change in Venezuela results (as a result of deconsolidation) and $14.7 related to the impacts of the international go-to-market changes (including exits and shift to distributors). Segment sales results for the twelve months ended September 30, 2016 are as follows:

•	Americas net sales increased 4.8% versus the prior fiscal year, inclusive of a 2.8% decline due to unfavorable currency movements. The deconsolidation of Venezuela accounted for a 0.2% year-over-year decline while the go-to-market impacts had a negative impact of 0.9%. The auto care acquisition improved net sales by 3.1%. Excluding the impact of currency movements, Venezuela and the go-to-market changes, and auto care acquisition, organic net sales increased 5.6%. This increase was due to net distribution and space gains and the timing of holiday shipments as well as positive volume contributions, including the launch of a new product line and pricing actions in certain markets.

•
EMEA net sales declined 4.5% versus the prior fiscal year, inclusive of a 7.4% decrease due to unfavorable currency movements. The go-to-market impacts associated with market exits and distributors negatively impacted net sales by 0.9%. The auto care acquisition improved net sales by 0.6%. Excluding the impact of currency movements go-to-market changes, and the acquisition, organic net sales improved 3.2% driven by positive volume contribution from distribution gains in certain Western and Eastern European markets, pricing actions in certain markets and the continued launch of a new product line in additional markets.

•
Asia Pacific net sales declined 8.7% versus the prior fiscal year, inclusive of a 4.4% decline due to unfavorable currency movements a 3.0% decline associated with the go-to-market changes, and a 0.3% increase due to the auto care acquisition. Excluding the impacts of currency movements, go-to-market changes, and the acquisition, organic net sales decreased 1.6% driven by continued competitive pressures in certain Asia developed markets slightly offset by distribution gains and positive volume contributions in select markets.

Segment Profit	For the Years Ended September 30,
	2017	% Chg	2016	% Chg	2015
Americas
Segment Profit - prior year	$266.5		$255.3		$290.3
Organic	28.8	10.8%	20.8	8.1%	(12.4)
International Go-to-Market	—	—%	2.5	1.0%	2.0
Change in Venezuela results	—	—%	(2.5)	(1.0)%	(10.6)
Impact of acquisition	20.4	7.7%	7.8	3.1%	—
Impact of currency	(5.7)	(2.2)%	(17.4)	(6.8)%	(14.0)
Segment Profit - current year	$310.0	16.3%	$266.5	4.4%	$255.3
EMEA
Segment Profit - prior year	$51.6		$58.3		$61.4
Organic	16.4	31.8%	12.4	21.3%	28.8
International Go-to-Market	—	—%	(1.0)	(1.7)%	1.8
Impact of acquisition	3.3	6.4%	1.2	2.1%	—
Impact of currency	(6.9)	(13.4)%	(19.3)	(33.2)%	(33.7)
Segment Profit - current year	$64.4	24.8%	$51.6	(11.5)%	$58.3
Asia Pacific
Segment Profit - prior year	$70.1		$77.9		$97.1
Organic	6.2	8.8%	1.4	1.8%	0.9
International Go-to-Market	—	—%	0.2	0.3%	(0.9)
Impact of acquisition	1.8	2.6%	0.5	0.6%	—
Impact of currency	0.5	0.7%	(9.9)	(12.7)%	(19.2)
Segment Profit - current year	$78.6	12.1%	$70.1	(10.0)%	$77.9
Total Segment Profit
Segment Profit - prior year	$388.2		$391.5		$448.8
Organic	51.4	13.2%	34.6	8.8%	17.3
International Go-to-Market	—	—%	1.7	0.4%	2.9
Change in Venezuela results	—	—%	(2.5)	(0.6)%	(10.6)
Impact of acquisition	25.5	6.6%	9.5	2.4%	—
Impact of currency	(12.1)	(3.1)%	(46.6)	(11.8)%	(66.9)
Segment Profit - current year	$453.0	16.7%	$388.2	(0.8)%	$391.5
Refer to Note 20, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2017 was $453.0, an increase of 16.7% versus the prior fiscal year, driven by an increase of $25.5, or 6.6%, from the auto care acquisition and organic segment profit increase of 13.2%. These increases were partially offset by unfavorable movement in foreign currency of $12.1, or 3.1%. Segment operating profit results for the twelve months ended September 30, 2017 are as follows:

•
Americas segment profit was $310.0, an increase of $43.5, or 16.3%, versus the prior fiscal year inclusive of the negative $5.7 impact of currency movements and $20.4 increase due to the auto care acquisition. Excluding the impact of currency movements and the acquisition, segment profit increased $28.8, or 10.8%, driven by top-line growth noted above as well as favorable gross margin slightly offset by increased A&P spend and higher Marketing & Selling expense driven by higher net sales.

•
EMEA segment profit was $64.4, an increase of $12.8, or 24.8%, versus the prior fiscal year. Excluding $6.9 of unfavorable currency impacts and positive contribution from the auto care acquisition of $3.3, organic segment profit increased $16.4, or 31.8%, driven by top-line growth noted above, favorable gross margin and A&P, slightly offset by increased overhead spending.

•
Asia Pacific segment profit was $78.6, an increase of $8.5, or 12.1%, versus the prior fiscal year inclusive of the positive impact of currency movements of $0.5 and growth due to the auto care acquisition of $1.8. Excluding the impact of these items, segment profit increased $6.2, or 8.8%, due primarily to the net sales gains noted above and favorable gross margin, partially offset by increased overhead and A&P spending.

Total segment profit in fiscal 2016 was $388.2, a decrease of 0.8% versus the prior fiscal year, including a decrease of $46.6, or 11.8%, due to unfavorable movement in foreign currency rates and a $2.5 decrease due to the change in Venezuela results (due to the deconsolidation). These decreases were partially offset by an increase of $9.5, or 2.4%, from the auto care acquisition impact, a $1.7 increase related to the impact of the international go-to-market changes (including exits and shift to distributors), and organic segment profit increase of 8.8%. Segment operating profit results for the twelve months ended September 30, 2016 are as follows:

•
The Americas segment profit was $266.5, a increase of $11.2, or 4.4%, versus the prior fiscal year inclusive of the negative $17.4 impact of currency movements. The auto care acquisition increased segment profit by $7.8, or 3.1%. The change in Venezuela (as a result of the deconsolidation) accounted for $2.5, or 1.0%, decrease in segment profit. The go-to-market changes positively contributed $2.5, or 1.0%, to segment profit as the loss of sales was more than offset by the reduction in overhead costs. Excluding these items, segment profit increased $20.8, or 8.1%, driven by strong top-line performance, favorable commodity costs, distribution gains and lower A&P spend due to the prior year launch of new products. These increases were partially offset by increased costs related to planned as well as accelerated discrete productivity initiatives and increased costs in support of product innovation.

•
EMEA segment profit was $51.6, a decrease of $6.7, or 11.5%, versus the prior fiscal year. Excluding $19.3 of unfavorable currency impacts, negative go-to-market changes of $1.0, and positive contribution from the auto care acquisition of $1.2, organic segment profit increased $12.4, or 21.3%, due to positive volume contribution from distribution gains in certain Western and Eastern European markets, the continued launch of new products in additional markets and a reduction in A&P and overhead spending.

•
Asia Pacific segment profit was $70.1, a decrease of $7.8, or 10.0%, versus the prior fiscal year inclusive of the negative impact of currency movements of $9.9 and an increase from go-to-market changes of $0.2 and growth due to the auto care acquisition of $0.5. Excluding the impact of these items, segment profit increased $1.4 , or 1.8%, driven by distribution gains and positive volume contributions in select markets as well as lower A&P and overhead spending.

GENERAL CORPORATE	For the Years Ended September 30,
	2017	2016	2015
General corporate and other expenses	$80.8	$80.8	$66.0
Global marketing expenses	21.5	19.1	24.8
Total	$102.3	$99.9	$90.8
% of net sales	5.8%	6.1%	5.6%

For fiscal 2017, general corporate expenses were $80.8, flat to fiscal 2016 and an increase of $14.8 as compared to fiscal 2015. The expense in fiscal 2015 was lower based on the allocated costs from carve out methodology used in that year. For fiscal 2015, general corporate expenses were $66.0.

Global marketing expenses were $21.5 in fiscal 2017, $19.1 in fiscal 2016, and $24.8 in fiscal 2015. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands. The global marketing expense in the current year included incremental costs associated with the auto care acquisition. The expense in 2015 was based on an allocation from Edgewell using a carve-out methodology and was slightly higher due to increased support of the new product launch that year.

Liquidity and Capital Resources

Energizer’s primary future cash needs are centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including, but not limited to: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2017, Energizer had $378.0 of cash and cash equivalents, 98% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Company leverage. As of September 30, 2017, the Company had $95.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $248.3 remains available as of September 30, 2017.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2017, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $197.2 in fiscal 2017, $193.9 in fiscal 2016, and $161.8 in fiscal 2015.

Cash flow from operating activities was $197.2 in fiscal 2017 as compared to $193.9 in the prior fiscal year. The increase in net earnings of $56.9, excluding the gain on real estate of $16.9, positively contributed to operating cash flow in the twelve month period. Year over year increases in working capital of $43.8 offset the increased net earnings. Working capital changes year over year were driven by several factors: Accounts receivable increased approximately $40 as a result of strong fourth quarter sales due primarily to hurricane activity in the U.S., distribution gains in certain international markets and timing of holiday activity. Inventory also increased approximately $43 in support of our innovation, portfolio changes and changes to our manufacturing footprint being executed during the first half of fiscal year 2018. Inventory levels are expected to begin to normalize as we move through fiscal 2018. These increases were partially offset by a decrease in accruals, primarily related to fewer payments of spin related costs in fiscal 2017 and higher accrued A&P expenses at September 30, 2017 versus the prior year.

The increase in cash flow of $32.1 from operating activities in fiscal 2016 as compared to fiscal 2015 was the result of higher net earnings in fiscal 2016, higher accounts payable due to the timing of payments and the benefit of lower inventory levels driven by increased sales volume and the benefits of initiatives that reduced days in inventory. These increases were partially offset by a decrease in accruals, primarily related to the payment of spin related costs and accrued A&P expenses.

Investing Activities

Net cash from investing activities was $2.0 in fiscal 2017 and net cash used by investing activities was $371.2 and $38.8 in fiscal 2016 and 2015, respectively, and consisted of the following:

•
Capital expenditures were $25.2, $28.7, and $40.4 in fiscal years 2017, 2016 and 2015, respectively. The decrease in capital expenditures in fiscal 2017 and 2016 compared to fiscal 2015 was primarily due to IT spending associated with the separation occurring in 2015.

•
Proceeds from asset sales were $27.2, $1.5 and $13.7 in fiscal 2017, 2016 and 2015, respectively. The fiscal 2017 proceeds were related to the sales of a previously closed facility, office space and land.

•	Acquisitions, net of cash acquired, were $344.0 in fiscal 2016 for the purchase of the auto care business and $12.1 in fiscal 2015 for a battery manufacturing facility in China.

Investing cash outflows of approximately $30 to $35 are anticipated in fiscal 2018 for capital expenditures relating to maintenance, product development and cost reduction investments. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $106.9 and $45.4 in fiscal 2017 and 2016, respectively and net cash from financing activities was $309.2 in fiscal year 2015. For fiscal 2017, cash flow used by financing activities consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (Term Loan);

•	Increase on debt with maturities of 90 days or less of $36.5 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $69.1 during fiscal 2017 (see below);

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2017 (see below);

•	Taxes paid for withheld share-based payments of $10.0; and

•	Debt issuance costs of $0.8.

For fiscal 2016, cash flow used by financing activities consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the Term Loan;

•	Increase on debt with maturities of 90 days or less of $58.9 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $62.7 during the fiscal 2016 (see below);

•	Debt issuance costs of $1.6 primarily representing the fees paid as part of the July 1, 2016 bridge loan associated with the auto care acquisition;

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2016 (see below); and

•	Net taxes paid of $5.2 representing the liquidation of restricted stock equivalent awards (RSEAs) upon vesting.

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

Dividends
Total dividends declared to shareholders were $69.3 of which $69.1 were paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock, payable on December 14, 2017, to all shareholders of record as of the close of business on November 30, 2017.

Share Repurchases
On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. During the twelve months ended September 30, 2017, the Company repurchased 1,389,027 shares for $58.7, at an average price of $42.23 per share, under this authorization. During the twelve months ended September 30, 2016, the Company repurchased 832,971 shares for $32.6, at an average price of $39.06 per share, under this authorization. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. No share repurchases were made during fiscal 2015. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.
Subsequent to fiscal year end and through the date of this report, the Company repurchased 215,267 shares at an average price of $43.93 per share.
Contractual Obligations
A summary of Energizer’s contractual obligations at September 30, 2017 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$992.0	$4.0	$8.0	$380.0	$600.0
Interest on long-term debt (1)	330.3	47.2	94.0	90.1	99.0
Notes payable	104.1	104.1	—	—	—
Operating leases	59.7	13.4	22.0	8.4	15.9
Pension plans (2)	8.9	8.9	—	—	—
Purchase obligations and other (3)	112.3	48.4	63.9	—	—
Total	$1,607.3	$226.0	$187.9	$478.5	$714.9

(1)
The above table is based upon the debt balance and LIBOR rate as of September 30, 2017. Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

(2)	Globally, total pension contributions for the Company in the next year are estimated to be $8.9. The projected payments beyond fiscal year 2018 are not currently estimable.

(3)	Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

Accrued environmental costs at September 30, 2017 were $5.5, of which approximately $2 is expected to be spent during fiscal 2018. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

Legal Proceedings

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Critical Accounting Policies

The methods, estimates, and judgments Energizer uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Consolidated Financial Statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to allocations from Edgewell for pre-spin periods, accruals for consumer and trade-promotion programs, pension benefit costs, acquisition, goodwill and intangible assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, Energizer evaluates its estimates, but actual results could differ materially from those estimates.

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

•
Revenue Recognition - Energizer’s revenue is from the sale of its products. Revenue is recognized when title, ownership and risk of loss pass to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

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

•
Pension Plans - The determination of the Company’s obligation and expense for pension benefits are dependent on certain assumptions developed by the Company and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension obligations. In determining the discount rate, the Company uses the yield on high-quality bonds that coincide with the cash flows of its plans’ estimated payouts. For the U.S. plans, which were frozen January 1, 2014, and represent the Company’s most significant obligations, we consider the Mercer yield curve in determining the discount rates.

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2017, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s pre-tax pension expense by $4.6. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase pension obligations by $52.0 at September 30, 2017.

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 7, Goodwill and intangible assets, of the Notes to Consolidated Financial Statements.

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

During fiscal 2017, we tested goodwill for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

•
Income Taxes - Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

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

Recently Adopted Accounting Pronouncements

During the year ended September 30, 2017, the Company adopted ASU 2015-07, Fair Value Measurement (Topic 820). This ASU removes the requirement to categorize investments for which fair values are measured using the net asset value per share (NAV) in the fair value hierarchy. As a result of this ASU, Energizer's pension plan assets, as disclosed in Note 12, Pension Plans, of the Notes to Consolidated Financial Statements, that are valued using their NAV are no longer disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

During the quarter ended December 31, 2016, the Company early adopted FASB ASU 2016-09, Compensation - Stock Compensation. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences and classifications on the statement of cash flows. The provisions in ASU 2016-09 resulted in the following impacts upon adoption:

Excess tax benefits created upon the vesting of RSEAs are now recorded within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid in capital. During the twelve months ended September 30, 2017, $1.6 was recorded as a benefit in our income tax provision. This ASU provision was applied on a modified retrospective basis; however no cumulative effect adjustment was necessary to retained earnings.

Excess tax benefits are now required to be classified with other income tax cash flows as a Cash Flow from
    Operating Activities. This was previously reported as a Cash Flow from Financing Activity. The $1.6 excess tax benefit for the twelve months ended September 30, 2017 is reflected within the Changes in current assets and liabilities used in operations line. The Company has applied this provision prospectively and the comparable prior year amount of $1.0 is reflected in Cash Flow from Financing Activities.

Cash paid by an employer when directly withholding shares for tax withholding purposes are now required to be classified as a Cash Flow from Financing Activities. For the twelve months ended September 30, 2017 and September 30, 2016, the Company has reported $10.0 and $6.2, respectively, for Taxes paid for withheld share payments as a Cash Flow used by Financing Activity. This presentation is consistent with prior year.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update is effective for Energizer beginning October 1, 2018. The Company is currently assessing the new standard against its current accounting policies and procedures, through activities that include analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. The Company plans to adopt the new standard on a modified retrospective basis at the effective date. While the Company’s assessment is not yet complete, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures.

On July 22, 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for Energizer beginning October 1, 2017 and will not have a material impact.

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

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer would be recorded as a cumulative effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. During the quarter ended December 31, 2016, new IRS regulations were passed that resulted in the recognition of an additional deferred charge. As of September 30, 2017, the total deferred charge is $59.2. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018.

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

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and
Net Periodic Postretirement Benefit Cost. This ASU requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018. The adoption will result in the service component of net periodic pension costs being accounted for in Selling, general and administrative expenses and the other components of net periodic pension costs being accounted for in Other items, net and will be applied retrospectively.

On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU intends to simplify hedge accounting and decrease complexity for both the preparation and understanding of hedging disclosures in the financial statements. This ASU is effective for the Company beginning October 1, 2019. The Company is currently assessing the impact the revised guidance will have on its accounting practices and financial statements.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately half of our sales in fiscal year 2017 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2017 and 2016, Energizer had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $5.8 and $1.1, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2017 levels, over the next twelve months, $5.7 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2019.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2017 resulted in expense of $1.4 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2017 and 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan and $95.0 of outstanding borrowings on the Revolving Facility. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017, in conjunction with the Term Loan repricing, and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap). For the year ended September 30, 2017, our weighted average interest rate on variable rate debt was 3.40%.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, cash flows, and shareholders’ equity/(deficit) present fairly, in all material respects, the financial position of Energizer Holdings, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 14, 2017

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2017	2016	2015
Net sales	$1,755.7	$1,634.2	$1,631.6
Cost of products sold	944.4	921.8	875.4
Gross profit	811.3	712.4	756.2
Selling, general and administrative expense	349.6	352.6	426.3
Advertising and sales promotion expense	116.1	102.4	132.3
Research and development expense	22.0	26.6	24.9
Amortization of intangible assets	11.2	2.8	—
Venezuela deconsolidation charge	—	—	65.2
Spin restructuring	(3.8)	5.8	39.1
Restructuring	—	2.5	9.6
Gain on sale of real estate	(16.9)	—	—
Interest expense	53.1	54.3	77.9
Other items, net	6.7	(0.3)	(18.4)
Earnings/(loss) before income taxes	273.3	165.7	(0.7)
Income tax provision	71.8	38.0	3.3
Net earnings/(loss)	$201.5	$127.7	$(4.0)
Earnings Per Share
Basic net earnings/(loss) per share	$3.27	$2.06	$(0.06)
Diluted net earnings/(loss) per share	$3.22	$2.04	$(0.06)

Dividend Per Common Share	$1.10	$1.00	$0.25

Statement of Comprehensive Income/(Loss)
Net earnings/(loss)	$201.5	$127.7	$(4.0)
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	6.3	10.2	(81.7)
Pension activity, net of tax of $9.0 in 2017, ($6.2) in 2016 and ($19.7) in 2015	20.5	(20.1)	(37.2)
Deferred gain/(loss) on hedging activity, net of tax of $1.7 in 2017, ($3.2) in 2016 and ($2.3) in 2015	0.5	(6.9)	(4.8)
Total comprehensive income/(loss)	$228.8	$110.9	$(127.7)

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$378.0	$287.3
Trade receivables, net	230.2	190.9
Inventories	317.1	289.2
Other current assets	94.9	122.1
Total current assets	1,020.2	889.5
Property, plant and equipment, net	176.5	201.7
Goodwill	230.0	229.7
Other intangible assets, net	223.8	234.7
Deferred tax asset	47.7	63.7
Other assets	125.4	112.2
Total assets	$1,823.6	$1,731.5
Liabilities and Shareholders' Equity/(Deficit)
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Note payable	104.1	57.4
Accounts payable	219.3	217.0
Other current liabilities	254.6	254.7
Total current liabilities	582.0	533.1
Long-term debt	978.5	981.7
Other liabilities	178.0	246.7
Total liabilities	$1,738.5	$1,761.5
Shareholders' equity/(deficit)
Common stock, $0.01 par value, 62,420,421 and 62,420,421
shares issued at 2017 and 2016, respectively	0.6	0.6
Additional paid-in capital	196.7	194.6
Retained earnings	198.7	70.9
Common stock in treasury, at cost, 1,711,858 and 747,475 shares in 2017 and 2016, respectively	(72.1)	(30.0)
Accumulated other comprehensive loss	(238.8)	(266.1)
Total shareholders' equity/(deficit)	$85.1	$(30.0)
Total liabilities and shareholders' equity/(deficit)	$1,823.6	$1,731.5

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
	2017	2016	2015
Cash Flow from Operating Activities
Net earnings/(loss)	$201.5	$127.7	$(4.0)
Adjustments to reconcile net earnings/(loss) to net cash flow from operations:
Non-cash restructuring (income)/costs	(2.5)	4.9	13.1
Depreciation and amortization	50.2	34.3	41.8
Venezuela deconsolidation charge	—	—	65.2
Deferred income taxes	(4.4)	4.2	(7.1)
Share based compensation expense	24.3	20.4	13.5
Gain on sale of real estate	(16.9)	—	—
Non-cash items included in income, net	6.2	13.1	(13.0)
Other, net	(28.7)	(22.0)	(9.4)
Changes in assets and liabilities used in operations, net of acquisitions
(Increase)/Decrease in trade receivables, net	(43.7)	(4.1)	9.7
(Increase)/Decrease in inventories	(30.7)	11.9	(0.1)
Decrease in other current assets	20.8	10.4	3.5
Increase/(Decrease) in accounts payable	13.4	43.7	(18.2)
Increase/(Decrease) in other current liabilities	7.7	(50.6)	66.8
Net cash flow from operating activities	197.2	193.9	161.8
Cash Flow from Investing Activities
Capital expenditures	(25.2)	(28.7)	(40.4)
Proceeds from sale of assets	27.2	1.5	13.7
Acquisitions, net of cash acquired	—	(344.0)	(12.1)
Net cash from/(used by) investing activities	2.0	(371.2)	(38.8)
Cash Flow from Financing Activities
Net transfers to Edgewell	—	—	(648.8)
Cash Proceeds from issuance of debt with original maturities greater than 90 days	—	—	999.0
Payments on debt with maturities greater than 90 days	(4.0)	(3.0)	(1.0)
Net increase/(decrease) in debt with maturities 90 days or less	36.5	58.9	(12.4)
Dividends paid	(69.1)	(62.7)	(15.5)
Debt issuance costs	(0.8)	(1.6)	(12.1)
Common stock purchased	(59.5)	(31.8)	—
Excess tax benefits from share-based payments	—	1.0	—
Taxes paid for withheld share-based payments	(10.0)	(6.2)	—
Net cash (used by)/from financing activities	(106.9)	(45.4)	309.2
Effect of exchange rate changes on cash	(1.6)	7.9	(19.7)
Net increase/(decrease) in cash and cash equivalents	90.7	(214.8)	412.5
Cash and cash equivalents, beginning of period	287.3	502.1	89.6
Cash and cash equivalents, end of period	$378.0	$287.3	$502.1

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Investment of Edgewell	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2014	—	—	—	—	756.2	(31.7)	—	724.5
Net earnings/(loss)	—	—	—	23.1	(27.1)	—	—	(4.0)
Net decrease in Edgewell investment	—	—	—	—	(946.6)		—	(946.6)
Separation related adjustments	—	—	—	—	393.5	(93.9)	—	299.6
Reclassification of net investment to additional paid-in capital	—	—	176.0	—	(176.0)	—	—	—
Issuance of common stock at spin-off	62,193	0.6	(0.6)	—	—	—	—	—
Share based payments	—	—	6.3	—	—	—	—	6.3
Activity under stock plans	2	—	—	—	—	—	—	—
Dividends to shareholders	—	—	—	(16.2)	—	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	(123.7)	—	(123.7)
Balance, September 30, 2015	62,195	0.6	181.7	6.9	—	(249.3)	—	(60.1)
Net earnings	—	—	—	127.7	—	—	—	127.7
Share based payments	—	—	20.4	—	—	—	—	20.4
Common stock purchased	(833)	—	—	—	—	—	(32.6)	(32.6)
Activity under stock plans	311	—	(7.5)	—	—	—	2.6	(4.9)
Dividends to shareholders	—	—	—	(63.7)	—	—	—	(63.7)
Other comprehensive loss	—	—	—	—	—	(16.8)	—	(16.8)
Balance, September 30, 2016	61,673	$0.6	$194.6	$70.9	$—	$(266.1)	$(30.0)	$(30.0)
Net earnings		—	—	201.5	—	—	—	201.5
Share based payments		—	24.3	—	—	—	—	24.3
Common stock purchased	(1,389)	—	—	—	—	—	(58.7)	(58.7)
Activity under stock plans	425	—	(22.2)	(4.4)	—	—	16.6	(10.0)
Dividends to shareholders		—	—	(69.3)	—	—	—	(69.3)
Other comprehensive income		—	—	—	—	27.3	—	27.3
Balance, September 30, 2017	60,709	$0.6	$196.7	$198.7	$—	$(238.8)	$(72.1)	$85.1

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business – Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its portfolio of brands with an acquisition of a leading designer and marketer of automotive fragrance and appearance products (auto care acquisition). With the auto care acquisition, the Company's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®.

On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

Basis of Presentation – The consolidated financial statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments or variable interests.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2017 and 2016, Energizer had $378.0 and $287.3, respectively, in available cash, 98% and 96% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2017 and 2016.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2017 and 2016.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. There were no outstanding derivative contracts for the future purchases of commodities as of September 30, 2017 and 2016.

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

Trade Receivables, net consists of:

	September 30,
	2017	2016
Trade Receivables	$236.0	$197.8
Allowance for returns and doubtful accounts	(5.8)	(6.9)
Trade Receivables, net	$230.2	$190.9

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Capitalized Software Costs – Capitalized software costs are included in other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2017, 2016 and 2015, amortization expense was $5.3, $3.6 and $4.7, respectively.

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2017, 2016, and 2015 was $33.7, $27.9, and $37.1, respectively, excluding accelerated depreciation charges of $2.4 and $9.1, in 2016 and 2015, respectively, primarily related to certain manufacturing assets including properly, plant, and equipment located at the facilities that were closed or streamlined. See Note 4, Restructuring, of the Notes to the Consolidated Financial Statements.

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

In November 2012, Edgewell’s Board of Directors authorized an enterprise-wide restructuring plan, which included the closure of certain facilities in fiscal 2013, 2014 and 2015. As a result of the Spin-off, Energizer was allocated and recorded a portion of these expenses including accelerated depreciation charges of $9.1 for the twelve months ended September 30, 2015, related primarily to certain manufacturing assets including property, plant and equipment located at the facilities that were closed or streamlined. This restructuring plan has concluded.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $86.2, $65.0, and $87.5 for the fiscal years ended September 30, 2017, 2016, 2015, respectively.

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

Share-Based Payments – The Company grants restricted stock equivalents, which generally vest over two to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award, with forfeitures recognized as they occur.

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

Recently Adopted Accounting Pronouncements – During the year ended September 30, 2017, the Company adopted ASU 2015-07, Fair Value Measurement (Topic 820). This ASU removes the requirement to categorize investments for which fair values are measured using the net asset value per share (NAV) in the fair value hierarchy. As a result of this ASU, Energizer's pension plan assets, as disclosed in Note 12, Pension Plans, that are valued using their NAV are no longer disclosed in the fair value hierarchy disclosures of ASC 820, Fair Value Measurements.

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

Excess tax benefits created upon the vesting of restricted stock equivalent awards (RSEA) are now recorded within the income tax provision. These amounts were previously recorded as an adjustment to Additional paid in capital. During the twelve months ended September 30, 2017, $1.6 was recorded as a benefit in our income tax provision. This ASU provision was applied on a modified retrospective basis; however no cumulative effect adjustment was necessary to retained earnings.

Excess tax benefits are now required to be classified with other income tax cash flows as a Cash Flow from Operating Activities. This was previously reported as a Cash Flow from Financing Activity. The $1.6 excess tax benefit for the twelve months ended September 30, 2017 is reflected within the Changes in current assets and liabilities used in operations line. The Company has applied this provision prospectively and the comparable prior year amount of $1.0 is reflected in Cash Flow from Financing Activities.

Cash paid by an employer when directly withholding shares for tax withholding purposes are now required to be classified as a Cash Flow from Financing Activities. For the twelve months ended September 30, 2017 and September 30, 2016, the Company has reported $10.0 and $6.2, respectively, for Taxes paid for withheld share payments as a Cash Flow used by Financing Activity. This presentation is consistent with prior year.

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

Recently Issued Accounting Pronouncements – On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date of the ASU. The update is effective for Energizer beginning October 1, 2018. The Company is currently assessing the new standard against its current accounting policies and procedures, through activities that include analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. The Company plans to adopt the new standard on a modified retrospective basis at the effective date. While the Company’s assessment is not yet complete, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures.

On July 22, 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for Energizer beginning October 1, 2017 and will not have a material impact.

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

On October 24, 2016, the FASB issued ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This ASU requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the current guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer would be recorded as a cumulative effect adjustment to retained earnings. At September 30, 2016, the Company had a deferred charge of $51.2 included in Other assets. During the quarter ended December 31, 2016, new IRS regulations were passed that resulted in the recognition of an additional deferred charge. As of September 30, 2017, the total deferred charge is $59.2. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018.

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

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The update will be effective for Energizer beginning October 1, 2018 with early adoption permitted in the first interim period of a fiscal year. The Company expects to adopt the new guidance during the first quarter of fiscal 2018. The adoption will result in the service component of net periodic pension costs being accounted for in Selling, general and administrative expenses and the other components of net periodic pension costs being accounted for in Other items, net and will be applied retrospectively.

On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU intends to simplify hedge accounting and decrease complexity for both the preparation and understanding of hedging disclosures in the financial statements. This ASU is effective for the Company beginning October 1, 2019. The Company is currently assessing the impact the revised guidance will have on its accounting practices and financial statements.

(3) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Twelve Months Ended September 30, 2017
	Americas	EMEA	Asia Pacific	Corporate	Total
Contract termination costs	$—	$—	$—	$(2.5)	$(2.5)
Net gain on asset sale	(1.3)	—	—	—	(1.3)
Total	$(1.3)	$—	$—	$(2.5)	$(3.8)

	Twelve Months Ended September 30, 2016
	Americas	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$(2.2)	$1.1	$0.8	$0.5	$0.2
Non-cash asset write-down	—	0.5	—	—	0.5
Contract termination costs	3.7	—	—	—	3.7
Other exit costs	0.3	0.7	1.0	—	2.0
Net gain on asset sale	—	(0.6)	—	—	(0.6)
Total	$1.8	$1.7	$1.8	$0.5	$5.8

	Twelve Months Ended September 30, 2015
	Americas	EMEA	Asia Pacific	Corporate	Total
Severance and termination related costs	$9.1	$6.0	$5.3	$12.0	$32.4
Non-cash asset write-down	3.2	0.2	0.6	—	4.0
Other exit costs	0.4	0.6	1.7	—	2.7
Total	$12.7	$6.8	$7.6	$12.0	$39.1

The following tables represent the spin restructuring accrual activity and ending accrual balance at September 30, 2017 and September 30, 2016 on the Consolidated Balance Sheet. At September 30, 2016, $4.0 of the liability was recorded in Other current liabilities and the remaining $2.4 was recorded in Other liabilities.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	September 30, 2017
Severance and termination related costs	$2.8	$—	$(2.8)	$—	$—
Contract termination costs	3.6	(2.5)	(1.1)	—	—
Net gain on asset sale	—	(1.3)	1.3	—	—
Total	$6.4	$(3.8)	$(2.6)	$—	$—

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Utilized
	October 1, 2015	Charge to Income	Cash	Non-Cash	September 30, 2016
Severance and termination related costs	$12.0	$0.2	$(9.4)	$—	$2.8
Non-cash asset write down	—	0.5	—	(0.5)	—
Contract termination costs	—	3.7	(0.1)	—	3.6
Other exit costs	0.3	2.0	(2.3)	—	—
Net gain on asset sale	—	(0.6)	0.6	—	—
Total	$12.3	$5.8	$(11.2)	$(0.5)	$6.4

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

No restructuring expense was incurred in the period ending September 30, 2017. The pre-tax expense for charges and credits related to the 2013 restructuring project for Energizer for the twelve months ended September 30, 2016 and 2015 are noted in the tables below:

	Twelve Months Ended September 30, 2016
	Americas	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.3	$—	$—	$—	$0.3
Consulting, program management and other exit costs	—	—	0.2	—	0.2
Net loss on asset sale	2.0	—	—	—	2.0
Total	$2.3	$—	$0.2	$—	$2.5

	Twelve Months Ended September 30, 2015
	Americas	EMEA	Asia Pacific	Corporate	Total
Severance and related benefit costs	$0.1	$0.5	$6.6	$(0.2)	$7.0
Accelerated depreciation	—	—	9.1	—	9.1
Consulting, program management and other exit costs	2.3	0.3	1.9	—	4.5
Net gain on asset sale	—	—	(11.0)	—	(11.0)
Total	$2.4	$0.8	$6.6	$(0.2)	$9.6

Total pre-tax restructuring charges since the inception of the project and through September 30, 2017, have totaled approximately $200. The 2013 Restructuring project concluded as of September 30, 2016.

For the twelve months ended September 30, 2016, Energizer recorded $2.5 in pre-tax restructuring charges related to the 2013 restructuring project as compared to $9.6 in fiscal 2015. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income. In addition, pre-tax costs of $3.1 associated with certain inventory obsolescence charges were recorded within Cost of products sold and $0.3 associated with information technology enablement activities were recorded within SG&A on the Consolidated Statements of Earnings and Comprehensive Income for the twelve months ended September 30, 2015. These inventory obsolescence and information technology costs are considered part of the total project costs incurred for the 2013 restructuring project.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables summarize the activity related to the 2013 restructuring project for the twelve months ended September 30, 2017 and 2016.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	September 30, 2017
Severance and termination related costs	$1.2	$—	$(1.2)	$—	$—
Other related costs	0.3	—	(0.3)	—	—
Total	$1.5	$—	$(1.5)	$—	$—

			Utilized
	October 1, 2015	Charge to Income	Cash	Non-Cash	September 30, 2016
Severance and termination related costs	$4.0	$0.2	$(3.0)	$—	$1.2
Other related costs	—	0.3	—	—	0.3
Net loss on asset sales	—	2.0	—	(2.0)	—
Total	$4.0	$2.5	$(3.0)	$(2.0)	$1.5

Other Activities

The Company is also streamlining certain manufacturing operations. During the twelve months ended September 30, 2016 and 2015, the Company recorded $2.4 of accelerated depreciation and $0.8 of severance, respectively, in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant was completed in fiscal 2016.

(5) Acquisitions

On July 1, 2016, the Company acquired HandStands Holdings Corporation, a leading designer and marketer of automotive fragrance and appearance products, for a total purchase price of $340.0 plus working capital adjustments of $4.0, net of acquired cash. The Company financed the acquisition with $300.0 of cash on hand and $44.0 of borrowings on our senior secured revolving credit facility (Revolving Facility). The Company initially utilized a $200.0 bridge loan and $144.0 of borrowings on our Revolving Facility to complete the transaction. In the month of July 2016, the bridge loan and $100.0 of our Revolving Facility borrowings were paid down utilizing cash on hand. The Company incurred an additional $1.2 of interest expense in July related to this outstanding bridge loan. The Company did not incur incremental U.S. taxes in the current year from utilizing foreign cash for this transaction.

With the auto care acquisition, Energizer's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. The acquisition will allow the Company to expand its portfolio, increase presence at existing customers, and utilize its scale and global supply chain to drive efficiencies. The Company incurred $8.4 of acquisition and integration costs in the year ended September 30, 2017, of which $1.1 were recorded on Cost of products sold, $4.0 were recorded in SG&A, and $3.3 were recorded in Other items, net on the Consolidated Condensed Statements of Earnings and Comprehensive Income. The Company incurred $10.0 of acquisition and integration costs in the year ended September 30, 2016, which were recorded within SG&A on the Consolidated Condensed Statements of Earnings and Comprehensive Income.

We have calculated fair values of assets and liabilities acquired for the auto care acquisition based on our valuation analysis. For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for the inventory of $8.1 was recorded as expense to Cost of products sold in the fourth quarter 2016 as that inventory was sold. The fair value adjustment for acquired property, plant and equipment was established using a cost approach.  The fair values of the auto care acquisition's identifiable intangible assets were estimated using various valuation methods including discounted cash flows utilizing an income approach and relief from royalties.  Deferred income tax impacts as a result of purchase accounting adjustments are reflected using the applicable statutory income tax rates.

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

The purchase price allocation was finalized in fiscal 2016. The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The acquired goodwill has been allocated to the Americas' reportable segment. The goodwill is not deductible for tax purposes.

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

Since the deconsolidation as of March 31, 2015, Energizer's financial results do not include the operating results of the Venezuelan operations. Instead, Energizer records revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from Energizer’s Venezuelan subsidiaries are recorded as other income upon receipt of the cash. Included within the results for the twelve months ended September 30, 2015, for Venezuela are net sales of $8.5 and segment profit of $2.5 recorded in the first six months of the year. The Venezuela activity recorded since the deconsolidation has been immaterial. The Company has begun the process of liquidating the Venezuela operations and does not expect any material future costs associated with these operations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our North America, Latin America, EMEA and Asia Pacific reporting units in the fourth quarter of fiscal 2017. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2017.

The following table represents the change in the carrying amount of goodwill at September 30, 2017:

	Americas	EMEA	Asia Pacific	Total
Balance at October 1, 2016	$213.7	$5.3	$10.7	$229.7
Cumulative translation adjustment	0.1	0.2	—	0.3
Balance at September 30, 2017	$213.8	$5.5	$10.7	$230.0

The Company had indefinite-lived intangible assets of $78.3 at September 30, 2017 and $78.0 at September 30, 2016. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

Total amortizable intangible assets at September 30, 2017 and 2016, respectively, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$3.4	$36.7
Customer Relationships	84.4	7.3	77.1
Patents	34.5	3.2	31.3
Non-Compete	0.5	0.1	0.4
Total Intangible Assets at September 30, 2017	$159.5	$14.0	$145.5

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$0.7	$39.4
Customer Relationships	84.4	1.5	82.9
Patents	34.5	0.6	33.9
Non-Compete	0.5	—	0.5
Total Intangible Assets at September 30, 2016	$159.5	$2.8	$156.7

Amortizable intangible assets, with a weighted average remaining life of 13.3 years, are amortized on a straight-line basis over expected lives of 5 to 17 years. Amortization expense for intangible assets totaled $11.2 and $2.8 for the twelve months ended September 30, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets at September 30, 2017 is: $11.2 in 2018, $11.2 in 2019, $11.2 in 2020, $11.1 in 2021, and $11.1 in 2022, and $89.7 thereafter.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(8) Income Taxes

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2017	2016	2015
Currently payable:
United States - Federal	$39.4	$9.5	$(20.6)
State	4.2	3.0	(1.4)
Foreign	32.6	21.3	32.4
Total current	76.2	33.8	10.4
Deferred:
United States - Federal	(7.4)	5.5	(3.5)
State	(0.2)	(2.4)	(0.2)
Foreign	3.2	1.1	(3.4)
Total deferred	(4.4)	4.2	(7.1)
Provision for income taxes	$71.8	$38.0	$3.3

The source of pre-tax earnings/(loss) was:

	For the Years Ended September 30,
	2017	2016	2015
United States	$96.4	$40.2	$(144.5)
Foreign	176.9	125.5	143.8
Pre-tax earnings/(loss)	$273.3	$165.7	$(0.7)

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2017		2016		2015
Computed tax at federal statutory rate	$95.7	35.0%	$58.0	35.0%	$(0.3)	35.0%
State income taxes, net of federal tax benefit	2.8	1.0	1.7	1.0	(1.6)	N/M
Foreign tax less than the federal rate	(26.5)	(9.7)	(21.7)	(13.1)	(20.8)	N/M
Other taxes including repatriation of foreign earnings	2.2	0.8	5.7	3.4	2.2	N/M
Nondeductible spin costs	—	—	—	—	2.0	N/M
Deconsolidation of Venezuela operations	—	—	—	—	22.8	N/M
Other, net	(2.4)	(0.8)	(5.7)	(3.4)	(1.0)	N/M
Total	$71.8	26.3%	$38.0	22.9%	$3.3	455.1%

N/M - The percentage rate reconciliation of income taxes is not meaningful.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2017	2016
Deferred tax assets:
Accrued liabilities	$57.3	$45.6
Deferred and stock-related compensation	25.0	26.8
Tax loss carryforwards and tax credits	18.3	19.9
Intangible assets	0.8	1.6
Pension plans	24.3	41.9
Inventory differences and other tax assets	10.2	13.0
Gross deferred tax assets	135.9	148.8
Deferred tax liabilities:
Depreciation and property differences	(16.2)	(16.2)
Intangible assets	(65.6)	(62.3)
Other tax liabilities	(3.6)	(3.0)
Gross deferred tax liabilities	(85.4)	(81.5)
Valuation allowance	(19.3)	(19.7)
Net deferred tax assets	$31.2	$47.6

There were no material tax loss carryforwards that expired in fiscal 2017. Future expirations of tax loss carryforwards and tax credits, if not utilized, are $11.1 between 2018 and 2021 at September 30, 2017. In addition, there are $4.6 of tax loss carryforwards and credits with no expiration at September 30, 2017. The valuation allowance is attributed to tax loss carryforwards and tax credits outside the U.S.

The Company has repatriated a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision has been made for additional taxes on undistributed earnings of foreign affiliates that the Company intended and planned to be indefinitely invested in the affiliate. At September 30, 2017, approximately $800 of foreign subsidiary earnings related to Energizer was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested earnings of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the range of potential U.S. tax may be in excess of $110, if all undistributed earnings were repatriated assuming foreign cash was available to do so. Applicable U.S. income and foreign withholding taxes would be provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2017	2016	2015
Unrecognized tax benefits, beginning of year	$9.4	$8.5	$12.7
Additions based on current year tax positions and acquisitions	1.3	0.9	6.1
Reductions for prior year tax positions	—	—	(10.3)
Settlements with taxing authorities/statute expirations	(1.2)	—	—
Unrecognized tax benefits, end of year	$9.5	$9.4	$8.5

Included in the unrecognized tax benefits noted above are $9.5 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

liabilities (non-current) to the extent that payments are not anticipated within one year. The fiscal 2015 reduction to prior year tax positions was related to transfers of the unrecognized tax benefits to Edgewell as of the date of the Spin-off.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $1.8 of interest (net of the deferred tax asset of $0.3) and penalties of $2.3 at September 30, 2017, $1.4 of interest (net of the deferred tax asset of $0.3) and penalties of $1.5 at September 30, 2016, and $0.7 of interest (net of the deferred tax asset of $0.2) and penalties of $1.3 at September 30, 2015. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where Energizer has operations. U.S. federal, state and local income tax returns for tax years ended September 30, 2015 and after remain subject to examination by the Internal Revenue Service. There are open examinations at some of the foreign entities and the status of international income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

(9) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents and performance shares.

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the years ended September 30, 2017, 2016 and 2015:

	For the Years Ended September 30,
(in millions, except per share data)	2017	2016	2015
Net earnings/(loss)	$201.5	$127.7	$(4.0)
Basic average shares outstanding	61.7	61.9	62.2
Effect of dilutive restricted stock equivalents	0.5	0.5	—
Effect of dilutive performance shares	0.4	0.1	—
Diluted average shares outstanding	62.6	62.5	62.2
Basic earnings/(loss) per common share	$3.27	$2.06	$(0.06)
Diluted earnings/(loss) per common share	$3.22	$2.04	$(0.06)

For the years ended September 30, 2017 and 2016, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock equivalents of 0.5 and 0.5 were excluded for the years ended September 30, 2017 and 2016, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

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

As of September 30, 2017, approximately 1.8 million shares were reserved for issuance under the Equity Incentive Plan. There were no preferred stock issued or outstanding as of September 30, 2017.

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. During the twelve months ended September 30, 2017, the Company repurchased 1,389,027 shares for $58.7, at an average price of $42.23 per share, under this authorization. During the twelve months ended September 30, 2016, the Company repurchased 832,971 shares for $32.6, at an average price of $39.06 per share, under this authorization. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Subsequent to fiscal year end and through the date of this report, the Company repurchased 215,267 shares at an average price of $43.93 per share.

For the twelve months ended September 30, 2017, total dividends declared to shareholders were $69.3, of which $69.1 was paid. For the twelve months ended September 30, 2016, total dividends declared to shareholders were $63.7 of which $62.7 was paid. For the twelve months ended September 30, 2015, total dividends declared to shareholders were $16.2 of which $15.5 was paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock, payable on December 14, 2017, to all shareholders of record as of the close of business on November 30, 2017.

(11) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded, and will remain in effect until June 30, 2025. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. The Plan also allowed for the conversion of Edgewell restricted stock equivalents held by Energizer employees and Board of Directors outstanding immediately prior to Spin-off, to be converted to Energizer restricted stock equivalents (RSE) upon completion of the Spin-Off. At September 30, 2017, there were 4.1 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $24.3, $20.4 and $13.5 for the years ended September 30, 2017, 2016 and 2015, respectively, and was recorded in SG&A expense. The fiscal year 2015 expense included $2.4 of additional expense recorded as a result of the modification of certain Edgewell RSE from performance based to time based awards upon consummation of the Spin-off. The expense prior to the Spin-off was based on an allocation from Edgewell which included $7.2 allocated to Energizer in fiscal 2015 prior to the Spin-off. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $10.2, $6.9 and $5.0 for the years ended September 30, 2017, 2016 and 2015, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Restricted Stock Equivalents (RSE)

The remaining RSE converted in connection with the Spin-off are time based and vest ratably over four years from their initial date of grant. The fair value of the restricted stock at the date of grant is amortized to earnings over the remaining restriction period.
On July 8, 2015, the Company granted RSE awards to a group of key executives which included approximately 573,700 shares that vest ratably over five years as well as 50,300 shares to the Board of Directors that vest on the three year anniversary from date of grant. The closing stock price on the date of the grant used to determine the award fair value was $34.92.

In November 2015, the Company granted RSE awards to a group of key employees which included approximately 106,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 87,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 290,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 580,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

In November 2016, the Company granted RSE awards to a group of key employees which included approximately 92,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 73,000 shares that vest on the third anniversary of the date of the grant. In addition, the Company granted approximately 249,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 498,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $43.84.

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2016	1.9	$35.39
Granted	0.7	$43.93
Vested	(0.6)	$34.33
Canceled	(0.2)	$38.24
Nonvested RSE at September 30, 2017	1.8	$38.72

As of September 30, 2017, there was an estimated $38.0 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.5 years. The weighted average estimated fair value for RSE awards granted in fiscal 2017 was $30.5. The estimated fair value of RSE awards that vested in fiscal 2017 was $29.3.

Subsequent to year-end, in November 2017, the Company granted RSE awards to a group of key employees of approximately 100,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 68,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 238,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 476,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $44.20.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(12) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. All plans are now frozen to new entrants and most of the plans are frozen for additional service.

During fiscal 2016, we completed the legal separation of a non-U.S. pension plan related to Energizer retirees in Germany that was previously included in the Edgewell pension plan. As a result of this legal separation, this $11.6 obligation transferred from Edgewell in fiscal 2016.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented in the following tables.
The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2017	2016	2017	2016
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$556.8	$550.1	$210.2	$175.9
Service cost	—	—	1.4	1.2
Interest cost	18.3	22.1	3.4	4.6
Plan participants' contributions	—	—	0.1	0.1
Actuarial (gain)/loss	(7.8)	26.1	(6.0)	38.6
Benefits paid	(39.7)	(39.5)	(8.9)	(7.0)
Expenses paid	—	—	(0.2)	(0.5)
Plan curtailments	—	—	(1.8)	—
Plan settlements	(1.7)	(2.0)	(0.5)	(2.1)
Obligations transferred from Edgewell	—	—	—	11.6
Foreign currency exchange rate changes	—	—	5.8	(12.2)
Projected Benefit Obligation at end of year	$525.9	$556.8	$203.5	$210.2
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$474.7	$457.9	$159.5	$158.8
Actual return on plan assets	39.8	52.9	8.2	18.1
Company contributions	4.1	5.4	10.3	4.3
Plan participants' contributions	—	—	0.1	0.1
Plan settlements	(1.7)	(2.0)	(0.5)	(2.1)
Benefits paid	(39.7)	(39.5)	(8.9)	(7.0)
Expenses paid	—	—	(0.2)	(0.5)
Foreign currency exchange rate changes	—	—	5.3	(12.2)
Estimated fair value of plan assets at end of year	$477.2	$474.7	$173.8	$159.5
Funded status at end of year	$(48.7)	$(82.1)	$(29.7)	$(50.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
	2017	2016	2017	2016
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$4.1	$0.2
Current liabilities	(3.0)	(2.7)	(0.6)	(0.6)
Noncurrent liabilities	(45.7)	(79.4)	(33.2)	(50.3)
Net amount recognized	$(48.7)	$(82.1)	$(29.7)	$(50.7)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(149.7)	$(168.4)	$(57.1)	$(67.2)
Pre-tax changes recognized in other comprehensive income for the year ended September 30, 2017 are as follows:

	U.S.	International
Changes in plan assets and benefit obligations recognized in other comprehensive income/(loss)
Net gain arising during the year	$13.4	$7.9
Effect of exchange rates	—	(1.3)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net gain	5.3	3.5
Total income recognized in other comprehensive income/(loss)	$18.7	$10.1

Energizer expects to contribute $3.0 to its U.S. plans and $5.9 to its International plans in fiscal 2018.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,
	U.S.	International
2018	$38.3	$7.8
2019	37.7	7.8
2020	36.8	7.8
2021	36.3	8.2
2022	35.6	8.4
2023 to 2027	170.6	42.4

The accumulated benefit obligation for the US plans was $525.9 and $556.8 and for the foreign plans was $202.0 and $206.8 at September 30, 2017 and 2016, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2017	2016	2017	2016
Projected benefit obligation	$525.9	$556.8	$121.0	$176.3
Accumulated benefit obligation	$525.9	$556.8	$119.5	$172.9
Estimated fair value of plan assets	$477.2	$474.7	$87.3	$125.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Pension plan assets in the U.S. plan represent approximately 75% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 50%, and (b) debt securities, including U.S. bonds: 50%. Actual allocations at September 30, 2017 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2017. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$1.4	$1.2	$0.8
Interest cost	18.3	22.1	5.7	3.4	4.6	1.9
Expected return on plan assets	(34.3)	(34.6)	(9.1)	(8.0)	(7.8)	(3.1)
Recognized net actuarial loss	4.8	4.3	0.9	3.4	2.1	0.5
Settlement loss recognized	0.5	0.5	—	0.2	0.8	0.1
Net periodic (benefit)/expense	$(10.7)	$(7.7)	$(2.5)	$0.4	$0.9	$0.2

Total Edgewell benefit plan costs allocated to us prior to the Spin-off were $5.9 in the first nine months of 2015 are not included in the table above. The expense allocations for these benefits were determined based on a review of personnel by business unit and based on allocations of corporate or other shared functional personnel. These allocated costs are reflected in our cost of products sold and SG&A expenses on the Consolidated Statements of Earnings and Comprehensive Income. These costs were funded through intercompany transactions with Edgewell and were reflected within the parent company investment equity balance.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2018 are net actuarial losses of $4.4 for the US Plan and $2.2 for the foreign plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2017	2016	2015	2017	2016	2015
Plan obligations:
Discount rate	3.7%	3.4%	4.2%	2.1%	1.7%	2.8%
Compensation increase rate	—%	—%	—%	2.4%	3.2%	3.3%
Net periodic benefit cost:
Discount rate	3.4%	4.2%	4.3%	1.7%	2.8%	3.0%
Expected long-term rate of return on plan assets	7.5%	7.8%	7.8%	5.1%	5.2%	5.1%
Compensation increase rate	—%	—%	—%	3.2%	3.3%	3.3%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2017 and 2016 segregated by level within the estimated fair value hierarchy. Refer to Note 15, Financial Instruments and Risk Management, to the Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2017
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$87.3	$—	$87.3	$—	$1.4	$1.4
International Equity	3.7	—	3.7	—	5.7	$5.7
DEBT
U.S. Government	—	216.4	216.4	—	—	$—
Other Government	—	—	—	—	16.2	16.2
Corporate	—	—	—	—	12.9	12.9
CASH & CASH EQUIVALENTS	—	—	—	—	10.0	10.0
OTHER	—	—	—	—	41.0	41.0
Assets Measured at Net Asset Value
U.S. Equity			70.9			—
International Equity			98.9			45.0
Other Government			—			29.6
Corporate			—			12.0
TOTAL	$91.0	$216.4	$477.2	$—	$87.2	$173.8

	At September 30, 2016
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$147.9	$—	$147.9	$—	$1.6	$1.6
International Equity	5.9	—	5.9	—	5.8	5.8
DEBT
U.S. Government	—	164.0	164.0	—	—	—
Other Government	—	—	—	—	13.3	13.3
Corporate	—	—	—	—	13.5	13.5
CASH & CASH EQUIVALENTS		—	—	—	1.4	1.4
OTHER	—	—	—	—	6.2	6.2
Assets measured at Net Asset Value
U.S. Equity			50.3			2.7
International Equity			106.6			46.6
Other Government			—			33.1
Corporate			—			12.9
Other			—			22.4
TOTAL	$153.8	$164.0	$474.7	$—	$41.8	$159.5

There were no Level 3 pension assets at September 30, 2017 and 2016.

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

(13) Defined Contribution Plan

The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. As of January 1, 2014, the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2017, 2016 and 2015 were $7.1, $9.1, and $7.7, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

(14) Debt

The detail of long-term debt was as follows:

	September 30,
	2017	2016
5.50% Senior Notes due 2025	600.0	600.0
Senior Secured Term Loan B Facility, net of discount, due 2022	$392.0	$396.0
Total long-term debt, including current maturities	992.0	996.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(9.5)	(10.3)
Total long-term debt	$978.5	$981.7

The Company's $600.0 of 5.50% Senior Notes due 2025 (Senior Notes) were sold to qualified institutional buyers and are not registered under the Securities Act or applicable state securities laws. Interest is payable semi-annually on the Senior Notes in December and June. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of Energizer's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

The Company has a credit agreement which provides for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which matures in June of 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which is due in June 2022. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of September 30, 2017, the Company had $95.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $248.3 remains available as of September 30, 2017. As of September 30, 2017, our weighted average interest rate on short-term borrowings was 2.98%.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. The original interest rate was LIBOR subject to a 75 basis point floor, plus 250 basis points. On March 13, 2017, the Company completed the repricing of its Term Loan reducing the interest to LIBOR plus 200 basis points and eliminating the 75 basis point floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25%, or $1.0 million, of the original principal balance.

Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. No other terms were changed as a result of the Term Loan repricing.

In August 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.22%. This swap agreement was terminated in March 2017, in conjunction with the Term Loan repricing, and the Company

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

For the year ended September 30, 2017, our weighted average interest rate on variable rate debt, inclusive of the swap, was 3.40%.

The notes payable balance was $104.1 at September 30, 2017 and $57.4 at September 30, 2016. The 2017 balance is comprised of $95.0 outstanding borrowings on the Revolving Facility as well as $9.1 of other borrowings, including those from foreign affiliates. The 2016 balance consists of $52.5 outstanding borrowings on the Revolving Facility as well as $4.9 of other borrowings, including those from foreign affiliates.

Debt Covenants

The credit agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2017, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at September 30, 2017 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $376.0 in five years and $600.0 thereafter.

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
Concentration of Credit Risk – The counterparties to derivative contracts consist of a number of major financial institutions and are generally institutions with which the Company maintains lines of credit. The Company does not enter into derivative contracts through brokers nor does it trade derivative contracts on any other exchange or over-the-counter markets. Risk of currency positions and mark-to-market valuation of positions are strictly monitored at all times.
The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside rating agencies. While nonperformance by these counterparties exposes Energizer to potential credit losses, such losses are not anticipated.

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 12.1%, 10.4%, and 10.0% of total net sales in fiscal 2017, 2016 and 2015, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2017 and 2016, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk – Energizer uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2017 and 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan and $95.0 of outstanding borrowings on the Revolving Facility. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017, in conjunction with the Term Loan repricing, and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

Both hedging instruments were considered a cash flow hedge for accounting purposes. At the time of the termination of the 2015 Swap, the $1.7 loss was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022.

At September 30, 2017, the 2017 Swap had an unrecognized pre-tax loss of $1.3 and at September 30, 2016, the 2015 Swap, which was terminated in March of 2017, had an unrecognized pre-tax loss of $9.7, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2017 and 2016, Energizer had an unrealized pre-tax loss of $5.8 and $1.1, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2017 levels, over the next twelve months, $5.7 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2019. There were 64 open foreign currency contracts at September 30, 2017, with a total notional value of $142.

Derivatives not Designated in Hedging Relationships
In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 10 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2017, with a total notional value of approximately $85.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2017 and 2016, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2017 and 2016, respectively:

	At September 30, 2017	For the Year Ended September 30, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	(Loss)/Gain Recognized in OCI(2)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(5.8)	$(4.3)	$0.4
Interest rate contracts	(1.3)	4.5	(2.4)
Total	$(7.1)	$0.2	$(2.0)

	At September 30, 2016	For the Year Ended September 30, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in OCI(2)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(1.1)	$(1.5)	$4.1
Interest rate contracts	(9.7)	(7.4)	(2.9)
Total	$(10.8)	$(8.9)	$1.2

1.	All derivative liabilities are presented in Other current liabilities or Other liabilities.

2.	OCI is defined as other comprehensive income.

3.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other items, net and interest rate contracts in interest expense.

4.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2017 and 2016, and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2017 and 2016, respectively.

	At September 30, 2017	For the Year Ended September 30, 2017
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Loss Recognized in Income (3)
Foreign currency contracts	0.9	(1.4)

	At September 30, 2016	For the Year Ended September 30, 2016
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (2)	Loss Recognized in Income (3)
Foreign currency contracts	(1.0)	(0.4)

1.	All derivative assets are presented in Other current assets or Other assets.

2.	All derivative liabilities are presented in Other current liabilities or Other liabilities.
3. Loss recognized in Income was recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.1	$—	$1.1	$0.8	$—	$0.8

Offsetting of derivative liabilities
		At September 30, 2017			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(6.4)	$0.4	$(6.0)	$(3.2)	$0.3	$(2.9)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2017 and 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2017	2016
Liabilities at estimated fair value:
Deferred Compensation	$(41.0)	$(47.6)
Exit lease liability	(0.3)	(3.7)
Derivatives - Foreign Currency contracts	(4.9)	(2.1)
Derivatives - Interest Rate Swap	(1.3)	(9.7)
Total Liabilities at estimated fair value	$(47.5)	$(63.1)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2017 and 2016.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 1 and level 2 inputs, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2017, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2017 and 2016, the fair market value of fixed rate long-term debt was $615.7 and $600.1, respectively, compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(16) Environmental and Regulatory

Government Regulation and Environmental Matters – The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. In connection with some sites, Energizer has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup with respect to certain federal “Superfund” sites. Energizer may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2017 were $5.5, of which $1.9 is expected to be spent during fiscal 2018. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

Legal Proceedings – The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

(17) Other Commitments and Contingencies

Total rental expense less sublease rental income for all operating leases     was $13.8, $13.0 and $15.9 in fiscal 2017, 2016 and 2015, respectively. Future minimum rental commitments under non-cancellable operating leases directly held by Energizer and in effect as of September 30, 2017, were $13.4 in fiscal 2018, $11.8 in fiscal 2019, $10.2 in fiscal 2020, $6.2 in fiscal 2021, $2.2 in fiscal 2022 and $15.9 thereafter.

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2017, the Company had approximately $112 of purchase obligations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(18) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2014	$(28.7)	$(7.3)	$4.3	$—	$(31.7)
OCI before reclassifications	(97.9)	(38.3)	6.7	(3.3)	(132.8)
Separation related adjustments	0.8	(95.3)	0.6	—	(93.9)
Venezuela deconsolidation charge	16.2	—	—	—	16.2
Reclassifications to earnings	—	1.1	(8.2)	—	(7.1)
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	10.2	(25.3)	(1.0)	(4.6)	(20.7)
Reclassifications to earnings	—	5.2	(3.1)	1.8	3.9
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	6.3	14.3	(3.4)	2.8	20.0
Reclassifications to earnings	—	6.2	(0.4)	1.5	7.3
Balance at September 30, 2017	$(93.1)	$(139.4)	$(4.5)	$(1.8)	$(238.8)

The following table presents the reclassifications out of AOCI :

	For the Twelve Months Ended September 30,
Amount Reclassified from AOCI (1)	2017	2016	2015	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.4	$4.1	$11.0	Other items, net
Interest rate swap	(2.4)	(2.9)	—	Interest expense
	(2.0)	1.2	11.0	Total before tax
	0.9	0.1	(2.8)	Tax benefit/(expense)
	$(1.1)	$1.3	$8.2	Net of tax
Amortization of defined benefit pension items
Actuarial losses	$(8.2)	$(6.4)	$(1.4)	(2)
Settlement losses	(0.7)	(1.3)	(0.1)	(2)
	(8.9)	(7.7)	(1.5)	Total before tax
	2.7	2.5	0.4	Tax benefit
	$(6.2)	$(5.2)	$(1.1)	Net of tax
Foreign Currency Translation Adjustments
Venezuela deconsolidation charge	$—	$—	$(16.2)	Venezuela deconsolidation charge
Total reclassifications for the period	$(7.3)	$(3.9)	$(9.1)	Net of tax

1.	Amounts in parentheses indicate debits to Consolidated Statements of Earnings.

2.	These AOCI components are included in the computation of net periodic benefit cost (see Note 12, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(19) Supplemental Financial Statement Information

The components of certain balance sheet accounts are as follows:

	September 30,
	2017	2016
Inventories
Raw materials and supplies	$36.6	$46.1
Work in process	84.8	72.0
Finished products	195.7	171.1
Total inventories	$317.1	$289.2
Other Current Assets
Miscellaneous receivables	$13.7	$27.7
Prepaid expenses	52.7	70.0
Value added tax collectible from customers	23.4	22.9
Other	5.1	1.5
Total other current assets	$94.9	$122.1
Property, plant and equipment
Land	$4.6	$9.8
Buildings	122.4	138.2
Machinery and equipment	697.9	771.9
Construction in progress	19.4	16.6
Total gross property	844.3	936.5
Accumulated depreciation	(667.8)	(734.8)
Total property, plant and equipment, net	$176.5	$201.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$21.8	$16.9
Accrued trade allowances	51.1	54.0
Accrued salaries, vacations and incentive compensation	54.4	59.3
Spin restructuring reserve	—	4.0
Income taxes payable	21.6	15.0
Other	105.7	105.5
Total other current liabilities	$254.6	$254.7
Other Liabilities
Pensions and other retirement benefits	$87.7	$139.4
Deferred compensation	41.0	47.6
Other non-current liabilities	49.3	59.7
Total other liabilities	$178.0	$246.7

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2017	2016	2015
Balance at beginning of year	$6.9	$7.0	$7.4
Provision charged to expense, net of reversals	(0.7)	1.2	1.9
Write-offs, less recoveries, translation, other	(0.4)	(1.3)	(2.3)
Balance at end of year	$5.8	$6.9	$7.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Income Tax Valuation Allowance	2017	2016	2015
Balance at beginning of year	$19.7	$13.6	$14.5
Provision charged to expense	1.6	5.8	0.3
Reversal of provision charged to expense	(0.3)	—	(0.8)
Translation, other	(1.7)	0.3	(0.4)
Balance at end of year	$19.3	$19.7	$13.6

	For the Years Ended September 30,
Supplemental Disclosure of Cash Flow Information	2017	2016	2015
Interest paid	$51.0	$51.4	$73.1
Income taxes paid, net	$40.2	$63.6	$37.6

(20) Segments

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

	For the Years Ended September 30,
Net Sales	2017	2016	2015
Americas	$1,111.8	$1,002.0	$956.4
EMEA	357.8	353.8	370.4
Asia Pacific	286.1	278.4	304.8
Total net sales	$1,755.7	$1,634.2	$1,631.6
Segment Profit
Americas	310.0	266.5	255.3
EMEA	64.4	51.6	58.3
Asia Pacific	78.6	70.1	77.9
Total segment profit	$453.0	$388.2	$391.5
General corporate and other expenses	(80.8)	(80.8)	(66.0)
Global marketing expenses	(21.5)	(19.1)	(24.8)
Research and development expense	(22.0)	(26.6)	(24.9)
Amortization of intangible assets	(11.2)	(2.8)	—
Venezuela deconsolidation charge	—	—	(65.2)
Restructuring (1)	—	(4.9)	(13.0)
Acquisition and integration costs (2)	(8.4)	(10.0)	(1.6)
Inventory step up (3)	—	(8.1)	—
Spin costs (4)	—	(10.4)	(98.1)
Spin restructuring	3.8	(5.8)	(39.1)
Acquisition and bridge loan fees (5)	—	(1.2)	—
Cost of early debt retirement (5)	—	—	(26.7)
Gain on sale of real estate	16.9	—	—
Interest expense	(53.1)	(53.1)	(51.2)
Other financing items, net (6)	(3.4)	0.3	18.4
Total earnings/(loss) before income taxes	$273.3	$165.7	$(0.7)

Depreciation and Amortization
Americas	23.1	18.8	23.3
EMEA	1.4	1.2	1.1
Asia Pacific	14.5	11.5	12.8
Total segment depreciation and amortization	39.0	31.5	37.2
Corporate	11.2	2.8	4.6
Total depreciation and amortization	$50.2	$34.3	$41.8
(1) Includes $0.3 for the twelve months ended September 30, 2015 which is included in SG&A and $2.4 and $3.1 for the twelve months ended September 30, 2016 and 2015, respectively, which were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income.
(2) Includes $4.0, $10.0 and $1.3 for the twelve months ended September 30, 2017, 2016 and 2015, respectively, recorded in SG&A, $1.1 and $0.3 for the twelve months ended September 30, 2017 and 2015, respectively, recorded in cost of products sold and $3.3 recorded in Other items, net for the twelve months ended September 30, 2017 on the Consolidated Statement of Earnings and Comprehensive Income.
(3) Included in COGS in the Consolidated Statements of Earnings and Comprehensive Income.
(4) Includes $10.0 and $97.6 for the twelve months ended September 30, 2016 and 2015, respectively, which were included in SG&A and $0.4 and $0.5 for the twelve months ended September 30, 2016 and 2015, respectively, included in COGS in the Consolidated Statements of Earnings and Comprehensive Income.
(5) Included in Interest Expense in the Consolidated Statements of Earnings and Comprehensive Income.
(6) The amount for the twelve months ended September 30, 2017 on the Consolidated Statements of Earnings and Comprehensive Income included $3.3 of expense which has been reclassified to Acquisition and integration costs from Other items, net for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
Total Assets	2017	2016
Americas	$533.9	$475.2
EMEA	240.3	242.0
Asia Pacific	457.9	390.8
Total segment assets	$1,232.1	$1,108.0
Corporate	137.7	159.1
Goodwill and other intangible assets, net	453.8	464.4
Total assets	$1,823.6	$1,731.5

	September 30,
Long-Lived Assets	2017	2016
United States	$186.4	$201.5
Singapore	64.9	67.0
Other International	98.3	109.1
Total long-lived assets excluding goodwill and intangibles	$349.6	$377.6

	For the Years Ended September 30,
Capital Expenditures	2017	2016	2015
Americas	$17.4	$18.3	$29.6
EMEA	1.5	5.7	2.3
Asia Pacific	6.3	4.7	8.5
Total segment capital expenditures	$25.2	$28.7	$40.4

Geographic segment information for the years ended September 30 was as follows:

	For the Years Ended September 30,
	2017	2016	2015
Net Sales to Customers
United States	$923.0	$824.1	$767.6
International	832.7	810.1	864.0
Total net sales	$1,755.7	$1,634.2	$1,631.6

Supplemental product information is presented below for net sales for the years ended September 30:

	For the Years Ended September 30,
	2017	2016	2015
Net Sales
Batteries	$1,548.2	$1,498.0	$1,516.7
Other	207.5	136.2	114.9
Total net sales	$1,755.7	$1,634.2	$1,631.6

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

Fiscal 2017	First	Second	Third	Fourth
Net sales	$559.6	$359.0	$372.0	$465.1
Gross profit	271.6	167.9	158.0	213.8
Net earnings	95.6	46.9	24.9	34.1
Earnings per share:
Basic	$1.55	$0.76	$0.40	$0.56
Diluted	$1.52	$0.75	$0.40	$0.55

Items (increasing)/decreasing net earnings:

Spin restructuring	(1.0)	(1.4)	—	—
Acquisition and integration costs	0.5	1.1	3.1	(0.5)
Gain on sale of real estate	—	(15.2)	(1.3)	—

Fiscal 2016	First	Second	Third	Fourth
Net sales	$506.8	$334.0	$361.0	$432.4
Gross profit	229.8	141.6	153.7	187.3
Net earnings	65.5	16.4	24.2	21.6
Earnings per share:
Basic	$1.06	$0.27	$0.39	$0.35
Diluted	$1.05	$0.26	$0.39	$0.34

Items decreasing/(increasing) net earnings:
Spin costs	3.9	1.8	1.3	—
Spin restructuring	0.8	(0.6)	0.7	3.3
Restructuring	2.1	0.9	0.1	—
Acquisition and integration costs	—	—	2.6	6.4
Inventory step up	—	—	—	5.0
Adjustments to prior year tax accruals	—	—	(8.8)	(2.6)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2017.
The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has adopted business practices and standards of conduct that are applicable to all employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company has also adopted a code of business conduct applicable to the Board of Directors. The codes have been posted on the Company's website at www.energizerholdings.com under “Investors – Corporate Governance.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer’s Corporate Governance – Corporate Governance, Risk Oversight and Director Independence – Director Independence” and “Additional Information – Certain Relationships and Related Transactions,” is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item, which will be in our Proxy Statement under the caption “Ratification of Appointment of Independent Auditor,” is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed with this report:

1.	Financial statements included as part of this document as Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2017, 2016 and 2015.

•	Consolidated Balance Sheets -- at September 30, 2017 and 2016.

•	Consolidated Statements of Cash Flows -- for years ended September 30, 2017, 2016 and 2015.

•	Consolidated Statements of Shareholders’ Equity/(Deficit)-- at September 30, 2017, 2016 and 2015.

•	Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

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

Exhibit No.	Exhibit Description

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

10.4
Amendment No. 2 to the Credit Agreement, dated as of July 8, 2016, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 3, 2016).

10.5
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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.9***	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.10***	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.11***
Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12***
Form of Change of Control Employment Agreement with certain officers, including Messrs. Hoskins, LaVigne and Gorman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.13***	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.14***	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.15***	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.16***,*	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan.

10.17***,*	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan.

10.18***
Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.19***	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.20***
Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.21***
Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed November 15, 2016).
.

10.22***
Form of Restricted Stock Equivalent Award Agreement for Directors under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.23***	Separation Agreement, dated June 7, 2017, between Energizer Holdings, Inc. and Brian K. Hamm (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 8, 2017).

10.24***	Offer Letter, dated June 6, 2017, from Energizer Holdings, Inc. to Timothy W. Gorman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2017).

10.25***	Offer Letter, dated August 8, 2017, from Energizer Holdings, Inc. to Timothy W. Gorman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 10, 2017).

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

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

Item 16. Form 10-K Summary

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Alan R. Hoskins
Alan R. Hoskins
Chief Executive Officer
Date: November 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Alan R. Hoskins
Alan R. Hoskins (principal executive officer)	President, Chief Executive Officer and Director
/s/ Timothy W. Gorman
Timothy W. Gorman (principal financial officer and principal accounting officer)	Executive Vice President and Chief Financial Officer
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Patrick J. Moore
Patrick J. Moore	Director
/s/ Robert V. Vitale
Robert V. Vitale	Director
Date: November 14, 2017