Form 10-Q
period 2017-12-31
ENERGIZER HOLDINGS, INC.
filed 2018-01-31
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 29, 2018: 59,685,726.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended December 31,
	2017	2016
Net sales	$573.3	$559.6
Cost of products sold	295.0	288.0
Gross profit	278.3	271.6

Selling, general and administrative expense	99.2	84.4
Advertising and sales promotion expense	37.3	34.3
Research and development expense	5.3	5.8
Amortization of intangible assets	2.8	2.6
Spin restructuring	—	(1.3)
Interest expense	13.4	13.3
Other items, net	1.3	(1.6)
Earnings before income taxes	119.0	134.1
Income tax provision	58.6	38.5
Net earnings	$60.4	$95.6

Basic net earnings per share	$1.00	$1.55
Diluted net earnings per share	$0.98	$1.52

Weighted average shares of common stock - Basic	60.2	61.8
Weighted average shares of common stock - Diluted	61.5	62.9

Statements of Comprehensive Income:
Net earnings	$60.4	$95.6
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	7.4	(31.9)
Pension activity, net of tax of $0.5 and $0.6, respectively.	1.2	3.8
Deferred gain on hedging activity, net of tax of $1.1 and $3.7, respectively.	2.5	8.2
Total comprehensive income	$71.5	$75.7

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2017	September 30, 2017
Current assets
Cash and cash equivalents	$454.3	$378.0
Trade receivables, less allowance for doubtful accounts of $6.1 and $5.8, respectively	214.8	230.2
Inventories	276.2	317.1
Other current assets	93.7	94.9
Total current assets	1,039.0	1,020.2
Property, plant and equipment, net	171.7	176.5
Goodwill	230.1	230.0
Other intangible assets, net	220.9	223.8
Deferred tax asset	34.1	47.7
Other assets	68.3	125.4
Total assets	$1,764.1	$1,823.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Note payable	110.5	104.1
Accounts payable	190.8	219.3
Other current liabilities	241.6	254.6
Total current liabilities	546.9	582.0
Long-term debt	977.9	978.5
Other liabilities	205.6	178.0
Total liabilities	1,730.4	1,738.5
Shareholders' equity
Common stock	0.6	0.6
Additional paid-in capital	198.7	196.7
Retained earnings	180.4	198.7
Treasury stock	(118.3)	(72.1)
Accumulated other comprehensive loss	(227.7)	(238.8)
Total shareholders' equity	33.7	85.1
Total liabilities and shareholders' equity	$1,764.1	$1,823.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2017	2016
Cash Flow from Operating Activities
Net earnings	$60.4	$95.6
Depreciation and amortization	12.0	10.6
Deferred income taxes	12.2	4.8
Share-based compensation expense	6.7	5.2
Mandatory transition tax	30.0	—
Non-cash items included in income, net	3.0	(0.4)
Other, net	0.1	(2.1)
Changes in current assets and liabilities used in operations	16.6	(21.9)
Net cash from operating activities	141.0	91.8

Cash Flow from Investing Activities
Capital expenditures	(5.5)	(4.9)
Proceeds from sale of assets	—	4.3
Net cash used by investing activities	(5.5)	(0.6)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(1.0)	(1.0)
Net increase/(decrease) in debt with original maturities of 90 days or less	6.5	(27.9)
Dividends paid	(17.6)	(18.1)
Common stock purchased	(50.0)	(8.1)
Taxes paid for withheld share-based payments	(1.8)	(8.1)
Net cash used by financing activities	(63.9)	(63.2)

Effect of exchange rate changes on cash	4.7	(17.6)

Net increase in cash and cash equivalents	76.3	10.4
Cash and cash equivalents, beginning of period	378.0	287.3
Cash and cash equivalents, end of period	$454.3	$297.7

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its portfolio of brands with an acquisition of a leading designer and marketer of automotive fragrance and appearance products (auto care acquisition). With the auto care acquisition, the Company's brands include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®.

Basis of Presentation - The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed Consolidated Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2017 included in the Annual Report on Form 10-K dated November 14, 2017.

Recently Adopted Accounting Pronouncements - During the quarter ended December 31, 2017, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The adoption of this update resulted in $1.7 of non-compensation related pension benefit in Other items, net in the quarter ended December 31, 2017 and a reclassification of $3.1 of pension benefit out of Selling, general and administrative expense and into Other items, net for the quarter ended December 31, 2016. All non-compensation related pension costs will be recorded in Other items, net going forward.

During the quarter ended December 31, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The impact of adoption was immaterial.

During the quarter ended December 31, 2017, the Company early adopted ASU 2016-16, Intra-entity Transfers of Assets Other Than Inventory. This update requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the previous guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer is recorded as a cumulative effect adjustment to retained earnings. During the quarter ended December 31, 2017, a deferred charge of $59.2 was removed from Other assets and recorded as an adjustment to retained earnings. Any future tax impacts will be recognized as incurred.

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business. This update creates a more practical definition and guidelines to determine whether a set of assets and activities is a business. This simplifies the decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets and the Company will apply this definition for future acquisitions.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates the need to assign the fair value of a reporting unit to each of its assets and liabilities when quantifying an impairment charge. The impairment charge is now determined based on the comparison of the fair value of a reporting unit to its carrying amount. The Company will apply the new guidance when completing its goodwill testing procedures in the current year.
Recently Issued Accounting Pronouncements - On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date. This update is effective for Energizer beginning October 1, 2018. The Company is currently assessing the new guidance against its current accounting policies and procedures, through activities that include analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. The Company plans to adopt this update on a modified retrospective basis at the effective date. While the Company’s assessment is not yet complete, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures.
On February 25, 2016, the FASB issued ASU 2016-02, Leases. This update aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update will be effective for Energizer beginning October 1, 2019 with early adoption permitted. Energizer is in the process of evaluating the impact the revised guidance will have on its financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for Energizer beginning October 1, 2018. The Company is currently assessing the impact the revised guidance will have on our current classification on the Statement of Cash Flows.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This update intends to simplify hedge accounting and decrease complexity for both the preparation and understanding of hedging disclosures in the financial statements. This update is effective for the Company beginning October 1, 2019. The Company is currently assessing the impact the revised guidance will have on its accounting practices and financial statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. For the three months ended December 31, 2017, the Company recorded no activity related to spin. During the quarter ended December 31, 2016, the Company sold a facility in North America that was previously closed as part of the spin and recorded a gain of $1.3 in spin restructuring. On a project to date basis, the total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

The following table represents the spin restructuring accrual activity and ending accrual balance as of December 31, 2016 on the Consolidated Condensed Balance Sheet. At December 31, 2016, $2.2 of the liability was recorded in Other current liabilities and the remaining $2.1 was recorded in Other liabilities. There were no liabilities outstanding at September 30, 2017 or December 31, 2017.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	December, 2016
Severance and termination related costs	$2.8	$—	$(1.8)	$—	$1.0
Contract termination costs	3.6	—	(0.3)	—	3.3
Net gain on asset sales	—	(1.3)	1.3	—	—
Total	$6.4	$(1.3)	$(0.8)	$—	$4.3

(3) Income Taxes

The three month effective tax rate was 49.2% as compared to 28.7% for the prior year comparative period. On December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the Act) was enacted into law. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a mandatory transition tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property. As a fiscal year end taxpayer, certain provisions of the Act will begin to impact us in our fiscal first quarter ended December 31, 2017, while other provisions will impact us beginning in fiscal year 2019. The corporate tax rate reduction is effective for Energizer as of January 1, 2018 and, accordingly, will reduce our current fiscal year federal statutory rate to a blended rate of approximately 24.5% for fiscal year 2018.

The changes included in the Act are broad and complex. The final transition impacts of the Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

As a result of the reduction of the Federal corporate income tax rate, we have remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. We are still analyzing certain aspects of the Act, including the future impacts of the Global Intangible Low-Taxed Income provision, and refining our calculations, which could potentially affect the remeasurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of approximately $1.
The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our mandatory transition tax liability, resulting in an increase in income tax expense of approximately $30. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the mandatory transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the mandatory transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
(4) Share-Based Payments

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $6.7 for the quarter ended December 31, 2017 and $5.2 for the quarter ended December 31, 2016 and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2017 and 2016:

(in millions, except per share data)
	For the Quarter Ended December 31,
	2017	2016
Net earnings	$60.4	$95.6
Basic average shares outstanding	60.2	61.8
Effect of dilutive restricted stock equivalents	0.4	0.6
Effect of dilutive performance shares	0.9	0.5
Diluted average shares outstanding	61.5	62.9
Basic earnings per common share	$1.00	$1.55
Diluted earnings per common share	$0.98	$1.52

For the quarters ended December 31, 2017 and December 31, 2016, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations.

(6) Segments

Operations for Energizer are managed via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (EMEA), and Asia Pacific.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarter ended December 31, 2017 and 2016, respectively, are presented below:

	For the Quarter Ended December 31,
	2017	2016
Net Sales
Americas	$373.1	$365.1
EMEA	117.6	114.7
Asia Pacific	82.6	79.8
Total net sales	$573.3	$559.6
Segment Profit
Americas	$123.1	$123.1
EMEA	25.5	26.1
Asia Pacific	23.7	24.7
Total segment profit	172.3	173.9
General corporate and other expenses (1) (2)	(21.6)	(17.2)
Global marketing expense (1)	(3.2)	(3.0)
Research and development expense	(5.3)	(5.8)
Amortization of intangible assets	(2.8)	(2.6)
Acquisition and integration costs (1)	(5.7)	(0.8)
Spin restructuring	—	1.3
Interest expense	(13.4)	(13.3)
Other items, net (2)	(1.3)	1.6
Total earnings before income taxes	$119.0	$134.1
(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) As a result of the adoption of ASU 2017-07 in the current quarter, a $3.1 benefit was reclassified from SG&A to Other items, net for the quarter ended December 31, 2016.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended December 31,
Net Sales	2017	2016
Batteries	$524.5	$503.1
Other	48.8	56.5
Total net sales	$573.3	$559.6

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	December 31, 2017	September 30, 2017
Americas	$510.0	$533.9
EMEA	246.3	240.3
Asia Pacific	489.8	457.9
Total segment assets	$1,246.1	$1,232.1
Corporate	67.0	137.7
Goodwill and other intangible assets	451.0	453.8
Total assets	$1,764.1	$1,823.6

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2017 and December 31, 2017:

	Americas	EMEA	Asia Pacific	Total
Balance at October 1, 2017	$213.8	$5.5	$10.7	$230.0
Cumulative translation adjustment	(0.2)	0.1	0.2	0.1
Balance at December 31, 2017	$213.6	$5.6	$10.9	$230.1

Energizer had indefinite-lived intangible assets of $78.2 at December 31, 2017 and $78.3 at September 30, 2017. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at December 31, 2017 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$4.0	$36.1
Customer relationships	84.4	8.8	75.6
Patents	34.5	3.8	30.7
Non-compete	0.5	0.2	0.3
Total intangible assets at December 31, 2017	$159.5	$16.8	$142.7

Total amortizable intangible assets at September 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$3.4	$36.7
Customer relationships	84.4	7.3	77.1
Patents	34.5	3.2	31.3
Non-compete	0.5	0.1	0.4
Total intangible assets at September 30, 2017	$159.5	$14.0	$145.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(8) Debt

The detail of long-term debt was as follows:

	December 31, 2017	September 30, 2017
Senior Secured Term Loan B Facility, net of discount due 2022	$391.0	$392.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	991.0	992.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(9.1)	(9.5)
Total long-term debt	$977.9	$978.5

The Company's $600.0 of 5.50% Senior Notes due 2025 (Senior Notes) were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the Senior Notes in December and June. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

The Company has a credit agreement which provides for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which matures in June 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which is due in June 2022. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2017, the Company had $87.5 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $255.8 remains available as of December 31, 2017. As of December 31, 2017, our weighted average interest rate on short-term borrowings was 3.19%.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. The original interest rate was LIBOR subject to a 75 basis points floor, plus 250 basis points. On March 13, 2017, the Company completed the repricing of its Term Loan reducing the interest to LIBOR plus 200 basis points and eliminating the 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25%, or $1.0, of the original principal balance.

Obligations under the Revolving Facility and Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. No other terms were changed as result of the Term Loan repricing.

In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

For the quarter ended December 31, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.42%.

The notes payable balance was $110.5 at December 31, 2017 and $104.1 at September 30, 2017. The December 31, 2017 balance was comprised of $87.5 outstanding borrowings on the Revolving Facility as well as $23.0 of other borrowings, including those from foreign affiliates. The September 30, 2017 balance was comprised of $95.0 outstanding borrowings on the Revolving facility as well as $9.1 of other borrowings, including those from foreign affiliates.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

borrowings. As of December 31, 2017, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2017 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $375.0 in five years and $600.0 thereafter.

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
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended December 31,
	U.S.		International
	2017	2016	2017	2016
Service Cost	$—	$—	$0.2	$0.4
Interest Cost	4.7	4.5	1.1	0.9
Expected return on plan assets	(7.5)	(8.6)	(1.6)	(2.0)
Amortization of unrecognized net losses	1.0	1.2	0.5	0.9
Settlement charge	0.1	—	—	—
Net periodic (benefit)/cost	$(1.7)	$(2.9)	$0.2	$0.2

The Company adopted ASU 2017-07 in the current quarter. The service cost component of the net periodic (benefit)/cost above is recorded in Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

(10) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the three months ended December 31, 2017, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017 to all shareholders of record as of November 30, 2017 and totaled $17.3. The incremental dividend payments of $0.3 made in fiscal 2018 were related to restricted stock awards that vested during November 2017.

Subsequent to the fiscal quarter end, on January 29, 2018, the Board of Directors declared a dividend for the second quarter of 2018 of $0.29 per share of common stock, payable on March 13, 2018, to all shareholders of record as of the close of business February 20, 2018.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2017 and September 30, 2017, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2017 and September 30, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

This hedging instruments is considered a cash flow hedge for accounting purposes. At December 31, 2017 the swap had an unrecognized pre-tax gain of $0.7 and at September 30, 2017 the swap had an unrecognized pre-tax loss of $1.3, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2017 and September 30, 2017, Energizer had an unrealized pre-tax loss of $4.2 and $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2017 levels, over the next 12 months, $4.1 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2019. There were 64 open foreign currency contracts at December 31, 2017, with a total notional value of approximately $134.

Derivatives not Designated in Hedging Relationships - Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 10 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2017, with a total notional value of approximately $85.
The following table provides the Company's estimated fair values as of December 31, 2017 and September 30, 2017, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters ended December 31, 2017 and 2016, respectively:

	At December 31, 2017	For the Quarter Ended December 31, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1) (2)	(Loss)/Gain Recognized in OCI (3)	Loss Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(4.2)	$(0.8)	$(2.4)
Interest rate contracts	0.7	1.5	(0.5)
Total	$(3.5)	$0.7	$(2.9)

	At September 30, 2017	For the Quarter Ended December 31, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(5.8)	$5.2	$0.5
Interest rate contracts	(1.3)	6.5	(0.7)
Total	$(7.1)	$11.7	$(0.2)
(1) All derivative assets are presented in Other current assets or Other assets.
(2) All derivative liabilities are presented in Other current liabilities or Other liabilities.
(3) OCI is defined as other comprehensive income.
(4) Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in other items, net and interest rate contracts in interest expense.
(5) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of December 31, 2017 and September 30, 2017 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2017 and 2016, respectively:

	At December 31, 2017	For the Quarter Ended December 31, 2017
	Estimated Fair Value Asset	Gain Recognized in Income (1)
Foreign currency contracts	$0.5	$0.3

	At September 30, 2017	For the Quarter Ended December 31, 2016
	Estimated Fair Value Asset	Loss Recognized in Income (1)
Foreign currency contracts	$0.9	$(1.9)
(1) Gain/(loss) recognized in Income was recorded as foreign currency in Other items, net.

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At December 31, 2017			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.0	$—	$1.0	$1.1	$—	$1.1

Offsetting of derivative liabilities
		At December 31, 2017			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.9)	$0.2	$(4.7)	$(6.4)	$0.4	$(6.0)

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2017 and September 30, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Liabilities at estimated fair value:	December 31, 2017	September 30, 2017
Deferred Compensation	$(41.8)	$(41.0)
Derivatives - Foreign Currency Contracts	(3.7)	(4.9)
Derivatives - Interest Rate Swap	0.7	(1.3)
Exit lease liability	—	(0.3)
Net Liabilities at estimated fair value	$(44.8)	$(47.5)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2017 and at September 30, 2017.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 1 and level 2 inputs, respectively.

At December 31, 2017, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At December 31, 2017 and September 30, 2017, the fair market value of fixed rate long-term debt was $610.3 and $615.7, respectively compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2017	$(93.1)	$(139.4)	$(4.5)	$(1.8)	$(238.8)
OCI before reclassifications	7.4	—	(0.7)	0.9	7.6
Reclassifications to earnings	—	1.2	1.9	0.4	3.5
Balance at December 31, 2017	$(85.7)	$(138.2)	$(3.3)	$(0.5)	$(227.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended December 31,
	2017	2016
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(2.4)	$0.5	Other items, net
Interest rate swap	(0.5)	(0.7)	Interest expense
	(2.9)	(0.2)	Total before tax
	0.6	0.2	Tax benefit
	$(2.3)	$—	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(1.5)	(2.0)	(2)
Settlement loss	(0.1)	—	(2)
	(1.6)	(2.0)	Total before tax
	0.4	0.6	Tax benefit
	$(1.2)	$(1.4)	Net of tax
Total reclassifications for the period	$(3.5)	$(1.4)	Net of tax
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 9, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(13) Supplemental Financial Statement Information

	December 31, 2017	September 30, 2017
Inventories
Raw materials and supplies	$42.9	$36.6
Work in process	72.8	84.8
Finished products	160.5	195.7
Total inventories	$276.2	$317.1
Other Current Assets
Miscellaneous receivables	$11.1	$13.7
Prepaid expenses	47.7	52.7
Value added tax collectible from customers	30.6	23.4
Other	4.3	5.1
Total other current assets	$93.7	$94.9
Property, Plant and Equipment
Land	$4.6	$4.6
Buildings	123.1	122.4
Machinery and equipment	693.9	697.9
Construction in progress	24.1	19.4
Total gross property	845.7	844.3
Accumulated depreciation	(674.0)	(667.8)
Total property, plant and equipment, net	$171.7	$176.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$23.2	$21.8
Accrued trade allowances	50.8	51.1
Accrued salaries, vacations and incentive compensation	24.1	54.4
Income taxes payable	29.3	21.6
Other	114.2	105.7
Total other current liabilities	$241.6	$254.6
Other Liabilities
Pensions and other retirement benefits	$83.9	$87.7
Deferred compensation	41.8	41.0
Mandatory transition tax	27.6	—
Other non-current liabilities	52.3	49.3
Total other liabilities	$205.6	$178.0

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2017, the Company had approximately $98 of purchase obligations.

(15) Subsequent Event

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer intends to fund the acquisition through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The closing of this transaction is subject to various conditions and regulatory approvals.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees are due to the financial adviser of $13.0, of which $2.0 was paid in January with the remainder to be paid subject to the closing of the transaction.

The Company incurred $5.7 in acquisition costs recorded in SG&A expense on the Consolidated Statement of Earnings in the first quarter of 2018 related to this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is meant to provide investors with information that management believes helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated Financial Statements (unaudited) and corresponding notes included herein. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a discussion of the uncertainties, risks and assumptions associated with these statements as well as in Item 1A. Risk Factors of this Form 10-Q.
.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, costs related to the spin, and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our three geographic segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, amortization expense, interest expense, other items, net and charges related to acquisition and integration and the spin-off have all been excluded from segment profit.

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, the spin-off, and the one-time impact of the new U.S. income tax legislation.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate.
Adjusted Selling, General & Administrative (SG&A) as a percent of sales. Detail for adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration.

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

•
our ability to close the proposed acquisition of the global battery, lighting, and portable power business (the “Business”) of Spectrum Brands Holdings, Inc. (the “Acquisition”), which may be delayed or may not close at all due to the failure to obtain required regulatory approvals, or satisfy other closing conditions;

•	our ability to obtain financing for the Acquisition on favorable terms;

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to promptly and effectively integrate the Business after the Acquisition has closed, and our ability to obtain expected cost savings, synergies and other anticipated benefits of the Acquisition within the expected timeframe;

•	the impact of the pending Acquisition on the respective business operations;

•	our ability to improve operations and realize cost savings;

•
the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges, including the impact of the United Kingdom's referendum vote and announced intention to exit the European Union;

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 14, 2017 as well as in Item 1A. Risk Factors of this Form 10-Q.

Acquisition

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer intends to fund the acquisition through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The closing of this transaction is subject to various conditions and regulatory approvals, but is expected by the end of calendar 2018.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees are due to the financial adviser of $13.0, of which $2.0 was paid in January with the remainder to be paid subject to the closing of the transaction.

The Company incurred $5.7 in acquisition costs recorded in SG&A expense on the Consolidated Statement of Earnings in the first quarter of 2018 related to this transaction.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter net earnings of $60.4, or $0.98 per diluted share. This compares to net earnings of $95.6, or $1.52 per diluted share, in the prior year first fiscal quarter. Adjusted net earnings per diluted share were $1.55 for the first fiscal quarter as compared to $1.51 in the prior year quarter, an increase of 2.6%.
Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to spin restructuring costs, acquisition and integration costs, and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended December 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2017	2016	2017	2016	2017	2016
Reported - GAAP	$119.0	$134.1	$60.4	$95.6	$0.98	$1.52
Impacts: Expense (Income)
Spin restructuring	—	(1.3)	—	(1.0)	—	(0.02)
Acquisition and integration costs (1)	5.7	0.8	4.1	0.5	0.07	0.01
One-time impact of the new U.S. tax legislation	—	—	31.0	—	0.50	—
Adjusted - Non-GAAP (2)	$124.7	$133.6	$95.5	$95.1	$1.55	$1.51
Weighted average shares - Diluted					61.5	62.9

(1) Amounts were included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) The effective tax rate for the quarters ended December 31, 2017 and 2016 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 23.4% and 28.8%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $29.4 and zero, respectively, for the quarters ended December 31, 2017 and 2016.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended December 31, 2017
Total Net Sales	Q1	% Chg
Net sales - FY '17	$559.6
Organic	5.9	1.1%
Impact of currency	7.8	1.3%
Net sales - FY '18	$573.3	2.4%
See non-GAAP measure disclosures above.

Net sales were $573.3 for the first quarter of 2018, an increase of $13.7 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 1.1% in the first fiscal quarter due to the following items:

◦	Favorable pricing across several markets increased net sales by 3%;

◦	Investments made for our portfolio realignment in the back half of fiscal 2017 benefited our top-line in the first fiscal quarter of 2018 accounting for 0.5% of the organic sales increase; and

◦
Partially offsetting the above increases in organic net sales were retailer merchandising changes in the U.S. that negatively impacted net sales by 1.3%, lapping of storm volume from prior year of 0.6% and the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition that negatively impacted net sales by 0.5%.

•	Favorable currency impacts were $7.8, or 1.3%.

Gross margin percentage for the first fiscal quarter of 2018 was 48.5% and was flat to prior year driven by improved pricing and the favorable impact of foreign currency. These items were primarily offset by less favorable overhead absorption versus the prior fiscal quarter and investments made in continuous improvement initiatives.

Advertising and sales promotion expense (A&P) was $37.3 in the first fiscal quarter of 2018, or 6.5% of net sales, as compared to $34.3, or 6.1% of net sales, in the prior period primarily in support of portfolio initiatives and holiday programs.
Selling, general, and administrative expense (SG&A) was $99.2 in the first fiscal quarter of 2018, or 17.3% of net sales, as compared to $84.4, or 15.1% of net sales, in the prior period. Included in the first fiscal quarter results were costs of $5.7 related to acquisition and integration costs. Included in the prior year quarter results were costs of $0.8 related to acquisition and integration costs. Excluding acquisition and integration costs in both years, SG&A was $93.5, an increase of $9.9 over the prior year due to our current year investments in our continuous improvement initiatives to simplify and streamline our business processes to reduce costs. SG&A, excluding acquisition and integration costs, was 16.3% of net sales as compared to 14.9% in the prior year.
Research and Development (R&D) decreased to $5.3, or 0.9% of net sales, for the quarter ended December 31, 2017, as compared to $5.8, or 1.0% of net sales, in the prior year comparative period.

Interest expense was $13.4 for the first fiscal quarter of 2018, compared to $13.3 for the prior year comparative period.
Other items, net was expense of $1.3 for the first fiscal quarter of 2018 compared to income of $1.6 for the prior year first quarter. The current year expense primarily reflects net revaluation losses on nonfunctional currency balance sheet exposures and translational hedge losses offset by the impact of interest income, non-compensation related pension benefit and transactional hedge gains. The prior fiscal quarter income of $1.6 reflects the net impact of interest income, non-compensation related pension benefit and hedging contract gains offset by revaluation losses on nonfunctional currency balance sheet exposures.

The effective tax rate was 49.2% in the first three months of the current fiscal year as compared to 28.7% for the prior year comparative period. The current year rate includes a $31.0 charge for the one-time impact of the new U.S. tax legislation passed in December 2017. Excluding the impact of our non-GAAP adjustments, the year to date tax rate was 23.4% as compared to 28.8%, in the prior year. The decrease in the rate is driven by the U.S. tax legislation and takes into account the new statutory U.S. rate that is now effective for fiscal year 2018.

Spin Costs

There were no costs associated with the spin transaction recorded in the first fiscal quarter of 2018 as the project has been completed. During the quarter ended December 31, 2016, the Company recorded $1.3 in income in spin restructuring. On a project to date basis, the total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

Segment Results

Operations for Energizer are managed via three major geographic reportable segments: Americas (North America and Latin America), Europe, Middle East and Africa (“EMEA”), and Asia Pacific.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 6, Segments, to the unaudited Consolidated Condensed Financial Statements for the quarter ended December 31, 2017.

Segment sales and profitability analysis for the quarter ended December 31, 2017 are presented below.

Net Sales (In millions)
Quarter Ended December 31, 2017

	Quarter Ended December 31, 2017
	$ Change	% Chg
Americas
Net sales - FY '17	$365.1
Organic	7.2	2.0%
Impact of currency	0.8	0.2%
Net Sales - FY '18	$373.1	2.2%

EMEA
Net sales - FY '17	$114.7
Organic	(3.0)	(2.6)%
Impact of currency	5.9	5.1%
Net Sales - FY '18	$117.6	2.5%

Asia Pacific
Net sales - FY '17	$79.8
Organic	1.7	2.1%
Impact of currency	1.1	1.4%
Net Sales - FY '18	$82.6	3.5%

Total Net Sales
Net sales - FY '17	$559.6
Organic	5.9	1.1%
Impact of currency	7.8	1.3%
Net Sales - FY '18	$573.3	2.4%

Results for the Quarter Ended December 31, 2017

Americas reported a net sales increase of 2.2% which was positively impacted by foreign currency of 0.8, or 0.2%. Organic net sales increased 2.0% due primarily to price increases and the favorable net impact of our portfolio optimization. These amounts were partially offset by the retailer merchandising changes, lapping of storm volume and the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition.

EMEA reported net sales increased 2.5% positively impacted by foreign currency of 5.1%. Organic net sales decreased by 2.6% driven by the shift of holiday orders into the fourth quarter of fiscal 2017.

Asia Pacific reported net sales increased by 3.5%, including the positive impact of foreign currency of 1.4%. Organic net sales increased 2.1% driven by price increases taken in several markets.

Segment Profit (In millions)
Quarter Ended December 31, 2017

	Quarter Ended December 31, 2017
	$ Change	% Chg
Americas
Segment Profit - FY '17	$123.1
Organic	(0.5)	(0.4)%
Impact of currency	0.5	0.4%
Segment Profit - FY '18	$123.1	—%

EMEA
Segment Profit - FY '17	$26.1
Organic	(4.5)	(17.2)%
Impact of currency	3.9	14.9%
Segment Profit - FY '18	$25.5	(2.3)%

Asia Pacific
Segment Profit - FY '17	$24.7
Organic	(1.5)	(6.1)%
Impact of currency	0.5	2.1%
Segment Profit - FY '18	$23.7	(4.0)%

Total Segment Profit
Segment Profit - FY '17	$173.9
Organic	(6.5)	(3.7)%
Impact of currency	4.9	2.8%
Segment Profit - FY '18	$172.3	(0.9)%
Refer to Note 6, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2017

Global reported segment profit declined by $1.6, or 0.9%. Excluding the favorable movement in foreign currencies of $4.9, organic segment profit decreased $6.5, or 3.7%, in the current fiscal period. Top-line growth in the quarter was more than offset by increases in SG&A due to our continuous improvement initiatives to simplify and streamline our business processes to reduce costs and higher A&P spending related to our portfolio optimization and holiday programs.

Americas reported segment profit remained flat compared to the prior period inclusive of the positive impact from foreign currency of $0.5. Organic segment profit decreased by $0.5 as top-line growth was fully offset by increased A&P spending in support of portfolio initiatives and holiday programs.

EMEA reported segment profit declined $0.6 inclusive of the positive impact from foreign currency of $3.9. Organic segment profit decreased by $4.5 driven by the decrease in sales due to the shift of holiday orders into the fourth quarter of fiscal 2017 as well as increased overhead spending due to current year investments in our continuous improvement initiatives.

Asia Pacific reported segment profit decreased $1.0. Excluding the favorable impact from foreign currency of $0.5, organic segment profit declined by $1.5 as top-line growth was more than offset by increased overhead spending due to current year investments in our continuous improvement initiatives.

General Corporate and Global Marketing Expenses

	For the Quarter Ended December 31,
	2017	2016
General corporate and other expenses	$21.6	$17.2
Global marketing expense	3.2	3.0
General corporate and global marketing expense	$24.8	$20.2
% of Net Sales	4.3%	3.6%

For the quarter ended December 31, 2017, general corporate and other expenses were $21.6, an increase of $4.4 as compared to the prior year comparative period due to increased compensation costs and higher mark to market expense on our unfunded deferred compensation liability.

For the quarter ended December 31, 2017, global marketing expenses were $3.2 compared to $3.0 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on November 14, 2017 as well as in Item 1A. Risk Factors of this Form 10-Q.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2017, Energizer had $454.3 of cash and cash equivalents, substantially all of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2017, the Company had $87.5 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $255.8 remains available as of December 31, 2017.

Subsequent to the quarter, on January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer intends to fund the acquisition through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The closing of this transaction is subject to various conditions and regulatory approvals.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees are due to the financial adviser of $13.0, of which $2.0 was paid in January with the remainder to be paid subject to the closing of the transaction.

Operating Activities

Cash flow from operating activities was $141.0 in the three months ended December 31, 2017, as compared to $91.8 in the prior year comparative period. The increase was primarily driven by the year over year improvement in working capital of $38.5. Accounts receivable was the main driver in the working capital improvement as the strong operating performance in the last quarter of fiscal 2017, largely driven by hurricane activity in the U.S., distribution gains in international markets and timing of holiday activity resulted in higher collections in the first fiscal quarter of 2018 as compared to 2017.

Investing Activities

Net cash used by investing activities was $5.5 and $0.6 in three months ended December 31, 2017 and 2016, respectively, and consisted of the following:

•	Capital expenditures of $5.5 and $4.9 in the three months ended December 31, 2017 and 2016, respectively. These capital expenditures were funded by cash flow from operations.

•	The prior year expenditures were partially offset by proceeds from the sale of assets of $4.3 related to the sale of two previously closed facilities.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2018 for capital expenditures relating to maintenance, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $63.9 for the three months ended December 31, 2017 as compared to $63.2 in the prior fiscal year comparative period. For three months ended December 31, 2017, cash flow used by financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $6.5;

•	Dividends paid of $17.6 (see below);

•	Common stock repurchases of $50.0 at an average price of $44.41 per share (see below);

•	Taxes paid for withheld share-based payments of $1.8; and

•	Payments of debt with maturities greater than 90 days of $1.0.

For the three months ended December 31, 2016, cash used by financing activities consisted of the following:

•	Net decrease in debt with original maturities of 90 days or less of $27.9, primarily related to the repayment of borrowings on our Revolving Facility;

•	Dividends paid of $18.1;

•	Common stock repurchases of $8.1 at an average price of $44.43 per share;

•	Taxes paid for withheld share-based payments of $8.1; and

•	Payments of debt with maturities greater than 90 days of $1.0.

Dividends

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017 to shareholders on record as of November 30, 2017 and totaled $17.3. The incremental dividend payments of $0.3 made in the first three months of 2018 were related to restricted stock awards that vested during November 2017.

Subsequent to the fiscal quarter end, on January 29, 2018, the Board of Directors declared a dividend for the second quarter of 2018 of $0.29 per share of common stock, payable on March 13, 2018 to all shareholders of record as of the close of business February 20, 2018.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the three months ended December 31, 2017, the Company repurchased 1,126,379 shares at an average price of $44.41 per share, or $50.0, under this authorization. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 3.3 million shares were repurchased on the open market at an average price of $42.17 under the current share repurchase authorization. At January 31, 2018, the date of this filing, 4.2 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2017 were $5.2. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at December 31, 2017 is show below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt, including current maturities	$991.0	$4.0	$8.0	$379.0	$600.0
Interest on long-term debt (1)	310.3	27.2	94.0	90.1	99.0
Notes payable	110.5	110.5	—	—	—
Operating leases	55.0	9.4	20.4	8.1	17.1
Pension plans (2)	7.7	7.7	—	—	—
Purchase obligations and other (3)	98.2	48.6	49.6	—	—
Mandatory transition tax	30.0	2.6	4.7	9.2	13.5
Total	$1,602.7	$210.0	$176.7	$486.4	$729.6

(1) The above table is based upon the debt balance and LIBOR rate as of December 31, 2017. In March 2017, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.
(2) Globally, total expected pension contributions for the Company for fiscal year 2018 are estimated to be $8.9. The Company has made payments of $1.2 year to date. The projected payments beyond fiscal year 2018 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2017 and September 30, 2017, Energizer had an unrealized pre-tax loss of $4.2 and $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2017 levels over the next twelve months, $4.1 of the pre-tax loss included in Accumulated other comprehensive loss at December 31, 2017, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2019.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2017 resulted in income of $0.3 and expense of $1.9 for the quarter ended December 31, 2016 and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At December 31, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2017, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company also entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. For the quarter ended December 31, 2017, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.42%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission on November 14, 2017, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2017, except for the addition of the following:

Risks Related to the Acquisition of the Global Battery, Lighting, and Portable Power Business of Spectrum Brands Holdings, Inc. (the “Acquisition”)
The pending Acquisition is subject to the satisfaction of certain conditions, including obtaining required regulatory approvals, and may not be consummated, and if not consummated under certain circumstances, we may be subject to monetary or other damages under the acquisition agreement.
On January 16, 2018, we announced that we had entered into a definitive acquisition agreement to acquire the global battery, lighting, and portable power business (the “Business”) of Spectrum Brands Holdings, Inc. (“Spectrum”). The consummation of the Acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on the Business, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the acquisition agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the Acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the acquisition agreement.
Many of the closing conditions are not within our control, and there can be no assurance that the closing conditions for the Acquisition will be satisfied in a timely manner, or at all. Any delay could cause us not to realize some or all of the cost savings, synergies and other benefits that we expect to achieve if the Acquisition were to be successfully completed within its expected time frame. If any of these conditions are not satisfied or waived prior to July 15, 2019 (the “Termination Date”), it is possible that the acquisition agreement may be terminated. Further, if the Acquisition has not been consummated by the Termination Date and all conditions precedent to the Company’s obligation to consummate the Acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then the Company would be required to pay Spectrum a termination fee of $100 million.

We may be unable to obtain the regulatory clearances required to complete the Acquisition or, in order to do so, we or Spectrum may be required to comply with material restrictions or satisfy material conditions.
The Acquisition is subject to review by the U.S. Department of Justice and the Federal Trade Commission under the HSR Act, and other regulatory agencies. The closing of the Acquisition is subject to the condition that the applicable waiting period, and any applicable extensions thereof, under the HSR Act have expired or been duly terminated, and that certain other antitrust approvals in specified foreign jurisdictions have been received. We cannot provide any assurance that all required antitrust clearances will be obtained. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval. In addition, the acquisition agreement provides that we are required to commit to dispositions of assets up to a certain amount in order to obtain regulatory clearance. If we are required to or otherwise decide to take such actions in order to close the Acquisition, it could be detrimental to the combined organization following the consummation of the Acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed Acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the Acquisition. However, if certain antitrust clearances are not obtained and the acquisition agreement is terminated under specified circumstances, we could be liable to Spectrum for a termination fee of $100 million.
Even if the parties receive early termination of the statutory waiting period under the HSR Act or the waiting period required expires, the U.S. Department of Justice, the Federal Trade Commission, or other regulatory authorities could take action under the antitrust laws to prevent or rescind the Acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
Our indebtedness following the completion of the Acquisition will be significant and could adversely affect our business and our ability to meet our obligations, and if sufficient financing on favorable terms or other sources of capital are not available, we may be subject to significant monetary or other damages under the Acquisition Agreement.
We currently expect to incur indebtedness in excess of $2 billion to finance the Acquisition. Interest costs related to this debt or other debt we may incur in connection with the Acquisition will be significant. Our new indebtedness may contain negative or financial covenants that would limit our operational flexibility. Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility, or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.
Additionally, although we have obtained financing commitments with respect to the Acquisition in an amount which we believe would be sufficient to allow us to complete the transaction, the consummation of the financing pursuant to these commitments is subject to conditions that may not be satisfied. Our ability to obtain any financing to fund a portion of the purchase price is not a condition to closing under the acquisition agreement. However, if we are unable to obtain sufficient financing on favorable terms or experience a significant diminution of our existing cash and cash equivalents or other sources of capital, and as a result we do not have sufficient funds to complete the Acquisition, we may be subject to monetary or other damages under the acquisition agreement as a result of our failure to complete the Acquisition.
We may be unable to integrate the Business successfully and realize the anticipated benefits of the Acquisition.
The pending Acquisition involves the combination of two companies that have operated independently. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the Acquisition;

•
the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets of the Business in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	difficulties in retaining key management and other key employees;

•	the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the Acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate.

Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even if we are able to integrate the Business successfully, the anticipated benefits of the pending Acquisition may not be realized fully, or at all, or may take longer to realize than expected.
Failure to complete the Acquisition could impact our stock price and our future business and financial results.
If the Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following: depending on the reasons for the failure to complete the Acquisition, we could be liable to Spectrum for monetary or other damages in connection with the termination or breach of the acquisition agreement, including a termination fee of $100 million; we have dedicated significant time and resources, financial and otherwise, in planning for the Acquisition and the associated integration, of which we would lose the benefit if the Acquisition is not completed; we are responsible for certain transaction costs relating to the Acquisition, whether or not the Acquisition is completed; while the acquisition agreement is in force, we are subject to certain restrictions on the conduct of our business, including our ability to make any other significant acquisition which would reasonably be expected to delay, hinder or otherwise obstruct the consummation of the Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and matters relating to the Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
In addition, if the Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Acquisition or to enforcement proceedings commenced against us to perform our obligations under the acquisition agreement. If the Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
While the Acquisition is pending, we and Spectrum will be subject to business uncertainties that could adversely affect our respective businesses.
Our success following the Acquisition will depend in part upon the ability of us and Spectrum to maintain our respective business relationships. Uncertainty about the effect of the Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and the Business. Customers, suppliers and others who deal with us or Spectrum may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Acquisition that could negatively affect the revenues, earnings and cash flows of the Company or the Business. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2018 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	$—	—	5,278,002
November 1 - November 30	1,167,170	$44.38	1,126,379	4,151,623
December 1 - December 31	—	—	—	4,151,623
Total	1,167,170	$44.38	1,126,379
(1) 40,791 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. 1,126,379 shares were repurchased on the open market during the quarter under this share repurchase authorization.
Item 6. Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	January 31, 2018

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

2.7**
Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Third Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 29, 2018).

10.1
Commitment Letter, dated January 15, 2018, by and among the Company, Barclays Bank PLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

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