Form 10-Q
period 2018-03-31
ENERGIZER HOLDINGS, INC.
filed 2018-05-02
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 30, 2018: 59,686,083.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$374.4	$359.0	$947.7	$918.6
Cost of products sold	205.9	191.1	500.9	479.1
Gross profit	168.5	167.9	446.8	439.5

Selling, general and administrative expense	104.2	92.7	203.4	177.1
Advertising and sales promotion expense	20.9	16.6	58.2	50.9
Research and development expense	5.4	5.1	10.7	10.9
Amortization of intangible assets	2.8	3.0	5.6	5.6
Spin restructuring	—	(2.5)	—	(3.8)
Gain on sale of real estate	—	(15.2)	—	(15.2)
Interest expense	16.5	13.1	29.9	26.4
Other items, net	0.9	(4.2)	2.2	(5.8)
Earnings before income taxes	17.8	59.3	136.8	193.4
Income tax provision	10.0	12.4	68.6	50.9
Net earnings	$7.8	$46.9	$68.2	$142.5

Basic net earnings per share	$0.13	$0.76	$1.14	$2.31
Diluted net earnings per share	$0.13	$0.75	$1.11	$2.27

Weighted average shares of common stock - Basic	59.7	61.8	60.0	61.8
Weighted average shares of common stock - Diluted	61.1	62.8	61.3	62.9

Dividends per common share	$0.29	$0.275	$0.58	$0.55

Statements of Comprehensive Income:
Net earnings	$7.8	$46.9	$68.2	$142.5
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	9.3	15.5	16.6	(16.4)
Pension activity, net of tax of $0.3 and $0.8, for the quarter and six months ended March 31, 2018, respectively, and $0.7 and $1.3 for the quarter and six months ended March 31, 2017, respectively.	0.6	0.6	1.8	4.4
Deferred gain/(loss) on hedging activity, net of tax of $1.5 and $2.6 for the quarter and six months ended March 31, 2018, respectively, and ($0.6) and $3.1 for the quarter and six months ended March 31, 2017, respectively.	3.8	(2.1)	6.3	6.1
Total comprehensive income	$21.5	$60.9	$92.9	$136.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2018	September 30, 2017
Current assets
Cash and cash equivalents	$490.3	$378.0
Trade receivables, less allowance for doubtful accounts of $6.9 and $5.8, respectively	164.6	230.2
Inventories	292.6	317.1
Other current assets	100.3	94.9
Total current assets	1,047.8	1,020.2
Property, plant and equipment, net	171.7	176.5
Goodwill	230.8	230.0
Other intangible assets, net	217.9	223.8
Deferred tax asset	33.4	47.7
Other assets	70.8	125.4
Total assets	$1,772.4	$1,823.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Notes payable	147.4	104.1
Accounts payable	166.8	219.3
Other current liabilities	234.1	254.6
Total current liabilities	552.3	582.0
Long-term debt	977.3	978.5
Other liabilities	198.1	178.0
Total liabilities	1,727.7	1,738.5
Shareholders' equity
Common stock	0.6	0.6
Additional paid-in capital	205.4	196.7
Retained earnings	190.5	198.7
Treasury stock	(117.7)	(72.1)
Accumulated other comprehensive loss	(234.1)	(238.8)
Total shareholders' equity	44.7	85.1
Total liabilities and shareholders' equity	$1,772.4	$1,823.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2018	2017
Cash Flow from Operating Activities
Net earnings	$68.2	$142.5
Non-cash restructuring costs	—	(2.5)
Depreciation and amortization	22.4	25.8
Deferred income taxes	13.6	2.9
Share-based compensation expense	14.0	11.9
Gain on sale of real estate	—	(15.2)
Mandatory transition tax	28.8	—
Non-cash items included in income, net	6.6	0.9
Other, net	(4.2)	(19.5)
Changes in current assets and liabilities used in operations	11.2	(22.5)
Net cash from operating activities	160.6	124.3

Cash Flow from Investing Activities
Capital expenditures	(11.3)	(12.3)
Proceeds from sale of assets	—	23.1
Net cash (used by)/from investing activities	(11.3)	10.8

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(2.0)	(2.0)
Net increase in debt with original maturities of 90 days or less	43.4	16.0
Debt issuance costs	—	(0.6)
Dividends paid	(35.0)	(35.1)
Common stock purchased	(50.0)	(9.3)
Taxes paid for withheld share-based payments	(1.8)	(8.2)
Net cash used by financing activities	(45.4)	(39.2)

Effect of exchange rate changes on cash	8.4	(11.0)

Net increase in cash and cash equivalents	112.3	84.9
Cash and cash equivalents, beginning of period	378.0	287.3
Cash and cash equivalents, end of period	$490.3	$372.2

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

Recently Adopted Accounting Pronouncements - During the quarter ended March 31, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This update allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act) from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is calculated as the difference between the historical and newly enacted tax rates on deferred taxes originally recorded through AOCI.The Company reclassified $20.0 of stranded tax from AOCI to Retained earnings in the current quarter. Tax effects unrelated to the Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

During the quarter ended December 31, 2017, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The adoption of this update resulted in $1.7 and $3.4 of non-compensation related pension benefit in Other items, net in the quarter and six months ended March 31, 2018, respectively, and a reclassification of $3.1 and $6.2 of pension benefit out of Selling, general and administrative expense and into Other items, net for the quarter and six months ended March 31, 2017. All non-compensation related pension costs will be recorded in Other items, net going forward.

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
Recently Issued Accounting Pronouncements - On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date. This update is effective for Energizer beginning October 1, 2018. The Company is currently assessing the new guidance against its current accounting policies and procedures, through activities that include analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. The Company plans to adopt this update on a modified retrospective basis at the effective date. While the Company’s assessment is not yet complete, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures and controls.
On February 25, 2016, the FASB issued ASU 2016-02, Leases. This update aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update will be effective for Energizer beginning October 1, 2019 with early adoption permitted. Energizer is in the process of evaluating the impact the guidance will have on its financial statements.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This update intends to simplify hedge accounting and decrease complexity for both the preparation and understanding of hedging disclosures in the financial statements. This update is effective for the Company beginning October 1, 2019 with early adoption permitted. The Company is currently assessing the impact the revised guidance will have on its accounting practices and financial statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. For the quarter and six months ended March 31, 2018, the Company recorded no activity related to spin.

During the quarter ended March 31, 2017, the Company recorded income of $2.5 in spin restructuring reflecting the true up of previously accrued contract termination costs related to the fiscal 2016 right-sizing of the corporate headquarters. For the six months ended March 31, 2017, the Company recorded income of $3.8 in spin restructuring reflecting the second quarter's activity as well as the first quarter sale of a facility in North America that was previously closed as a part of the spin for a gain of $1.3. The total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

The following table represents the spin restructuring accrual activity and ending accrual balance as of March 31, 2017 recorded in Other current liabilities on the Consolidated Condensed Balance Sheet. There were no liabilities outstanding at September 30, 2017 or March 31, 2018.

			Utilized
	October 1, 2016	Charge to Income	Cash	March 31, 2017
Severance and termination related costs	$2.8	$—	$(2.0)	$0.8
Contract termination costs	3.6	(2.5)	(1.1)	—
Net gain on asset sales	—	(1.3)	1.3	—
Total	$6.4	$(3.8)	$(1.8)	$0.8

(3) Acquisition

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business (Spectrum acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer intends to fund the Spectrum acquisition through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The closing of this transaction is subject to various conditions and regulatory approvals.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January to the financial adviser for services rendered on the transaction.

The Company incurred $19.4 and $25.1 of pre-tax acquisition and integration costs in the quarter and six months ended March 31, 2018, respectively. Included in the current quarter pre-tax acquisition and integration costs were $2.9 of debt commitment fees related to the Spectrum acquisition that were recorded in Interest expense. The remaining pre-tax acquisition and integration costs were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum acquisition. The Company also incurred $5.5 of acquisition tax withholding costs in the current quarter related to anticipated cash movement to fund the acquisition.

(4) Income Taxes

The six month effective tax rate was 50.1% as compared to 26.3% for the prior year comparative period. The current quarter provision includes $5.5 of acquisition tax withholding costs related to anticipated cash movement to fund the Spectrum acquisition.

In addition, on December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the Act) was enacted into law. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a mandatory transition tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property. As a fiscal year end taxpayer, certain provisions of the Act began to impact us in our fiscal first quarter ended December 31, 2017, while other provisions will impact us beginning in fiscal year 2019. The corporate tax rate reduction is effective for Energizer as of January 1, 2018 and, accordingly, will reduce our current fiscal year federal statutory rate to a blended rate of approximately 24.5% for fiscal year 2018.

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

As a result of the reduction of the Federal corporate income tax rate, we have remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. We are still analyzing certain aspects of the Act, including the future impacts of the Global Intangible Low-Taxed Income provision, and refining our calculations, which could potentially affect the remeasurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of approximately $1.0.
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
(5) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $7.3 and $14.0 for the quarter and six months ended March 31, 2018, respectively, and $6.7 and $11.9 for the quarter and six months ended March 31, 2017, respectively, and was recorded in SG&A expense.

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

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents and performance share awards.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2018 and 2017:

(in millions, except per share data)
	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$7.8	$46.9	$68.2	$142.5
Basic average shares outstanding	59.7	61.8	60.0	61.8
Effect of dilutive restricted stock equivalents	0.4	0.5	0.4	0.6
Effect of dilutive performance shares	1.0	0.5	0.9	0.5
Diluted average shares outstanding	61.1	62.8	61.3	62.9
Basic earnings per common share	$0.13	$0.76	$1.14	$2.31
Diluted earnings per common share	$0.13	$0.75	$1.11	$2.27

For the quarter and six months ended March 31, 2018 and 2017, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(7) Segments

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Prior to this quarter, the International segment was reported as two separate geographic reportable segments: Europe, Middle East and Africa (EMEA) and Asia Pacific. The Company changed its reporting structure to reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gain on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarter and six months ended March 31, 2018 and 2017, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net Sales
Americas	$224.1	$218.5	$597.2	$583.6
International	150.3	140.5	350.5	335.0
Total net sales	$374.4	$359.0	$947.7	$918.6
Segment Profit
Americas	$55.7	$60.5	$178.8	$183.6
International	34.1	33.3	83.3	84.1
Total segment profit	89.8	93.8	262.1	267.7
General corporate and other expenses (1) (2)	(24.7)	(29.5)	(46.3)	(46.7)
Global marketing expense (1)	(5.2)	(4.0)	(8.4)	(7.0)
Research and development expense	(5.4)	(5.1)	(10.7)	(10.9)
Amortization of intangible assets	(2.8)	(3.0)	(5.6)	(5.6)
Acquisition and integration costs (1)	(16.5)	(1.7)	(22.2)	(2.5)
Spin restructuring	—	2.5	—	3.8
Gain on sale of real estate	—	15.2	—	15.2
Acquisition debt commitment fee (3)	(2.9)	—	(2.9)	—
Interest expense	(13.6)	(13.1)	(27.0)	(26.4)
Other items, net (2)	(0.9)	4.2	(2.2)	5.8
Total earnings before income taxes	$17.8	$59.3	$136.8	$193.4
(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) As a result of the adoption of ASU 2017-07 in the first quarter of 2018, a $3.1 and $6.2 benefit was reclassified from SG&A to Other items, net for the quarter and six months ended March 31, 2017, respectively.
(3) Included in Interest expense in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income which are financing commitment fees related to the Spectrum acquisition.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Net Sales	2018	2017	2018	2017
Batteries	$330.3	$309.9	$854.8	$813.0
Other	44.1	49.1	92.9	105.6
Total net sales	$374.4	$359.0	$947.7	$918.6

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	March 31, 2018	September 30, 2017
Americas	$489.2	$533.9
International	749.4	698.2
Total segment assets	$1,238.6	$1,232.1
Corporate	85.1	137.7
Goodwill and other intangible assets	448.7	453.8
Total assets	$1,772.4	$1,823.6

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2017 and March 31, 2018:

	Americas	International	Total
Balance at October 1, 2017	$213.8	$16.2	$230.0
Cumulative translation adjustment	(0.1)	0.9	0.8
Balance at March 31, 2018	$213.7	$17.1	$230.8

Energizer had indefinite-lived intangible assets of $78.0 at March 31, 2018 and $78.3 at September 30, 2017. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at March 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$4.7	$35.4
Customer relationships	84.4	10.2	74.2
Patents	34.5	4.5	30.0
Non-compete	0.5	0.2	0.3
Total intangible assets at March 31, 2018	$159.5	$19.6	$139.9

Total amortizable intangible assets at September 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$3.4	$36.7
Customer relationships	84.4	7.3	77.1
Patents	34.5	3.2	31.3
Non-compete	0.5	0.1	0.4
Total intangible assets at September 30, 2017	$159.5	$14.0	$145.5

(9) Debt

The detail of long-term debt was as follows:

	March 31, 2018	September 30, 2017
Senior Secured Term Loan B Facility, net of discount due 2022	$390.0	$392.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	990.0	992.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(8.7)	(9.5)
Total long-term debt	$977.3	$978.5

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

The Company has a credit agreement which provides for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which matures in June 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which is due in June 2022. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2018, the Company had $140.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $203.3 remains available as of March 31, 2018. As of March 31, 2018, our weighted average interest rate on short-term borrowings was 3.67%.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. The original interest rate was LIBOR subject to a 75 basis points floor, plus 250 basis points. In March 2017, the Company completed the repricing of its Term Loan reducing the interest to LIBOR plus 200 basis points and eliminating the 75 basis points floor. The loans and commitments under the Term Loan require quarterly principal payments at a rate of 0.25%, or $1.0, of the original principal balance.

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

For the quarter ended March 31, 2018, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.80%.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The notes payable balance was $147.4 at March 31, 2018 and $104.1 at September 30, 2017. The March 31, 2018 balance was comprised of $140.0 outstanding borrowings on the Revolving Facility as well as $7.4 of other borrowings, including those from foreign affiliates. The September 30, 2017 balance was comprised of $95.0 outstanding borrowings on the Revolving facility as well as $9.1 of other borrowings, including those from foreign affiliates.

At March 31, 2018, the Company had committed debt facilities related to the Spectrum acquisition. Refer to Note 3, Acquisition for additional discussion.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of March 31, 2018, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2018 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $374.0 in five years and $600.0 thereafter.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

(10) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended March 31,
	U.S.		International
	2018	2017	2018	2017
Service Cost	$—	$—	$0.1	$0.4
Interest Cost	4.7	4.6	1.0	0.8
Expected return on plan assets	(7.6)	(8.6)	(1.6)	(2.0)
Amortization of unrecognized net losses	1.2	1.2	0.6	0.9
Net periodic (benefit)/cost	$(1.7)	$(2.8)	$0.1	$0.1

	For the Six Months Ended March 31,
	U.S.		International
	2018	2017	2018	2017
Service Cost	$—	$—	$0.3	$0.8
Interest Cost	9.4	9.1	2.1	1.7
Expected return on plan assets	(15.1)	(17.2)	(3.2)	(4.0)
Amortization of unrecognized net losses	2.2	2.4	1.1	1.8
Settlement charge	0.1	—	—	—
Net periodic (benefit)/cost	$(3.4)	$(5.7)	$0.3	$0.3

The Company adopted ASU 2017-07 in the quarter ended December 31, 2017. The service cost component of the net periodic (benefit)/cost above is recorded in Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

(11) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the six months ended March 31, 2018, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017, to all shareholders of record as of November 30, 2017 and totaled $17.3.

On January 29, 2018, the Board of Directors declared a dividend for the second quarter of 2018 of $0.29 per share of common stock The dividend was paid on March 13, 2018, to all shareholders of record as of February 20, 2018 and totaled $17.3.

The incremental dividend payments of $0.4 made in fiscal 2018 were related to restricted stock awards that vested during November 2017.

Subsequent to the end of the fiscal quarter, on April 30, 2018, the Board of Directors declared a dividend for the third quarter of 2018 of $0.29 per share of common stock, payable on June 13, 2018, to all shareholders of record as of the close of business May 21, 2018.

(12) Financial Instruments and Risk Management

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2018 and September 30, 2017, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

purchases of certain materials and commodities. At March 31, 2018 and September 30, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap will have a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

These hedging instruments are considered cash flow hedges for accounting purposes. At March 31, 2018 and September 30, 2017, Energizer recorded an unrecognized pre-tax gain and unrecognized pre-tax loss of $3.9 and $1.3, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2018 and September 30, 2017, Energizer had an unrealized pre-tax loss of $2.3 and $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2018 levels, over the next 12 months, $2.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2019. There were 64 open foreign currency contracts at March 31, 2018, with a total notional value of approximately $142.

Derivatives not Designated in Hedging Relationships - Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 9 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2018, with a total notional value of approximately $83.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2018 and September 30, 2017, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2018 and 2017, respectively:

	At March 31, 2018	For the Quarter Ended March 31, 2018		For the Six Months Ended March 31, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1) (2)	Gain Recognized in OCI (3)	Loss Reclassified From OCI into Income (Effective Portion) (4) (5)	(Loss)/Gain Recognized in OCI (3)	Loss Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(2.3)	$1.6	$(1.9)	$(0.8)	$(4.3)
Interest rate contracts	3.9	5.0	(0.3)	4.5	(0.8)
Total	$1.6	$6.6	$(2.2)	$3.7	$(5.1)

	At September 30, 2017	For the Quarter Ended March 31, 2017		For the Six Months Ended March 31, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)	Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(5.8)	$(2.0)	$0.7	$3.2	$1.2
Interest rate contracts	(1.3)	(0.7)	(0.7)	5.8	(1.4)
Total	$(7.1)	$(2.7)	$—	$9.0	$(0.2)
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

The following table provides estimated fair values as of March 31, 2018 and September 30, 2017 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2018 and 2017, respectively:

	At March 31, 2018	For the Quarter Ended March 31, 2018	For the Six Months Ended March 31, 2018
	Estimated Fair Value Asset	Gain Recognized in Income (1)	Gain Recognized in Income (1)
Foreign currency contracts	$1.8	$1.0	$1.3

	At September 30, 2017	For the Quarter Ended March 31, 2017	For the Six Months Ended March 31, 2017
	Estimated Fair Value Asset	Gain Recognized in Income (1)	Loss Recognized in Income (1)
Foreign currency contracts	$0.9	$0.6	$(1.3)
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

Offsetting of derivative assets
		At March 31, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.7	$(0.4)	$2.3	$1.1	$—	$1.1

Offsetting of derivative liabilities
		At March 31, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.1)	$0.3	$(2.8)	$(6.4)	$0.4	$(6.0)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2018 and September 30, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	March 31, 2018	September 30, 2017
Deferred Compensation	$(39.9)	$(41.0)
Derivatives - Foreign Currency Contracts	(0.5)	(4.9)
Derivatives - Interest Rate Contracts	3.9	(1.3)
Exit lease liability	—	(0.3)
Net Liabilities at estimated fair value	$(36.5)	$(47.5)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2018 and at September 30, 2017.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 1 and level 2 inputs, respectively.

At March 31, 2018, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At March 31, 2018 and September 30, 2017, the fair market value of fixed rate long-term debt was $603.0 and $615.7, respectively, compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Contracts	Total
Balance at September 30, 2017	$(93.1)	$(139.4)	$(4.5)	$(1.8)	$(238.8)
OCI before reclassifications	16.6	(0.8)	(0.7)	3.1	18.2
Reclassifications to earnings	—	2.6	3.3	0.6	6.5
Reclassifications to retained earnings (1)	—	(19.9)	—	(0.1)	(20.0)
Balance at March 31, 2018	$(76.5)	$(157.5)	$(1.9)	$1.8	$(234.1)
(1) Refer to Note 1- Description of Business and Basis of Presentation for additional information on our adoption of ASU 2018-02 in the current quarter.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1.9)	$0.7	$(4.3)	$1.2	Other items, net
Interest rate contracts	(0.3)	(0.7)	(0.8)	(1.4)	Interest expense
	(2.2)	—	(5.1)	(0.2)	Total before tax
	0.6	0.1	1.2	0.3	Tax benefit
	$(1.6)	$0.1	$(3.9)	$0.1	Net of tax
Amortization of defined benefit pension items
Actuarial loss	(1.8)	(2.1)	(3.3)	(4.1)	(2)
Settlement loss	—	—	(0.1)	—	(2)
	(1.8)	(2.1)	(3.4)	(4.1)	Total before tax
	0.4	0.7	0.8	1.3	Tax benefit
	$(1.4)	$(1.4)	$(2.6)	$(2.8)	Net of tax
Total reclassifications to earnings	$(3.0)	$(1.3)	$(6.5)	$(2.7)	Net of tax
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 10, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Supplemental Financial Statement Information

	March 31, 2018	September 30, 2017
Inventories
Raw materials and supplies	$42.2	$36.6
Work in process	86.9	84.8
Finished products	163.5	195.7
Total inventories	$292.6	$317.1
Other Current Assets
Miscellaneous receivables	$12.0	$13.7
Prepaid expenses	54.7	52.7
Value added tax collectible from customers	20.6	23.4
Other	13.0	5.1
Total other current assets	$100.3	$94.9
Property, Plant and Equipment
Land	$4.6	$4.6
Buildings	124.1	122.4
Machinery and equipment	694.7	697.9
Construction in progress	20.8	19.4
Total gross property	844.2	844.3
Accumulated depreciation	(672.5)	(667.8)
Total property, plant and equipment, net	$171.7	$176.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$13.0	$21.8
Accrued trade allowances	38.5	51.1
Accrued salaries, vacations and incentive compensation	33.6	54.4
Income taxes payable	29.9	21.6
Other	119.1	105.7
Total other current liabilities	$234.1	$254.6
Other Liabilities
Pensions and other retirement benefits	$80.7	$87.7
Deferred compensation	39.9	41.0
Mandatory transition tax	26.4	—
Other non-current liabilities	51.1	49.3
Total other liabilities	$198.1	$178.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(15) Legal proceedings/contingencies and other obligations

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2018, the Company had approximately $83 of purchase obligations.

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

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, costs related to the spin, gain on sale of real estate and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, amortization expense, interest expense, other items, net and charges related to acquisition and integration and the spin-off and the gain on sale of real estate have all been excluded from segment profit.

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, the spin-off, gain on sale of real estate and the one-time impact of the new U.S. income tax legislation.

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

•
our ability to close the proposed Spectrum acquisition of the global battery, lighting, and portable power business (the “Business”), which may be delayed or may not close at all due to the failure to obtain required regulatory approvals, or satisfy other closing conditions;

•	our ability to obtain financing for the Spectrum acquisition on favorable terms;

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to promptly and effectively integrate the Business after the Spectrum acquisition has closed, and our ability to obtain expected cost savings, synergies and other anticipated benefits of the Spectrum acquisition within the expected timeframe;

•	the impact of the pending Spectrum acquisition on the respective business operations;

•	the success of new products and the ability to continually develop and market new products;

•	our ability to attract, retain and improve distribution with key customers;

•	our ability to continue planned advertising and other promotional spending;

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

•
the impact of legislative changes or regulatory determinations or changes by federal, state and local, and foreign authorities, including customs and tariff determinations, as well as the impact of potential changes to tax laws, policies and regulations;

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

Acquisition

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business (Spectrum acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer intends to fund the Spectrum acquisition through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The closing of this transaction is subject to various conditions and regulatory approvals, but is expected to close in the second half of calendar 2018.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the Spectrum acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January to the financial adviser for services rendered on the transaction.

The Company incurred $19.4 and $25.1 of pre-tax acquisition and integration costs in the quarter and six months ended March 31, 2018, respectively. Included in the current quarter, pre-tax acquisition and integration costs were $2.9 of debt commitment fees related to the Spectrum acquisition that were recorded in Interest expense. The remaining pre-tax acquisition and integration costs were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum acquisition. The Company also incurred $5.5 of acquisition tax withholding costs in the current quarter related to anticipated cash movement to fund the acquisition.

While we currently expect the Spectrum acquisition will occur in the second half of calendar year 2018, given the uncertainty of the exact closing date, we are unable to forecast the amount of acquisition and integration costs that will be incurred in fiscal 2018.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter net earnings of $7.8, or $0.13 per diluted share. This compares to net earnings of $46.9, or $0.75 per diluted share, in the prior year second fiscal quarter. Adjusted net earnings per diluted share were $0.45 for the second fiscal quarter as compared to $0.50 in the prior year quarter, a decrease of 10.0%.
Energizer reported net earnings of $68.2, or $1.11 per diluted share, for the six months ended March 31, 2018. This compares to net income of $142.5, or $2.27 per diluted share in the prior year comparative period. Adjusted net earnings per diluted share of $2.01 for the six months ended March 31, 2018 were flat as compared to the six months ended March 31, 2017.

Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to spin restructuring costs, acquisition and integration costs, gain on sale of real estate and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended March 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Reported - GAAP	$17.8	$59.3	$7.8	$46.9	$0.13	$0.75
Impacts: Expense (Income)
Spin restructuring	—	(2.5)	—	(1.4)	—	(0.02)
Acquisition and integration costs (1)	19.4	1.7	14.1	1.1	0.23	0.01
Acquisition withholding tax (2)	—	—	5.5	—	0.09	—
Gain on sale of real estate	—	(15.2)	—	(15.2)	—	(0.24)
One-time impact of the new U.S. tax legislation	—	—	0.2	—	—	—
Adjusted - Non-GAAP (3)	$37.2	$43.3	$27.6	$31.4	$0.45	$0.50
Weighted average shares - Diluted					61.1	62.8

	For the Six Months Ended March 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Reported - GAAP	$136.8	$193.4	$68.2	$142.5	$1.11	$2.27
Impacts: Expense (Income)
Spin restructuring	—	(3.8)	—	(2.4)	—	(0.04)
Acquisition and integration costs (1)	25.1	2.5	18.2	1.6	0.30	0.02
Acquisition withholding tax (2)	—	—	5.5	—	0.09	—
Gain on sale of real estate	—	(15.2)	—	(15.2)	—	(0.24)
One-time impact of the new U.S. tax legislation	—	—	31.2	—	0.51	—
Adjusted - Non-GAAP (4)	$161.9	$176.9	$123.1	$126.5	$2.01	$2.01
Weighted average shares - Diluted					61.3	62.9
(1) The quarter and six months ended March 31, 2018 includes $2.9 of Spectrum acquisition debt commitment fees recorded to interest expense. The quarter and six months ended March 31, 2017, includes $0.2 recorded to COGS from our auto care acquisition. All other acquisition and integration costs were recorded in SG&A.
(2) This represents the current quarter tax withholding expense related to anticipated cash movement to fund the Spectrum acquisition.
(3) The effective tax rate for the quarters ended March 31, 2018 and 2017 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 25.8% and 27.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $0.4 and $0.5, respectively, for the quarters ended March 31, 2018 and 2017.
(4) The effective tax rate for the six months ended March 31, 2018 and 2017 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 24.0% and 28.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $29.8 and $0.5, respectively, for the six months ended March 31, 2018 and 2017.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended March 31, 2018
Total Net Sales	Q2	% Chg	Six Months	% Chg
Net sales - FY '17	$359.0		$918.6
Organic	6.6	1.8%	12.5	1.4%
Impact of currency	8.8	2.5%	16.6	1.8%
Net sales - FY '18	$374.4	4.3%	$947.7	3.2%
See non-GAAP measure disclosures above.

Net sales were $374.4 for the second quarter of 2018, an increase of $15.4 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 1.8% in the second fiscal quarter due to the following items:

◦	Investments made for our portfolio realignment in the back half of fiscal 2017 benefited our top-line in fiscal 2018 accounting for 1.3% of the organic sales increase;

◦	Favorable pricing across several markets increased net sales by 1.2%; and

◦
The impact of inventory phasing and mix was slightly positive at 0.2%, while the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition negatively impacted net sales by 0.9%.

•	Favorable currency impacts were $8.8, or 2.5%.

Net sales for the six months ended March 31, 2018 were $947.7, an increase of $29.1 as compared to the prior year comparative period driven by the following items:

•	Organic sales increased 1.4% primarily driven by:

◦	Favorable pricing across several markets increased net sales by 1.8%;

◦	Investments made for our portfolio realignment in the back half of fiscal 2017 benefited our top-line in fiscal 2018 accounting for 0.8% of the organic sales increase; and

◦
Partially offsetting the above increases in organic net sales was the net impact of retailer merchandising changes in the U.S. that negatively impacted net sales by 0.1%, lapping of storm volume from prior year of 0.6% and the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition negatively impacted net sales by 0.7%.

•	Favorable currency impacts were $16.6, or 1.8%.

Gross margin percentage for the second fiscal quarter of 2018 was 45.0% and was down 180 basis points compared to prior year. Excluding prior year acquisition and integration costs of $0.2, gross margin decreased 180 basis points from the prior year due to less favorable overhead absorption in the current quarter, unfavorable product mix driven by changes related to our portfolio optimization and increased commodity costs.

Gross margin percentage for the six months ended March 31, 2018 was down 70 basis points. Excluding prior year acquisition and integration costs of $0.2, gross margin decreased 80 basis points driven by less favorable overhead absorption, unfavorable product mix driven by changes related to our portfolio optimization, and investments made in continuous improvement initiatives.

Advertising and sales promotion expense (A&P) was $20.9, or 5.6% of net sales, in the second fiscal quarter of 2018, as compared to $16.6, or 4.6% of net sales, in the prior fiscal quarter 2017. A&P was $58.2, or 6.1% of net sales, for the six months ended March 31, 2018, as compared to $50.9, or 5.5% of net sales, in the prior year comparative period. The increase versus the quarter and six month comparative periods was a result of spending in fiscal 2017 being heavily weighted to the second half of the fiscal year in support of our portfolio optimization, which continued into the first quarter of fiscal 2018.

Selling, general, and administrative expense (SG&A) was $104.2 in the second fiscal quarter of 2018, or 27.8% of net sales, as compared to $92.7, or 25.8% of net sales, in the prior period. Included in the second fiscal quarter 2018 and 2017 results were acquisition and integration costs of $16.5 and $1.5, respectively. Excluding acquisition and integration costs, SG&A was $87.7, a decrease of $3.5 versus the prior year primarily due to a reduction in legal reserves. SG&A, excluding acquisition and integration costs, was 23.4% of net sales as compared to 25.4% in the prior year.
SG&A was $203.4 for the six months ended March 31, 2018, or 21.5% of net sales, as compared to $177.1 or 19.3% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2018 and 2017 results were acquisition and integration costs of $22.2 and $2.3, respectively. Excluding the acquisition and integration costs, SG&A was $181.2, an increase of $6.4 over the prior year. The increase was due to current year investments in our continuous improvement initiatives to simplify, streamline and reduce costs of our business processes, partially offset by a reduction in legal reserves versus the prior year. SG&A, excluding acquisition and integration costs were 19.1% of net sales compared to 19.0% in the prior year, essentially flat.
Research and Development (R&D) was flat at $5.4, or 1.4% of net sales, for the quarter ended March 31, 2018, as compared to $5.1, or 1.4% of net sales, in the prior year comparative period. For the six months ended March 31, 2018, R&D was $10.7, or 1.1% of net sales, as compared to $10.9, or 1.2% of net sales in the prior year comparative period.
Interest expense was $16.5 for the second fiscal quarter of 2018, compared to $13.1 for the prior year comparative period. Interest expense was $29.9 for the six months ended March 31, 2018, and $26.4 for the prior year comparative period. The fiscal quarter and six months ended March 31, 2018 expense included $2.9 of debt commitment fees related to the Spectrum acquisition.
Other items, net was expense of $0.9 for the second fiscal quarter of 2018 compared to income of $4.2 for the prior year first quarter. The current year expense primarily reflects net revaluation losses on nonfunctional currency balance sheet exposures and translational hedge losses offset by the impact of interest income, non-compensation related pension benefit and net transactional hedge gains. The prior fiscal quarter income of $4.2 reflects the net impact of interest income, non-compensation related pension benefit and net hedging contract gains slightly offset by net revaluation losses on nonfunctional currency balance sheet exposures.

Other items, net was expense of $2.2 for the six months ended March 31, 2018 and income of $5.8 for the prior year comparative period. The six months ended March 31, 2018 results primarily reflect net revaluation losses on nonfunctional currency balance sheet exposures and translational hedge losses offset by the impact of interest income, non-compensation related pension benefit and transactional hedge gains. The six months ended March 31, 2017 income of $5.8 reflects the net impact of interest income, non-compensation related pension benefit and hedging contract gains partially offset by net revaluation losses on nonfunctional currency balance sheet exposures and transactional hedge losses.

The effective tax rate was 50.1% as compared to 26.3% for the prior year comparative period. The current year rate includes a $31.2 million charge for the one-time impact of the new U.S. tax legislation passed in December 2017, as well as the current quarter impact of tax withholding expense of $5.5 related to anticipated cash movement to fund the Spectrum acquisition. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 24.0% as compared to 28.5% in the prior year. The decrease in the rate is driven by the U.S. tax legislation and takes into account the new statutory U.S. rate that is now effective for fiscal year 2018.

Spin Costs

There were no costs associated with the spin transaction recorded in fiscal 2018 as the project has been completed. During the quarter ended March 31, 2017, the Company recorded income of $2.5 in spin restructuring reflecting the true up of previously accrued contract termination costs related to the fiscal 2016 right-sizing of the corporate headquarters. For the six months ended March 31, 2017, the Company recorded income of $3.8 in spin restructuring reflecting the second quarter's activity as well as the first quarter sale of a facility in North America that was previously closed as a part of the spin for a gain of $1.3. The total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

Segment Results

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Prior to this quarter, the International segment was reported as two separate geographic reportable segments: Europe, Middle East and Africa (EMEA) and Asia Pacific. The Company changed its reporting structure to reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gain on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 7, Segments, to the unaudited Consolidated Condensed Financial Statements for the periods ended March 31, 2018.

Segment sales and profitability analysis for the quarter and six months ended March 31, 2018 are presented below.
Net Sales (In millions)
Quarter and Six Months Ended March 31, 2018

	Quarter Ended March 31, 2018		Six Months Ended March 31, 2018
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '17	$218.5		$583.6
Organic	6.3	2.9%	13.5	2.3%
Impact of currency	(0.7)	(0.3)%	0.1	—%
Net Sales - FY '18	$224.1	2.6%	$597.2	2.3%

International
Net sales - FY '17	$140.5		$335.0
Organic	0.3	0.2%	(1.0)	(0.3)%
Impact of currency	9.5	6.8%	16.5	4.9%
Net Sales - FY '18	$150.3	7.0%	$350.5	4.6%

Total Net Sales
Net sales - FY '17	$359.0		$918.6
Organic	6.6	1.8%	12.5	1.4%
Impact of currency	8.8	2.5%	16.6	1.8%
Net Sales - FY '18	$374.4	4.3%	$947.7	3.2%

Results for the Quarter Ended March 31, 2018

Americas reported a net sales increase of 2.6% which was negatively impacted by foreign currency of $0.7, or 0.3%. Organic net sales increased 2.9% due primarily to the favorable net impact from our portfolio optimization and favorable pricing across several markets. These amounts were partially offset by retailer merchandising changes and the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition.

International reported net sales increased 7.0% positively impacted by foreign currency of 6.8%. Organic net sales increased 0.2% as new distribution was partially offset by unfavorable customer mix.

Results for the Six Months Ended March 31, 2018

Americas reported net sales improved 2.3%. This growth was driven by an increase in organic sales of 2.3% due primarily to price increases and the favorable net impact of our portfolio optimization. These amounts were partially offset by the retailer merchandising changes, lapping of storm volume and the May 2017 divestiture of the non-core promotional sales business acquired with the auto care acquisition. The impact of foreign currency was essentially flat with a slight increase of $0.1, or 0.0%.

International reported net sales improved 4.6%. This growth was driven by the positive impact of foreign currency of $16.5, or 4.9% partially offset by a decrease in organic net sales of 0.3% resulting from a shift of holiday orders into the fourth quarter of fiscal 2017 and unfavorable customer mix despite distribution gains and price increases taken in several markets.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2018

	Quarter Ended March 31, 2018		Six Months Ended March 31, 2018
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '17	$60.5		$183.6
Organic	(4.2)	(6.9)%	(4.7)	(2.6)%
Impact of currency	(0.6)	(1.0)%	(0.1)	—%
Segment Profit - FY '18	$55.7	(7.9)%	$178.8	(2.6)%

International
Segment Profit - FY '17	$33.3		$84.1
Organic	(5.5)	(16.5)%	(11.5)	(13.7)%
Impact of currency	6.3	18.9%	10.7	12.7%
Segment Profit - FY '18	$34.1	2.4%	$83.3	(1.0)%

Total Segment Profit
Segment Profit - FY '17	$93.8		$267.7
Organic	(9.7)	(10.3)%	(16.2)	(6.1)%
Impact of currency	5.7	6.0%	10.6	4.0%
Segment Profit - FY '18	$89.8	(4.3)%	$262.1	(2.1)%
Refer to Note 7, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2018

Global reported segment profit declined by $4.0, or 4.3%. Excluding the favorable movement in foreign currencies of $5.7, organic segment profit decreased $9.7, or 10.3%, in the current fiscal period. Top-line growth in the quarter was more than offset by the decrease in gross margin due to less favorable overhead absorption versus the prior fiscal quarter, unfavorable product mix driven by changes related to our portfolio optimization and increased commodity costs. In addition, higher A&P spending versus the prior year contributed to the decrease as spending in fiscal 2017 was heavily weighted in the second half of the fiscal year in support of our portfolio optimization.

Americas reported segment profit declined $4.8, or 7.9%. Exclusive of the negative impact from foreign currency of $0.6, organic segment profit decreased by $4.2 as top-line growth was fully offset by the decrease in gross margin driven by unfavorable product mix driven by changes related to our portfolio optimization. Increased A&P spending also contributed to the decrease as spending in fiscal 2017 was heavily weighted in the second half of the fiscal year in support of our portfolio optimization.

International reported segment profit improved $0.8, or 2.4%. Excluding the favorable movement in foreign currencies of $6.3, organic segment profit decreased $5.5, or 16.5% driven by unfavorable product and customer mix in the current fiscal quarter.

Results for the Six Months Ended March 31, 2018

Global reported segment profit declined by $5.6, or 2.1%. Excluding the favorable movement in foreign currencies of $10.6, organic segment profit decreased $16.2, or 6.1%, in the current fiscal period as top-line growth was fully offset by a decrease in gross margin driven by unfavorable product and customer mix, increases in SG&A due to our continuous improvement initiatives to simplify and streamline our business processes to reduce costs and increased A&P spending versus the prior year as spending in fiscal 2017 was heavily weighted in the second half of the fiscal year in support of our portfolio optimization.

Americas reported segment profit declined by $4.8, or 2.6%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $0.1, organic segment profit decreased by $4.7, or 2.6%, in the current fiscal period as top-line growth was fully offset by the decrease in gross margin driven by unfavorable product and customer mix and increased A&P spending versus the prior year as spending in fiscal 2017 was heavily weighted in the second half of the fiscal year in support of our portfolio optimization.

International reported segment profit declined $0.8, or 1.0%, compared to the prior period. Excluding the favorable movement in foreign currencies of $10.7, organic segment profit decreased by $11.5, or 13.7% in the current fiscal period driven by unfavorable product and customer mix and increased overhead spending due to current year investments in our continuous improvement initiatives.

General Corporate and Global Marketing Expenses

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
General corporate and other expenses	$24.7	$29.5	$46.3	$46.7
Global marketing expense	5.2	4.0	8.4	7.0
General corporate and global marketing expense	$29.9	$33.5	$54.7	$53.7
% of Net Sales	8.0%	9.3%	5.8%	5.8%

For the quarter ended March 31, 2018, general corporate and other expenses were $24.7, a decrease of $4.8 as compared to the prior year comparative period primarily due to a reduction in legal reserves versus the prior year. For the six months ended March 31, 2018, general corporate and other expenses were $46.3, a decrease of $0.4 as compared to the prior year due to a reduction in legal reserves versus the prior year offset by higher compensation costs and mark to market expense on our unfunded deferred compensation liability.

For the quarter and six months ended March 31, 2018, respectively, global marketing expenses were $5.2 and $8.4, respectively, compared to $4.0 and $7.0 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2018, Energizer had $490.3 of cash and cash equivalents, substantially all of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company plans to finance the Spectrum acquisition purchase price of $2,000.0, subject to certain purchase price adjustments, through a combination of existing cash and committed debt facilities, expected to ultimately consist of a new term loan and senior notes. The Company incurred $5.5 of acquisition tax withholding costs in the current quarter related to anticipated cash movement to fund the acquisition.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January to the financial adviser for services rendered on the transaction.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of March 31, 2018, the Company had $140.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $203.3 remains available as of March 31, 2018.

Operating Activities

Cash flow from operating activities was $160.6 in the six months ended March 31, 2018, as compared to $124.3 in the prior year comparative period. The increase was primarily driven by the year over year improvement in working capital of approximately $34. Accounts receivable was the main driver in the working capital improvement as the strong operating performance in the last quarter of fiscal 2017, largely driven by hurricane activity in the U.S., distribution gains in international markets and timing of holiday activity resulted in higher collections in the first two quarters of 2018 as compared to 2017.

Investing Activities

Net cash used by investing activities was $11.3 and from investing activities was $10.8 in six months ended March 31, 2018 and 2017, respectively, and consisted of the following:

•	Capital expenditures of $11.3 and $12.3 in the six months ended March 31, 2018 and 2017, respectively. These capital expenditures were funded by cash flow from operations.

•
The prior year expenditures were fully offset by proceeds from the sale of assets of $23.1. The proceeds were primarily related to the sale of a previously closed facility in the first quarter and office space in the second quarter.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2018 for capital expenditures relating to maintenance, product development and cost reduction initiatives. Total capital expenditures are expected to be financed with funds generated from operations.

Financing Activities

Net cash used by financing activities was $45.4 for the six months ended March 31, 2018 as compared to $39.2 in the prior fiscal year comparative period. For six months ended March 31, 2018, cash flow used by financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $43.4, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $35.0 (see below);

•	Common stock repurchases of $50.0 at an average price of $44.41 per share (see below);

•	Taxes paid for withheld share-based payments of $1.8; and

•	Payments of debt with maturities greater than 90 days of $2.0.

For the six months ended March 31, 2017, cash used by financing activities consisted of the following:

•	Net increase in debt with original maturities of 90 days or less of $16.0, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $35.1;

•	Common stock repurchases of $9.3;

•	Taxes paid for withheld share-based payments of $8.2;

•	Payments of debt with maturities greater than 90 days of $2.0; and

•	Debt issuance costs of $0.6.

Dividends

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017 to shareholders on record as of November 30, 2017 and totaled $17.3.

On January 29, 2018, the Board of Directors declared a dividend for the second quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on March 13, 2018 to shareholders on record as of November 30, 2017 and totaled $17.3.

The incremental dividend payments of $0.4 made in the first six months of 2018 were related to restricted stock awards that vested during November 2017.

Subsequent to the fiscal quarter end, on April 30, 2018, the Board of Directors declared a dividend for the third quarter of 2018 of $0.29 per share of common stock, payable on June 13, 2018 to all shareholders of record as of the close of business May 21, 2018.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the six months ended March 31, 2018, the Company repurchased 1,126,379 shares at an average price of $44.41 per share, or $50.0, under this authorization. Future share repurchase, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 3.3 million shares were repurchased on the open market at an average price of $42.17 under the current share repurchase authorization. At January 31, 2018, the date of this filing, 4.2 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2018 were $5.1. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at March 31, 2018 is show below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt, including current maturities	$990.0	$4.0	$8.0	$378.0	$600.0
Interest on long-term debt (1)	312.0	48.4	96.4	84.7	82.5
Notes payable	147.4	147.4	—	—	—
Operating leases	73.0	13.4	20.7	5.4	33.5
Pension plans (2)	6.5	6.5	—	—	—
Purchase obligations and other (3)	83.2	43.7	39.5	—	—
Mandatory transition tax	28.8	2.4	4.8	5.9	15.7
Total	$1,640.9	$265.8	$169.4	$474.0	$731.7

(1) The above table is based upon the debt balance and LIBOR rate as of March 31, 2018. In March 2017, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.
(2) Globally, total expected pension contributions for the Company for fiscal year 2018 are estimated to be $8.9. The Company has made payments of $2.4 year to date. The projected payments beyond fiscal year 2018 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2018 and September 30, 2017, Energizer had an unrealized pre-tax loss of $2.3 and $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2018 levels over the next twelve months, $2.3 of the pre-tax loss included in Accumulated other comprehensive loss at March 31, 2018, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2019.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2018 resulted in income of $1.0 and $1.3, respectively, and income of $0.6 and loss of $1.3 for the quarter and six months ended March 31, 2017, respectively, and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At March 31, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company also entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap will have a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended March 31, 2018, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.80%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
On January 16, 2018, we announced that we had entered into a definitive acquisition agreement to acquire the global battery, lighting, and portable power business (the “Business”) of Spectrum Brands Holdings, Inc. (“Spectrum”). The consummation of the Acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on the Business, (ii) the receipt of certain antitrust approvals in certain jurisdictions (the “Antitrust Conditions”), (iii) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the acquisition agreement) or other customary materiality qualifications), (iv) the absence of governmental restrictions on the consummation of the Acquisition in certain jurisdictions, and (v) material compliance by the parties with their respective covenants and agreements under the acquisition agreement.
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
The Acquisition is subject to antitrust approvals in certain jurisdictions. We cannot provide any assurance that all required antitrust clearances will be obtained. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval. In addition, the acquisition agreement provides that we are required to commit to dispositions of assets up to a certain amount in order to obtain regulatory clearance. If we are required to or otherwise decide to take such actions in order to close the Acquisition, it could be detrimental to the combined organization following the consummation of the Acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed Acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the Acquisition. However, if certain antitrust clearances are not obtained and the acquisition agreement is terminated under specified circumstances, we could be liable to Spectrum for a termination fee of $100 million.
Even if the parties receive antitrust approvals, the U.S. Department of Justice, the Federal Trade Commission, or other regulatory authorities could take action under the antitrust laws to prevent or rescind the Acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2018 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	$—	—	4,151,623
February 1 - February 28	—	$—	—	4,151,623
March 1 - March 31	202	53.53	—	4,151,623
Total	202	$53.53	—
(1) 202 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	May 2, 2018

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

10.1*
Amended and Restated Commitment Letter, dated February 7, 2018, by and among Energizer Holdings, Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Standard Chartered Bank, Toronto-Dominion Bank, New York Branch, and TD Bank, N.A.

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