Form 10-Q
period 2018-06-30
ENERGIZER HOLDINGS, INC.
filed 2018-08-01
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 30, 2018: 59,769,793.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$392.8	$372.0	$1,340.5	$1,290.6
Cost of products sold	216.7	214.0	717.6	693.1
Gross profit	176.1	158.0	622.9	597.5

Selling, general and administrative expense	111.9	86.3	315.3	263.4
Advertising and sales promotion expense	22.9	20.2	81.1	71.1
Research and development expense	5.2	5.1	15.9	16.0
Amortization of intangible assets	2.8	2.8	8.4	8.4
Spin restructuring	—	—	—	(3.8)
Gain on sale of real estate	(4.6)	(1.7)	(4.6)	(16.9)
Interest expense	17.7	13.3	47.6	39.7
Other items, net	(11.3)	1.5	(9.1)	(4.3)
Earnings before income taxes	31.5	30.5	168.3	223.9
Income tax provision	7.7	5.6	76.3	56.5
Net earnings	$23.8	$24.9	$92.0	$167.4

Basic net earnings per share	$0.40	$0.40	$1.54	$2.71
Diluted net earnings per share	$0.39	$0.40	$1.50	$2.67

Weighted average shares of common stock - Basic	59.7	61.8	59.9	61.8
Weighted average shares of common stock - Diluted	61.4	62.8	61.4	62.8

Dividends per common share	$0.29	$0.275	$0.87	$0.825

Statements of Comprehensive Income:
Net earnings	$23.8	$24.9	$92.0	$167.4
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	(31.5)	11.9	(14.9)	(4.5)
Pension activity, net of tax of $0.4 and $1.2, for the quarter and nine months ended June 30, 2018, respectively, and $0.6 and $1.9 for the quarter and nine months ended June 30, 2017, respectively.	3.0	(0.5)	4.8	3.9
Deferred gain/(loss) on hedging activity, net of tax of $2.1 and $4.7 for the quarter and nine months ended June 30, 2018, respectively, and ($1.2) and $1.9 for the quarter and nine months ended June 30, 2017, respectively.	6.7	(4.7)	13.0	1.4
Total comprehensive income	$2.0	$31.6	$94.9	$168.2

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2018	September 30, 2017
Current assets
Cash and cash equivalents	$510.9	$378.0
Trade receivables, less allowance for doubtful accounts of $4.9 and $5.8, respectively	165.6	230.2
Inventories	307.8	317.1
Other current assets	106.6	94.9
Total current assets	1,090.9	1,020.2
Property, plant and equipment, net	166.9	176.5
Goodwill	229.8	230.0
Other intangible assets, net	214.4	223.8
Deferred tax asset	33.8	47.7
Other assets	69.0	125.4
Total assets	$1,804.8	$1,823.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Notes payable	174.6	104.1
Accounts payable	194.4	219.3
Other current liabilities	226.3	254.6
Total current liabilities	599.3	582.0
Long-term debt	976.7	978.5
Other liabilities	181.0	178.0
Total liabilities	1,757.0	1,738.5
Shareholders' equity
Common stock	0.6	0.6
Additional paid-in capital	224.4	196.7
Retained earnings	196.4	198.7
Treasury stock	(117.7)	(72.1)
Accumulated other comprehensive loss	(255.9)	(238.8)
Total shareholders' equity	47.8	85.1
Total liabilities and shareholders' equity	$1,804.8	$1,823.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2018	2017
Cash Flow from Operating Activities
Net earnings	$92.0	$167.4
Non-cash restructuring costs	—	(2.5)
Depreciation and amortization	33.8	38.3
Deferred income taxes	11.1	2.1
Share-based compensation expense	21.0	17.8
Gain on sale of real estate	(4.6)	(16.9)
Mandatory transition tax	28.2	—
Non-cash items included in income, net	(2.1)	5.8
Other, net	(7.8)	(19.6)
Changes in current assets and liabilities used in operations	16.4	(46.8)
Net cash from operating activities	188.0	145.6

Cash Flow from Investing Activities
Capital expenditures	(17.2)	(17.5)
Proceeds from sale of assets	6.1	27.2
Net cash (used by)/from investing activities	(11.1)	9.7

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(3.0)	(3.0)
Net increase in debt with original maturities of 90 days or less	70.6	40.7
Debt issuance costs	(1.4)	(0.8)
Dividends paid	(52.3)	(52.1)
Common stock purchased	(50.0)	(9.3)
Taxes paid for withheld share-based payments	(1.8)	(8.2)
Net cash used by financing activities	(37.9)	(32.7)

Effect of exchange rate changes on cash	(6.1)	(5.5)

Net increase in cash and cash equivalents	132.9	117.1
Cash and cash equivalents, beginning of period	378.0	287.3
Cash and cash equivalents, end of period	$510.9	$404.4

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its offering of brands with an acquisition of a leading designer and marketer of automotive fragrance and appearance products. The Company's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. Subsequent to the end of the quarter, on July 2, 2018, the Company acquired Nu Finish® and Scratch Doctor® to add to its automotive appearance offerings as well.

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

Recently Adopted Accounting Pronouncements - During the quarter ended March 31, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This update allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act) from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is calculated as the difference between the historical and newly enacted tax rates on deferred taxes originally recorded through AOCI. The Company reclassified $20.0 of stranded tax from AOCI to Retained earnings in the second quarter. Tax effects unrelated to the Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

During the quarter ended December 31, 2017, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The adoption of this update resulted in $1.7 and $5.1 of non-compensation related pension benefit in Other items, net in the quarter and nine months ended June 30, 2018, respectively, and a reclassification of $3.1 and $9.3 of pension benefit out of Selling, general and administrative expense and into Other items, net for the quarter and nine months ended June 30, 2017. All non-compensation related pension costs will be recorded in Other items, net going forward.

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
Recently Issued Accounting Pronouncements - On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date. This update is effective for Energizer beginning October 1, 2018 and will be adopted on a modified retrospective basis. The Company has substantially completed its assessment of the new guidance against its current accounting policies and procedures, through activities that included analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. Based on its assessment, the new guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures and controls.
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Spin Costs

On July 1, 2015, Energizer completed its legal separation from Edgewell Personal Care Company (Edgewell) via a tax free spin-off (the spin-off or spin). The Company incurred costs associated with the evaluation, planning and execution of the spin transaction. For the quarter and nine months ended June 30, 2018, the Company recorded no activity related to spin.

During the nine months ended June 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the fiscal 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as a part of the spin for a gain of $1.3. The total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

The following table represents the spin restructuring accrual activity and ending accrual balance as of June 30, 2017 recorded in Other current liabilities on the Consolidated Condensed Balance Sheet. There were no liabilities outstanding at September 30, 2017 or June 30, 2018.

			Utilized
	October 1, 2016	Charge to Income	Cash	June 30, 2017
Severance and termination related costs	$2.8	$—	$(2.1)	$0.7
Contract termination costs	3.6	(2.5)	(1.1)	—
Net gain on asset sales	—	(1.3)	1.3	—
Total	$6.4	$(3.8)	$(1.9)	$0.7

(3) Acquisitions

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business (Spectrum acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer will fund this acquisition through the net proceeds from the issuance of new senior notes maturing in 2026, term loans and cash on hand. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. Refer to Note 9, Debt, for additional discussion on the new senior notes associated with this acquisition which were issued and placed into escrow on July 6, 2018. The closing of this transaction is subject to various conditions and regulatory approvals, but is expected to close by the end of calendar year 2018.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January 2018 to the financial adviser for services rendered on the transaction.

The Company incurred $25.8 and $50.9 of pre-tax acquisition and integration costs in the quarter and nine months ended June 30, 2018, respectively. Included in the quarter and nine month pre-tax acquisition and integration costs were $3.4 and $6.3, respectively, of debt commitment fees related to the Spectrum acquisition that were recorded in Interest expense. The remaining pre-tax acquisition and integration costs were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum acquisition.

The Company also recorded a gain in Other items, net of $9.9 on foreign currency contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Spectrum acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The Company also incurred $0.5 and $6.0 of tax withholding costs in the quarter and nine months ending June 30, 2018, related to anticipated cash movement to fund the acquisition.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Subsequent to the end of the quarter, on July 2, 2018, the Company acquired all of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Nu Finish Scratch Doctor brands. The acquisition purchase price of $37.7, subject to working capital adjustments, was funded through a combination of cash on hand and committed debt facilities.

(4) Income Taxes

The nine month effective tax rate was 45.3% as compared to 25.2% for the prior year comparative period. The provision includes the impact of the new U.S. tax legislation discussed below and $0.5 and $6.0 of tax withholding costs incurred in the quarter and nine months, respectively, related to anticipated cash movement to fund the Spectrum acquisition.

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

The changes included in the Act are broad and complex. The final transition impacts of the Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.

As a result of the reduction of the Federal corporate income tax rate, we have remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. We are still analyzing certain aspects of the Act, including the future impacts of the Global Intangible Low-Taxed Income provision, and refining our calculations, which could potentially affect the remeasurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of approximately $0.6.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our mandatory transition tax liability, resulting in an increase in income tax expense of approximately $30. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the mandatory transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

(5) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $7.0 and $21.0 for the quarter and nine months ended June 30, 2018, respectively, and $5.9 and $17.8 for the quarter and nine months ended June 30, 2017, respectively, and was recorded in SG&A expense.

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

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance share awards and deferred compensation equity plans.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2018 and 2017:

(in millions, except per share data)
	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$23.8	$24.9	$92.0	$167.4
Basic average shares outstanding	59.7	61.8	59.9	61.8
Effect of dilutive restricted stock equivalents	0.5	0.5	0.4	0.5
Effect of dilutive performance shares	1.0	0.5	0.9	0.5
Effect of stock based deferred compensation plan	0.2	—	0.2	—
Diluted average shares outstanding	61.4	62.8	61.4	62.8
Basic earnings per common share	$0.40	$0.40	$1.54	$2.71
Diluted earnings per common share	$0.39	$0.40	$1.50	$2.67

For the quarter and nine months ended June 30, 2018 and 2017, all restricted stock equivalents and performance shares were dilutive and included in the diluted net earnings per share calculations. During the quarter, a portion of the Company's unfunded deferred compensation plan was modified to be paid out in shares rather than cash payment. As a result of the modification, $11.9 was reclassified from a liability based plan to an equity compensation plan. This modification resulted in approximately 200,000 additional dilutive shares for the quarter and nine months ended June 30, 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(7) Segments

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Prior to January 1, 2018, the International segment was reported as two separate geographic reportable segments: Europe, Middle East and Africa (EMEA) and Asia Pacific. The Company changed its reporting structure to reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarter and nine months ended June 30, 2018 and 2017, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Americas	$241.3	$228.6	$838.5	$812.2
International	151.5	143.4	502.0	478.4
Total net sales	$392.8	$372.0	$1,340.5	$1,290.6
Segment Profit
Americas	$60.4	$53.6	$239.2	$237.2
International	32.6	25.7	115.9	109.8
Total segment profit	93.0	79.3	355.1	347.0
General corporate and other expenses (1) (2)	(24.7)	(19.4)	(71.0)	(66.1)
Global marketing expense	(4.6)	(5.0)	(13.0)	(12.0)
Research and development expense	(5.2)	(5.1)	(15.9)	(16.0)
Amortization of intangible assets	(2.8)	(2.8)	(8.4)	(8.4)
Acquisition and integration costs (3)	(22.4)	(6.7)	(44.6)	(9.2)
Spin restructuring	—	—	—	3.8
Gain on sale of real estate	4.6	1.7	4.6	16.9
Acquisition debt commitment fee (4)	(3.4)	—	(6.3)	—
Gain on acquisition foreign currency contracts (5)	9.9	—	9.9	—
Interest expense (4)	(14.3)	(13.3)	(41.3)	(39.7)
Other items, net (2) (5) (6)	1.4	1.8	(0.8)	7.6
Total earnings before income taxes	$31.5	$30.5	$168.3	$223.9

(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) As a result of the adoption of ASU 2017-07 in the first quarter of 2018, a $3.1 and $9.3 benefit was reclassified from SG&A to Other items, net for the quarter and nine months ended June 30, 2017, respectively.
(3) The quarter and nine months ended June 30, 2017 included $0.9 and $1.1, respectively, recorded in Cost of products sold and $3.3 recorded in Other items, net. All other costs were included in SG&A.
(4) Acquisition debt commitment fee represents the amortization of financing commitment fees related to the Spectrum acquisition which are recorded in Interest expense on the unaudited Consolidated Statement of Earnings.
(5) Gain on acquisition foreign currency contracts was recorded in Other items, net on the unaudited Consolidated Statement of Earnings. These contracts, which were entered into in June 2018, locked in the USD value of the future Euro Notes related to the Spectrum Acquisition and were terminated when the funds from the Euro Notes offering were placed into escrow on July 6, 2018.
(6) The amounts for the quarter and the nine months ended June 30, 2017 on the Consolidated Statement of Earnings included $3.3 million of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.

Supplemental product information is presented below for revenues from external customers:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2018	2017	2018	2017
Batteries	$350.1	$325.8	$1,204.9	$1,138.8
Other	42.7	46.2	135.6	151.8
Total net sales	$392.8	$372.0	$1,340.5	$1,290.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include all financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments. Total assets by segment are presented below:

	June 30, 2018	September 30, 2017
Americas	$466.1	$533.9
International	794.5	698.2
Total segment assets	$1,260.6	$1,232.1
Corporate	100.0	137.7
Goodwill and other intangible assets	444.2	453.8
Total assets	$1,804.8	$1,823.6

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2017 and June 30, 2018:

	Americas	International	Total
Balance at October 1, 2017	$213.8	$16.2	$230.0
Cumulative translation adjustment	(0.2)	—	(0.2)
Balance at June 30, 2018	$213.6	$16.2	$229.8

Energizer had indefinite-lived intangible assets of $77.3 at June 30, 2018 and $78.3 at September 30, 2017. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at June 30, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$5.4	$34.7
Customer relationships	84.4	11.7	72.7
Patents	34.5	5.1	29.4
Non-compete	0.5	0.2	0.3
Total intangible assets at June 30, 2018	$159.5	$22.4	$137.1

Total amortizable intangible assets at September 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$3.4	$36.7
Customer relationships	84.4	7.3	77.1
Patents	34.5	3.2	31.3
Non-compete	0.5	0.1	0.4
Total intangible assets at September 30, 2017	$159.5	$14.0	$145.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	June 30, 2018	September 30, 2017
Senior Secured Term Loan B Facility, net of discount due 2022	$389.0	$392.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	989.0	992.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(8.3)	(9.5)
Total long-term debt	$976.7	$978.5

The Company's $600.0 of 5.50% Senior Notes due 2025 (2025 Notes) were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2025 Notes in December and June. The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

The Company has a credit agreement which provides for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which matures in June 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which is due in June 2022. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2018, the Company had $165.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $178.3 remains available as of June 30, 2018. As of June 30, 2018 and September 30, 2017, our weighted average interest rate on short-term borrowings was 4.15% and 2.98%, respectively.

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

The notes payable balance was $174.6 at June 30, 2018 and $104.1 at September 30, 2017. The June 30, 2018 balance was comprised of $165.0 outstanding borrowings on the Revolving Facility as well as $9.6 of other borrowings, including those from foreign affiliates. The September 30, 2017 balance was comprised of $95.0 outstanding borrowings on the Revolving facility as well as $9.1 of other borrowings, including those from foreign affiliates.

On June 21, 2018, the Company finalized the pricing of two senior note offerings due in 2026 of $500.0 at 6.375% (USD Notes) and €650.0 at 4.625% (Euro Notes and collectively with the USD Notes, the 2026 Notes), which were issued by wholly-owned subsidiaries. The 2026 Notes priced at 100% of the principal amount and the offering closed subsequent to the quarter on July 6, 2018, with the funds held in escrow until certain conditions are met.  Interest on the 2026 Notes began to accrue in July 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

If the escrow conditions (which include conditions relating to the completion of the Spectrum acquisition) are not satisfied on or prior to July 15, 2019 or in certain other circumstances, the 2026 Notes will be redeemed at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption.
The 2026 Notes will be jointly and severally guaranteed on an unsecured basis by the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its expected new revolving credit facility and the Euro Notes will also be guaranteed by the Company.

In connection with the closing of the Spectrum acquisition, the Company expects to enter into a new senior secured first lien credit agreement, which would include a new 5-year $400 undrawn revolving credit facility and also provide for $1,200 of borrowings under a $200 3-year term loan A facility and $1,000 7-year term loan B facility. The borrowings are expected to bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement is expected to contain customary affirmative and restrictive covenants. The new term loans began to accrue financing fees in July 2018.

Energizer intends to use the net proceeds from the offerings of the 2026 Notes, together with borrowings under the new term loans, to fund the previously announced Spectrum acquisition, to repay the debt outstanding under its existing credit agreement, and to pay related fees, costs and expenses.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of June 30, 2018, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2018 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $373.0 in five years and $600.0 thereafter.

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

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended June 30,
	U.S.		International
	2018	2017	2018	2017
Service Cost	$—	$—	$0.1	$0.4
Interest Cost	4.7	4.6	1.1	0.8
Expected return on plan assets	(7.5)	(8.6)	(1.6)	(2.0)
Amortization of unrecognized net losses	1.1	1.2	0.5	0.9
Net periodic (benefit)/cost	$(1.7)	$(2.8)	$0.1	$0.1

	For the Nine Months Ended June 30,
	U.S.		International
	2018	2017	2018	2017
Service Cost	$—	$—	$0.4	$1.2
Interest Cost	14.1	13.7	3.2	2.5
Expected return on plan assets	(22.6)	(25.8)	(4.8)	(6.0)
Amortization of unrecognized net losses	3.3	3.6	1.6	2.7
Settlement charge	0.1	—	—	—
Net periodic (benefit)/cost	$(5.1)	$(8.5)	$0.4	$0.4

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

(11) Shareholder's Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the nine months ended June 30, 2018, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. There were no shares repurchased during the third quarter of fiscal 2018. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017, to all shareholders of record as of November 30, 2017 and totaled $17.3.

On January 29, 2018, the Board of Directors declared a dividend for the second quarter of 2018 of $0.29 per share of common stock. The dividend was paid on March 13, 2018, to all shareholders of record as of February 20, 2018 and totaled $17.3.

On April 30, 2018, the Board of Directors declared a dividend for the third quarter of 2018 or $0.29 per share of common stock. The dividend was paid on June 13, 2018, to all shareholders of record as of May 21, 2018 and totaled $17.3.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

In addition, dividend payments of $0.4 were made in fiscal 2018 related to restricted stock awards that vested during November 2017.

Subsequent to the end of the fiscal quarter, on July 27, 2018, the Board of Directors declared a dividend for the fourth quarter of 2018 of $0.29 per share of common stock, payable on September 12, 2018, to all shareholders of record as of the close of business August 16, 2018.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2018 and September 30, 2017, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2018 and September 30, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

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

These hedging instruments are considered cash flow hedges for accounting purposes. At June 30, 2018 and September 30, 2017, Energizer recorded an unrecognized pre-tax gain and unrecognized pre-tax loss of $6.2 and $1.3, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2018 and September 30, 2017, Energizer had an unrealized pre-tax gain of $4.1 and loss of $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2018 levels, over the next 12 months, $4.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020. There were 64 open foreign currency contracts at June 30, 2018, with a total notional value of approximately $143.

Derivatives not Designated in Hedging Relationships - Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures; and as such are not subject to significant market risk. There were 11 open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2018, with a total notional value of approximately $858.

At June 30, 2018, included in the above, were two foreign currency derivative contracts with a notional value of $774 which locked in the USD value of future Euro Notes related to the Spectrum acquisition. These contracts were entered into in June 2018 and terminated on July 6, 2018 when the funds from the Euro Notes offering were placed into escrow. At June 30, 2018, these contracts had a gain of $9.9 recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2018 and September 30, 2017, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2018 and 2017, respectively:

	At June 30, 2018	For the Quarter Ended June 30, 2018		For the Nine Months Ended June 30, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1) (2)	Gain Recognized in OCI (3)	Loss Reclassified From OCI into Income (Effective Portion) (4) (5)	Gain Recognized in OCI (3)	Loss Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$4.1	$5.6	$(0.8)	$4.8	$(5.1)
Interest rate contracts	6.2	2.2	(0.2)	6.7	(1.0)
Total	$10.3	$7.8	$(1.0)	$11.5	$(6.1)

	At September 30, 2017	For the Quarter Ended June 30, 2017		For the Nine Months Ended June 30, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1) (2)	Loss Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)	(Loss)/Gain Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(5.8)	$(4.8)	$0.4	$(1.6)	$1.6
Interest rate contracts	(1.3)	(1.2)	(0.5)	4.6	(1.9)
Total	$(7.1)	$(6.0)	$(0.1)	$3.0	$(0.3)
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

The following table provides estimated fair values as of June 30, 2018 and September 30, 2017 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2018 and 2017, respectively:

	At June 30, 2018	For the Quarter Ended June 30, 2018	For the Nine Months Ended June 30, 2018
	Estimated Fair Value Asset (1)	Gain Recognized in Income (1) (2)	Gain Recognized in Income (1) (2)
Foreign currency contracts	$9.5	$8.7	$10.0

	At September 30, 2017	For the Quarter Ended June 30, 2017	For the Nine Months Ended June 30, 2017
	Estimated Fair Value Asset	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$0.9	$(0.2)	$(1.5)
(1) Includes the foreign currency contracts, which were entered into in June 2018, to lock in the USD value of future Euro Notes related to the Spectrum acquisition. These contracts were terminated when the funds from the Euro Notes offering were placed into escrow on July 6, 2018.
(2) Gain/(loss) recognized in Income was recorded as foreign currency in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At June 30, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$14.9	$(0.4)	$14.5	$1.1	$—	$1.1

Offsetting of derivative liabilities
		At June 30, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.9)	$—	$(0.9)	$(6.4)	$0.4	$(6.0)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2018 and September 30, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	June 30, 2018	September 30, 2017
Deferred Compensation	$(28.5)	$(41.0)
Derivatives - Foreign Currency Contracts	13.6	(4.9)
Derivatives - Interest Rate Contracts	6.2	(1.3)
Exit lease liability	—	(0.3)
Net Liabilities at estimated fair value	$(8.7)	$(47.5)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2018 and at September 30, 2017.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash and cash equivalents has been determined based on level 1 and level 2 inputs, respectively.

At June 30, 2018, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. During the quarter, a portion of the Company's unfunded deferred compensation plan was modified to be paid out in shares rather than cash payment. As a result of the modification, $11.9 was reclassified from a liability based plan to an equity compensation plan.

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

At June 30, 2018 and September 30, 2017, the fair market value of fixed rate long-term debt was $596.0 and $615.7, respectively, compared to its carrying value of $600.0. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Contracts	Total
Balance at September 30, 2017	$(93.1)	$(139.4)	$(4.5)	$(1.8)	$(238.8)
OCI before reclassifications	(14.9)	1.1	3.6	4.7	(5.5)
Reclassifications to earnings	—	3.7	4.0	0.7	8.4
Reclassifications to retained earnings (1)	—	(19.9)	—	(0.1)	(20.0)
Balance at June 30, 2018	$(108.0)	$(154.5)	$3.1	$3.5	$(255.9)
(1) Refer to Note 1- Description of Business and Basis of Presentation for additional information on our adoption of ASU 2018-02.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.8)	$0.4	$(5.1)	$1.6	Other items, net
Interest rate contracts	(0.2)	(0.5)	(1.0)	(1.9)	Interest expense
	(1.0)	(0.1)	(6.1)	(0.3)	Earnings before income taxes
	0.2	0.2	1.4	0.5	Income tax provision
	$(0.8)	$0.1	$(4.7)	$0.2	Net earnings
Amortization of defined benefit pension items
Actuarial loss	(1.6)	(2.1)	(4.9)	(6.2)	(2)
Settlement loss	—	—	(0.1)	—	(2)
	(1.6)	(2.1)	(5.0)	(6.2)	Earnings before income taxes
	0.5	0.6	1.3	1.9	Income tax provision
	$(1.1)	$(1.5)	$(3.7)	$(4.3)	Net earnings
Total reclassifications to earnings	$(1.9)	$(1.4)	$(8.4)	$(4.1)	Net earnings
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 10, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Supplemental Financial Statement Information

	June 30, 2018	September 30, 2017
Inventories
Raw materials and supplies	$44.5	$36.6
Work in process	96.1	84.8
Finished products	167.2	195.7
Total inventories	$307.8	$317.1
Other Current Assets
Miscellaneous receivables	$8.3	$13.7
Prepaid expenses	53.8	52.7
Value added tax collectible from customers	19.3	23.4
Other	25.2	5.1
Total other current assets	$106.6	$94.9
Property, Plant and Equipment
Land	$4.6	$4.6
Buildings	110.9	122.4
Machinery and equipment	691.8	697.9
Construction in progress	16.0	19.4
Total gross property	823.3	844.3
Accumulated depreciation	(656.4)	(667.8)
Total property, plant and equipment, net	$166.9	$176.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$11.6	$21.8
Accrued trade allowances	37.4	51.1
Accrued salaries, vacations and incentive compensation	41.8	54.4
Income taxes payable	30.0	21.6
Other	105.5	105.7
Total other current liabilities	$226.3	$254.6
Other Liabilities
Pensions and other retirement benefits	$73.1	$87.7
Deferred compensation	28.5	41.0
Mandatory transition tax	25.8	—
Other non-current liabilities	53.6	49.3
Total other liabilities	$181.0	$178.0

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2018, the Company had approximately $72 of purchase obligations.

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

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, costs related to the spin, gain on sale of real estate and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

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

Acquisitions

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business (Spectrum acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. Energizer will fund this acquisition through the net proceeds from the issuance of new senior notes maturing in 2026, term loans and cash on hand. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. Refer to Note 9, Debt, for additional discussion on the new senior notes associated with this acquisition which were issued and placed into escrow on July 6, 2018. The closing of this transaction is subject to various conditions and regulatory approvals, but is expected to close by the end of calendar year 2018.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January 2018 to the financial adviser for services rendered on the transaction.

The Company incurred $25.8 and $50.9 of pre-tax acquisition and integration costs in the quarter and nine months ended June 30, 2018, respectively. Included in the quarter and nine month pre-tax acquisition and integration costs were $3.4 and $6.3, respectively, of debt commitment fees related to the Spectrum acquisition that were recorded in Interest expense. The remaining pre-tax acquisition and integration costs were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum acquisition.

The Company also recorded a gain in Other items, net of $9.9 on foreign currency contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro Notes related to the Spectrum acquisition. The contracts were terminated when the funds from the Euro Notes offering were placed into escrow on July 6, 2018. The Company also incurred $0.5 and $6.0 of acquisition tax withholding costs in the quarter and nine months ending June 30, 2018, related to anticipated cash movement to fund the acquisition.

Subsequent to the end of the quarter, on July 2, 2018, the Company acquired all of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Nu Finish Scratch Doctor brands. The acquisition purchase price of $37.7, subject to working capital adjustments, was funded through a combination of cash on hand and committed debt facilities.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter net earnings of $23.8, or $0.39 per diluted share. This compares to net earnings of $24.9, or $0.40 per diluted share, in the prior year third fiscal quarter. Adjusted net earnings per diluted share were $0.54 for the third fiscal quarter as compared to $0.43 in the prior year quarter, an increase of 25.6%.
Energizer reported net earnings of $92.0, or $1.50 per diluted share, for the nine months ended June 30, 2018. This compares to net income of $167.4, or $2.67 per diluted share in the prior year comparative period. Adjusted net earnings per diluted share of for the nine months ended June 30, 2018 were $2.55 as compared to $2.44 for the nine months ended June 30, 2017.

Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to acquisition and integration costs, gain on sale of real estate, spin restructuring costs and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended June 30,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Reported - GAAP	$31.5	$30.5	$23.8	$24.9	$0.39	$0.40
Impacts: Expense (Income)
Acquisition and integration costs (1)	25.8	6.7	20.2	3.1	0.33	0.05
Acquisition withholding tax (2)	—	—	0.5	—	0.01	—
Gain on acquisition foreign currency contracts	(9.9)	—	(7.2)	—	(0.12)	—
Gain on sale of real estate	(4.6)	(1.7)	(3.5)	(1.3)	(0.06)	(0.02)
One-time impact of the new U.S. tax legislation	—	—	(0.6)	—	(0.01)	—
Adjusted - Non-GAAP (3)	$42.8	$35.5	$33.2	$26.7	$0.54	$0.43
Weighted average shares - Diluted					61.4	62.8

	For the Nine Months Ended June 30,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Reported - GAAP	$168.3	$223.9	$92.0	$167.4	$1.50	$2.67
Impacts: Expense (Income)
Spin restructuring	—	(3.8)	—	(2.4)	—	(0.04)
Acquisition and integration costs (1)	50.9	9.2	38.4	4.7	0.63	0.07
Acquisition withholding tax (2)	—	—	6.0	—	0.10	—
Gain on acquisition foreign currency contracts	(9.9)	—	(7.2)	—	(0.12)	—
Gain on sale of real estate	(4.6)	(16.9)	(3.5)	(16.5)	(0.06)	(0.26)
One-time impact of the new U.S. tax legislation	—	—	30.6	—	0.50	—
Adjusted - Non-GAAP (4)	$204.7	$212.4	$156.3	$153.2	$2.55	$2.44
Weighted average shares - Diluted					61.4	62.8
(1) The quarter and nine months ended June 30, 2018 includes $3.4 and $6.3, respectively, of Spectrum acquisition debt commitment fees recorded to interest expense. The quarter and nine months ended June 30, 2017, includes $0.9 and $1.1, respectively, recorded to COGS and $3.3 of expense recorded in Other items, net from our 2016 auto care acquisition. All other acquisition and integration costs were recorded in SG&A.
(2) This represents the $0.5 and $6.0 of tax withholding expense related to anticipated cash movement to fund the Spectrum acquisition for the three and nine months ended June 30, 2018, respectively.
(3) The effective tax rate for the quarters ended June 30, 2018 and 2017 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.4% and 24.8%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was expense of $1.9 and $3.2, respectively, for the quarters ended June 30, 2018 and 2017.
(4) The effective tax rate for the nine months ended June 30, 2018 and 2017 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 23.6% and 27.9%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $27.9 and expense of $2.7, respectively, for the nine months ended June 30, 2018 and 2017.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended June 30, 2018
Total Net Sales	Q3	% Chg	Nine Months	% Chg
Net sales - FY '17	$372.0		$1,290.6
Organic	19.7	5.3%	32.2	2.5%
Impact of currency	1.1	0.3%	17.7	1.4%
Net sales - FY '18	$392.8	5.6%	$1,340.5	3.9%
See non-GAAP measure disclosures above.

Net sales were $392.8 for the third quarter of 2018, an increase of $20.8 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 5.3% in the third fiscal quarter due to the following items:

◦	Distribution gains across both segments and increased volumes at existing customers, primarily in North America, contributed 3.5% to the organic increase;

◦	Favorable pricing across several markets increased net sales by 1.3%;

◦	Benefits from our portfolio optimization contributed 0.8% to the organic sales increase; and

◦
Partially offsetting the increase was the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition, which negatively impacted net sales by 0.3%. This is the final quarter that the divestiture will provide a negative year over year comparative.

•	Favorable currency impacts were $1.1, or 0.3%.

Net sales for the nine months ended June 30, 2018 were $1,340.5, an increase of $49.9 as compared to the prior year comparative period driven by the following items:

•	Organic sales increased 2.5% primarily driven by:

◦	Favorable pricing across several markets increased net sales by 2.0%;

◦	Distribution gains across both segments and increased volumes at existing customers, primarily in North America, contributed 0.6% to the organic increase;

◦	Investments made for our portfolio optimization in the back half of fiscal 2017 benefited our top-line in fiscal 2018 accounting for 0.8% of the organic sales increase; and

◦
Partially offsetting the increase was lapping of storm volume from prior year of 0.3% and the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition negatively impacted net sales by 0.6%.

Gross margin percentage for the third fiscal quarter of 2018 was 44.8% and was up 230 basis points compared to prior year. Excluding prior year acquisition and integration costs of $0.9, gross margin increased 210 basis points versus the prior year primarily due to the benefit of lapping our prior year investment related to our portfolio optimization. The impact of favorable product mix and foreign currency also contributed to the increase.

Gross margin percentage for the nine months ended June 30, 2018 was up 20 basis points. Excluding prior year acquisition and integration costs of $1.1, gross margin increased 10 basis points driven by the benefit of lapping our prior year investment related to our portfolio optimization and favorable foreign currency, offset by less favorable overhead absorption and investments made in continuous improvement initiatives in the first half of the current fiscal year.

Advertising and sales promotion expense (A&P) was $22.9, or 5.8% of net sales, in the third fiscal quarter of 2018, as compared to $20.2, or 5.4% of net sales, in the prior fiscal quarter 2017. A&P was $81.1, or 6.0% of net sales, for the nine months ended June 30, 2018, as compared to $71.1, or 5.5% of net sales, in the prior year comparative period. The increase versus the quarter and nine month comparative periods was due to more normalized spending throughout fiscal 2018 while spending in fiscal 2017 was heavily weighted in the fourth quarter in support of our portfolio optimization and the launch of our improved Energizer Max offering.

Selling, general, and administrative expense (SG&A) was $111.9 in the third fiscal quarter of 2018, or 28.5% of net sales, as compared to $86.3, or 23.2% of net sales, in the prior period. Included in the third fiscal quarter of 2018 and 2017 results were acquisition and integration costs of $22.4 and $2.5, respectively. Excluding acquisition and integration costs, SG&A was $89.5, or 22.8% of net sales, as compared to $83.8, or 22.5% of net sales, in the prior year. The increase of $5.7 versus the prior year was primarily due to the timing of benefit costs and an adjustment to international customs costs.
SG&A was $315.3 for the nine months ended June 30, 2018, or 23.5% of net sales, as compared to $263.4, or 20.4% of net sales, in the prior year comparative period. Included in the nine months ended June 30, 2018 and 2017 results were acquisition and integration costs of $44.6 and $4.8, respectively. Excluding the acquisition and integration costs, SG&A was $270.7, an increase of $12.1 over the prior year SG&A of $258.6. The increase was due to current year investments in our continuous improvement initiatives to simplify, streamline and reduce costs of our business processes in addition to the timing of benefit costs. SG&A, excluding acquisition and integration costs, were 20.2% of net sales compared to 20.0% in the prior year, or essentially flat.
Research and Development (R&D) was flat at $5.2, or 1.3% of net sales, for the quarter ended June 30, 2018, as compared to $5.1, or 1.4% of net sales, in the prior year comparative period. For the nine months ended June 30, 2018, R&D was $15.9, or 1.2% of net sales, as compared to $16.0, or 1.2% of net sales in the prior year comparative period.
Interest expense was $17.7 for the third fiscal quarter of 2018, compared to $13.3 for the prior year comparative period. Interest expense was $47.6 for the nine months ended June 30, 2018, and $39.7 for the prior year comparative period. The fiscal quarter and nine months ended June 30, 2018 expense included $3.4 and $6.3, respectively, of debt commitment fees related to the Spectrum acquisition. Excluding the debt commitment fees, the current year interest expense increased $1.0 and $1.6 for the quarter and nine months ended June 30, 2018, respectively, driven by increased borrowings and increased rates on our variable debt outstanding.
Other items, net was income of $11.3 for the third fiscal quarter of 2018 compared to expense of $1.5 for the prior year third quarter. The current year income primarily reflects a $9.9 gain on foreign currency contracts. The contracts, which were entered into in June 2018, locked in the USD value of the Euro Notes related to the Spectrum acquisition and were terminated subsequent to the third fiscal quarter when the funds from the Euro Notes offering were placed into escrow on July 6, 2018. Also included in Other items, net are the impact of interest income, non-compensation related pension benefits and net revaluation gains on nonfunctional currency balance sheet exposures, slightly offset by hedge contract losses. The prior fiscal quarter expense of $1.5 includes a loss of $3.3 from the sale of a non-core promotional sales business acquired with the 2016 auto care acquisition. The remaining income primarily reflects the net impact of non-compensation related pension benefits, interest income and hedging contract gains partially offset by the net revaluation losses on nonfunctional currency balance sheet exposures.

Other items, net was income of $9.1 for the nine months ended June 30, 2018 and income of $4.3 for the prior year comparative period. The nine months ended June 30, 2018 results primarily reflect the $9.9 gain on foreign currency contracts mentioned above. In addition, the nine month results include net revaluation losses on nonfunctional currency balance sheet exposures and hedge contract losses offset by the impact of interest income and non-compensation related pension benefits. The prior period income of $4.3 reflects the net impact of non-compensation related pension benefits and interest income partially offset by net hedging contract losses and a loss of $3.3 from the sale of a non-core promotional sales business acquired with the 2016 auto care acquisition.

The effective tax rate was 45.3% as compared to 25.2% for the prior year comparative period. The current year rate includes a $30.6 million charge for the one-time impact of the new U.S. tax legislation passed in December

2017, as well as the impact of tax withholding expense of $6.0 related to anticipated cash movement to fund the Spectrum acquisition. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 23.6% as compared to 27.9% in the prior year. The decrease in the rate is driven by the U.S. tax legislation and takes into account the new statutory U.S. rate that is now effective for fiscal year 2018.

Spin Costs

There were no costs associated with the spin transaction recorded in fiscal 2018 as the project has been completed. For the nine months ended June 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the fiscal 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as a part of the spin for a gain of $1.3. The total costs incurred or allocated to Energizer for the spin were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. We do not expect any additional costs related to spin.

Segment Results

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Prior to January 1, 2018, the International segment was reported as two separate geographic reportable segments: Europe, Middle East and Africa (EMEA) and Asia Pacific. The Company changed its reporting structure to reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 7, Segments, to the unaudited Consolidated Condensed Financial Statements for the periods ended June 30, 2018.

Segment sales and Segment profit analysis for the quarter and nine months ended June 30, 2018 are presented below.

Net Sales (In millions)
Quarter and Nine Months Ended June 30, 2018

	Quarter Ended June 30, 2018		Nine Months Ended June 30, 2018
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '17	$228.6		$812.2
Organic	15.4	6.7%	28.9	3.6%
Impact of currency	(2.7)	(1.1)%	(2.6)	(0.4)%
Net Sales - FY '18	$241.3	5.6%	$838.5	3.2%

International
Net sales - FY '17	$143.4		$478.4
Organic	4.3	3.0%	3.3	0.7%
Impact of currency	3.8	2.6%	20.3	4.2%
Net Sales - FY '18	$151.5	5.6%	$502.0	4.9%

Total Net Sales
Net sales - FY '17	$372.0		$1,290.6
Organic	19.7	5.3%	32.2	2.5%
Impact of currency	1.1	0.3%	17.7	1.4%
Net Sales - FY '18	$392.8	5.6%	$1,340.5	3.9%

Results for the Quarter Ended June 30, 2018

Americas reported a net sales increase of 5.6% which was negatively impacted by foreign currency of $2.7, or 1.1%. Organic net sales increased 6.7% due primarily to distribution gains, increased volumes, favorable pricing and the favorable net impact from our portfolio optimization. These amounts were partially offset by the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition.

International reported net sales increased 5.6% positively impacted by foreign currency of $3.8, or 2.6%. Organic net sales increased 3.0% benefiting from distribution gains, pricing actions in several markets and improved product mix.

Results for the Nine Months Ended June 30, 2018

Americas reported net sales improved 3.2%, which was negatively impacted by foreign currency of $2.6, or 0.4%. Organic net sales increased 3.6% due primarily to distribution gains, increased volumes, favorable pricing and the favorable net impact of our portfolio optimization. These amounts were partially offset by retailer merchandising changes, lapping of storm volume and the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition.

International reported net sales improved 4.9%. This growth was driven by the positive impact of foreign currency of $20.3, or 4.2%. Organic net sales increased 0.7% as a result of distribution gains, pricing actions taken in several markets and improved product mix. These increases were partially offset by the first quarter impact of timing on holiday orders which shifted into the fourth quarter of fiscal 2017.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2018

	Quarter Ended June 30, 2018		Nine Months Ended June 30, 2018
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '17	$53.6		$237.2
Organic	8.9	16.6%	4.2	1.8%
Impact of currency	(2.1)	(3.9)%	(2.2)	(1.0)%
Segment Profit - FY '18	$60.4	12.7%	$239.2	0.8%

International
Segment Profit - FY '17	$25.7		$109.8
Organic	4.0	15.6%	(7.5)	(6.8)%
Impact of currency	2.9	11.2%	13.6	12.4%
Segment Profit - FY '18	$32.6	26.8%	$115.9	5.6%

Total Segment Profit
Segment Profit - FY '17	$79.3		$347.0
Organic	12.9	16.3%	(3.3)	(1.0)%
Impact of currency	0.8	1.0%	11.4	3.3%
Segment Profit - FY '18	$93.0	17.3%	$355.1	2.3%
Refer to Note 7, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2018

Global reported segment profit improved by $13.7, or 17.3%. Excluding the favorable movement in foreign currencies of $0.8, organic segment profit increased $12.9, or 16.3%, in the current fiscal period. The increase was driven by top-line growth in the quarter as well as the benefit of lapping our prior year investment related to our portfolio optimization. These increases were partially offset by higher SG&A and A&P spending in the current fiscal quarter.

Americas reported segment profit improved $6.8, or 12.7%. Exclusive of the negative impact from foreign currency of $2.1, organic segment profit increased by $8.9, or 16.6%. The increase was driven by top-line growth in the quarter slightly offset by higher A&P as spending in fiscal 2017 was heavily weighted in the fourth quarter in support of our portfolio optimization and the launch of our improved Energizer Max offering.

International reported segment profit improved $6.9, or 26.8%. Excluding the favorable movement in foreign currencies of $2.9, organic segment profit increased $4.0, or 15.6%, driven by top-line growth in the quarter.

Results for the Nine Months Ended June 30, 2018

Global reported segment profit improved by $8.1, or 2.3%. Excluding the favorable movement in foreign currencies of $11.4, organic segment profit decreased $3.3, or 1.0%, as the benefits of top-line growth and lapping of our prior year investment related to our portfolio optimization were more than offset by investments made in continuous improvement initiatives in the first half of the fiscal year and higher A&P spending versus the prior year as spending in fiscal 2017 was heavily weighted in the fourth quarter in support of our portfolio optimization and the launch of our improved Energizer Max offering.

Americas reported segment profit improved by $2.0, or 0.8%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $2.2, organic segment profit increased by $4.2, or 1.8%. The increase was driven by top-line growth as well as the lapping of our prior year investment related to our portfolio optimization, which contributed to our improved gross margin in the current year. This increase was partially offset by increased A&P spending versus the prior year as spending in fiscal 2017 was heavily weighted to the fourth quarter in support of our portfolio optimization and the launch of our improved Energizer Max offering.

International reported segment profit improved $6.1, or 5.6%, compared to the prior period. Excluding the favorable movement in foreign currencies of $13.6, organic segment profit decreased by $7.5, or 6.8% in the current fiscal period as top-line growth was more than offset by unfavorable product and customer mix and increased overhead spending due to current year investments in our continuous improvement initiatives.

General Corporate and Global Marketing Expenses

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
General corporate and other expenses	$24.7	$19.4	$71.0	$66.1
Global marketing expense	4.6	5.0	13.0	12.0
General corporate and global marketing expense	$29.3	$24.4	$84.0	$78.1
% of Net Sales	7.5%	6.6%	6.3%	6.1%

For the quarter ended June 30, 2018, general corporate and other expenses were $24.7, an increase of $5.3 as compared to the prior year comparative period. For the nine months ended June 30, 2018, general corporate and other expenses were $71.0, an increase of $4.9 as compared to the prior year. The increases were primarily due to timing of compensation costs and mark to market expense on our unfunded deferred compensation liability.

For the quarter and nine months ended June 30, 2018, respectively, global marketing expenses were $4.6 and $13.0, respectively, compared to $5.0 and $12.0 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2018, Energizer had $510.9 of cash and cash equivalents, substantially all of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of June 30, 2018, the Company had $165.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $178.3 remains available as of June 30, 2018.

The Company plans to finance the Spectrum acquisition purchase price of $2,000.0, subject to certain purchase price adjustments, through the net proceeds from the issuance of new senior notes, term loans and cash on hand. On June 21, 2018, the Company finalized the pricing of two senior note offerings due in 2026 of $500.0 at 6.375% and €650.0 at 4.625% (2026 Notes), which were issued by wholly-owned subsidiaries. The 2026 Notes priced at 100% of the principal amount and the offering closed subsequent to the quarter on July 6, 2018, with the funds held in escrow until certain conditions are met.  Interest on the 2026 Notes began to accrue in July 2018.

In connection with the closing of the Spectrum Acquisition, the Company expects to enter into a new senior secured first lien credit agreement, which would include a new 5-year $400 undrawn revolving credit facility and also provide for $1,200 of borrowings under a $200 3-year term loan A facility and $1,000 7-year term loan B facility. The borrowings are expected to bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement is expected to contain customary affirmative and restrictive covenants. The new term loans began to accrue financing fees in July 2018.

Energizer intends to use the net proceeds from the offerings of the 2026 Notes, together with borrowings under the new term loans, to fund the previously announced Spectrum acquisition, to repay the debt outstanding under its existing credit agreement, and to pay related fees, costs and expenses.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the transaction does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January 2018 to the financial adviser for services rendered on the transaction.

Operating Activities

Cash flow from operating activities was $188.0 in the nine months ended June 30, 2018, as compared to $145.6 in the prior year comparative period. The increase was primarily driven by the year over year improvement in working capital of approximately $63. Accounts receivable was the main driver of the working capital improvement as the strong operating performance in the last quarter of fiscal 2017, largely driven by hurricane activity in the U.S., as well as strong organic growth in fiscal 2018, driven by distribution gains, increased volumes, price increases and our portfolio optimization resulted in higher cash collections in the first three quarters of 2018 as compared to 2017. The improvements in working capital were partially offset by lower year over year net earnings, driven by cash costs of approximately $17 associated with the Spectrum Acquisition.

Investing Activities

Net cash used by investing activities was $11.1 and net cash from investing activities was $9.7 in nine months ended June 30, 2018 and 2017, respectively, and consisted of the following:

•	Capital expenditures of $17.2 and $17.5 in the nine months ended June 30, 2018 and 2017, respectively.

•	The current year expenditures were partially offset by proceeds from the sale of assets of $6.1 in the current quarter.

•
The prior year expenditures were fully offset by proceeds from the sale of assets of $27.2. The proceeds were primarily related to the sale of a previously closed facility in the first quarter, office space in the second quarter and land in the third quarter of the prior year.

Investing cash outflows of approximately $30 are anticipated for the full fiscal year 2018 for capital expenditures relating to maintenance, product development and cost reduction initiatives.

Financing Activities

Net cash used by financing activities was $37.9 for the nine months ended June 30, 2018 as compared to $32.7 in the prior fiscal year comparative period. For nine months ended June 30, 2018, cash used by financing activities consists of the following:

•	Net increase in debt with original maturities of 90 days or less of $70.6, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $52.3 (see below);

•	Common stock repurchases of $50.0 at an average price of $44.41 per share (see below);

•	Payments of debt with maturities greater than 90 days of $3.0;

•	Taxes paid for withheld share-based payments of $1.8; and

•	Debt issuance costs of $1.4.

For the nine months ended June 30, 2017, cash used by financing activities consisted of the following:

•	Dividends paid of $52.1;

•	Net increase in debt with original maturities of 90 days or less of $40.7, primarily related to borrowings on our Revolving Facility;

•	Common stock repurchases of $9.3;

•	Taxes paid for withheld share-based payments of $8.2;

•	Payments of debt with maturities greater than 90 days of $3.0; and

•	Debt issuance costs of $0.8.

Dividends

On November 13, 2017, the Board of Directors declared a dividend for the first quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on December 14, 2017 to shareholders on record as of November 30, 2017 and totaled $17.3.

On January 29, 2018, the Board of Directors declared a dividend for the second quarter of fiscal 2018 of $0.29 per share of common stock. The dividend was paid on March 13, 2018 to shareholders on record as of February 20, 2018 and totaled $17.3.

On April 30, 2018, the Board of Directors declared a dividend for the third quarter of fiscal 2018 or $0.29 per share of common stock. The dividend was paid on June 13, 2018 to shareholders on record as of May 21, 2018 and totaled $17.3.

In addition, dividend payments of $0.4 were made in the first nine months of 2018 related to restricted stock awards that vested during November 2017.

Subsequent to the fiscal quarter end, on July 27, 2018, the Board of Directors declared a dividend for the fourth quarter of 2018 of $0.29 per share of common stock, payable on September 12, 2018 to each shareholder of record as of the close of business August 16, 2018.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the nine months ended June 30, 2018, the Company repurchased 1,126,379 shares at an average price of $44.41 per share, or $50.0, under this authorization. There were no shares repurchased during the third quarter of fiscal 2018. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 3.3 million shares were repurchased on the open market at an average price of $42.17 under the current share repurchase authorization. At August 1, 2018, the date of this filing, 4.2 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2018 were $5.1. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at June 30, 2018 is show below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt, including current maturities	$989.0	$4.0	$8.0	$377.0	$600.0
Interest on long-term debt (1)	293.0	48.7	97.0	81.3	66.0
Notes payable	174.6	174.6	—	—	—
Operating leases	67.8	12.6	18.7	4.1	32.4
Pension plans (2)	5.0	5.0	—	—	—
Purchase obligations and other (3)	72.4	43.3	29.1	—	—
Mandatory transition tax	28.2	2.4	4.8	6.4	14.6
Total	$1,630.0	$290.6	$157.6	$468.8	$713.0

(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2018. In March 2017, Energizer entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.
(2) Globally, total expected pension contributions for the Company for fiscal year 2018 are estimated to be $11.7. The Company has made payments of $6.7 year to date. The projected payments beyond fiscal year 2018 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2018 and September 30, 2017, Energizer had an unrealized pre-tax gain of $4.1 and a loss of $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2018 levels over the next twelve months, $4.0 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2018, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2018 resulted in a gain of $8.7 and $10.0, respectively, and loss of $0.2 and $1.5 for the quarter and nine months ended June 30, 2017, respectively, and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

At June 30, 2018, included in the above, were two foreign currency derivative contracts which locked in the USD value of future Euro Notes related to the Spectrum acquisition. These contracts were entered into in June 2018 and terminated on July 6, 2018 when the funds from the Euro Notes offering were placed into escrow. At June 30, 2018, these contracts had a gain of $9.9 recorded in Other items, net.

Foreign Currency Rate Exposure

Effective July 1, 2018, the financial statements for our Argentina subsidiary will be consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what, if any, impact the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliate's balance sheet. At June 30, 2018, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Argentina affiliate under highly inflationary accounting was $6. We have not included any adjustments for highly inflationary accounting in our current results as the economy was deemed highly inflationary subsequent to the third quarter end.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At June 30, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan. In March 2017, the Company also entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

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

For the quarter ended June 30, 2018, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.20%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
On July 6, 2018, we completed the issuance of $500.0 million of 6.375% senior notes and €650.0 million of 4.625% senior notes both due 2026, with the proceeds placed into escrow pending completion of the Acquisition. We currently expect to have indebtedness in excess of $3 billion once the Acquisition is completed. Interest costs related to this debt or other debt we may incur in connection with the Acquisition will be significant. Our new indebtedness is expected to contain negative or financial covenants that would limit our operational flexibility. Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, restrict our financial and operating flexibility, or create competitive disadvantages compared to other companies with lower debt levels. This in turn may reduce our flexibility in responding to changes in our businesses and in our industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2018 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	4,151,623
May 1 - May 31	—	$—	—	4,151,623
June 1 - June 30	170	$61.09	—	4,151,623
Total	170	$61.09	—
(1) 170 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

4.1
Indenture, dated July 6, 2018, by and among Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.2	Form of 6.375% Senior Notes due 2026 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.3
Indenture, dated July 6, 2018, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.4	Form of 4.625% Senior Notes due 2026 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.1
Amendment No. 3 to Credit Agreement, dated as of June 21, 2018, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2018).

10.2
Commitment Letter, dated July 6, 2018, by and between Energizer Holdings, Inc. and Energizer Gamma Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.3
Commitment Letter, dated July 6, 2018, by and between Energizer Holdings, Inc. and Energizer Gamma Acquisition B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.4*,***	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	August 1, 2018