Form 10-K
period 2018-09-30
ENERGIZER HOLDINGS, INC.
filed 2018-11-16
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2018, the last day of the registrant's most recently completed second quarter: $3,556,096,825.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 12, 2018: 59,609,327.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 28, 2019. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2018. (Part III of Form 10-K).

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

On January 15, 2018, Energizer entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. (Spectrum) to acquire its global battery, lighting and portable power business (Spectrum battery acquisition) for a purchase price of $2.0 billion in cash, subject to certain purchase price adjustments. The transaction was subject to various conditions, including regulatory approval. The Company has received required regulatory approval, with the exception of the European Commission (EC). On November 15, 2018, we entered into an amended definitive acquisition agreement with Spectrum and proposed a remedy for consideration to the EC. The remedy set forth by Energizer includes the divestiture of the Europe-based Varta® consumer battery business, including manufacturing and distribution facilities in Germany. Based on the original purchase price, net of anticipated divestiture proceeds, the Company now expects our net purchase price to be in the range of $1.4 to $1.5 billion. Contingent upon the EC’s approval of the proposed remedy, Energizer expects to close the Spectrum battery acquisition at the beginning of calendar year 2019.

On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including Armor All®, STP®, and A/C PRO® brands, for a purchase price of $1.25 billion, subject to certain purchase price adjustments (Spectrum auto care acquisition). The purchase price is comprised of an estimated $938 million in cash and $312 million of newly-issued equity to Spectrum. The Spectrum auto care acquisition is subject to customary closing conditions, including regulatory approvals and is expected to close in the second fiscal quarter of 2019.

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

Our Reporting Segments
Operations for Energizer are managed via two major geographic reportable segments:
•Americas, which is comprised of North and Latin America; and
•International, which is comprised of Europe, Middle East and Africa (EMEA) and Asia Pacific.

Prior to January 1, 2018, the International segment was reported as two separate geographic reportable segments:
Europe, Middle East and Africa (EMEA) and Asia Pacific. The Company changed its reporting structure to reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions about resource allocation. The prior period segment information has been recast to reflect the current reportable segment structure of the Company. See Note 19, Segments, to our Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding net sales by reportable segment.
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

Energizer has a long history of innovation within our categories. Since our commercialization of the first dry-cell battery in 1893 and the first flashlight in 1899, we have been committed to developing and marketing new products to meet evolving consumer needs and consistently advancing battery technology as the universe of devices has evolved. Over the past 100+ years we have developed or brought to market:

•the first flashlight;
•the first dry cell alkaline battery;
•the first mercury-free alkaline battery; and
•Energizer Ultimate Lithium®, the world’s longest-lasting AA and AAA battery for high-tech devices.

Our product development approach is grounded in meeting the needs of consumers. In household batteries, we offer a broad portfolio of batteries that deliver long-lasting performance, reliability and quality, which we believe provide consumers the best overall experience. In addition to primary battery technology we offer consumers primary rechargeable options, as well as hearing aid and specialty batteries. This broad portfolio allows us to penetrate a wide range of markets and consumer segments.

Our innovative line of portable lighting products is designed to meet a breadth of consumer needs, from outdoor activities to emergency situations. With our experience and insight, we are bringing portable lighting solutions to market that are designed to enhance the lives of consumers worldwide.

In addition, Energizer's portfolio of innovative products also includes automotive fragrance and appearance products marketed under the Nu Finish®, Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, and Eagle One® brands.

The table below sets forth our net sales by product class for the last three fiscal years:

	For the Years Ended September 30,
(dollar amounts in millions)	2018	2017	2016
Net Sales
Batteries	$1,612.7	$1,548.2	$1,498.0
Other	185.0	207.5	136.2
Total net sales	$1,797.7	$1,755.7	$1,634.2

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

Within the auto care category, Energizer has a broad portfolio of brands, including Refresh Your Car!, Driven, California Scents, and Bahama & Co. within the auto fragrance sub-category, and Nu Finish, Scratch Doctor, LEXOL and Eagle One within the auto appearance sub-category.

We sell to our customers, which include brick and mortar retailers as well as e-commerce retailers, through a combination of a direct sales force and exclusive and non-exclusive third party distributors and wholesalers, based on our go-to-market strategy for a particular market.

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2018, only Wal-Mart Stores, Inc. accounted for ten percent or more (11.5%) of the Company's annual sales.

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

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery and portable lighting categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer and Eveready trademarks globally, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. As of September 30, 2018, the Energizer trademark was registered in 169 countries, and the Eveready trademark was registered in 143 countries, including in each case, in the United States. Additionally, the Energizer Bunny design trademark was registered in 48 countries, including in the United States, and the Mr. Energizer design trademark was registered in 69 countries and the European Union. The number of Energizer, Eveready, Energizer bunny design, and Mr. Energizer design trademarks, including related designs, slogans and sub-brands, is currently over 2,700 worldwide. In our auto care business, as of September 30, 2018, we also have the Refresh Your Car! trademark registered in 26 countries, the California Scents trademark registered in 28 countries, the Driven trademark registered in 25 countries, the Bahama & Co. trademark registered in 24 countries, the LEXOL trademark registered in 8 countries, the Eagle One trademark registered in 101 countries and the Nu Finish trademark registered in 19 countries. Each of the referenced trademarks is registered in the United States. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is currently over 400 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, lighting and automotive fragrance and appearance products, which we believe are significant to our business. As of September 30, 2018, we owned approximately 541 United States utility and design patents, which have a range of expiration dates from October 2018 to July 2037, and approximately 52 United States pending patent applications. We expect to routinely prepare additional patent applications for filing in the United States and abroad. As of September 30, 2018, we owned (directly or beneficially) approximately 606 foreign patents and approximately 41 patent applications pending in foreign countries.
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
Employees
As of September 30, 2018, we have approximately 4,000 employees, including approximately 1,300 employees based in the U.S. Roughly 30 employees are unionized, primarily at our Marietta, Ohio facility. Overall, we consider our employee relations to be good.
Governmental Regulations and Environmental Matters
Our operations are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment.

Contamination at current and former facilities as well as third-party waste disposal sites continues to be monitored.  In connection with some sites, we are in dialogue with federal or state agencies and/or private parties seeking contributions as a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act.  The amount of our ultimate liability in connection with such facilities and sites will depend on many factors, including the type and extent of contamination, whether remediation should occur, the remediation methods and technology to be used, the extent to which other parties may share liability and, in the case of waste disposal sites, the volume and toxicity of material at the site. In fiscal year 2018, we spent approximately $1 million on environmental monitoring/remedial matters. However, these costs can fluctuate from discovery of additional contamination or the imposition of further cleanup obligations.

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
Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

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

Additionally, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, we may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if its retailers significantly change its inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on its business.
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

We have been assessing volume and device trends in the battery category over the last several years, and although baseline emerging device and demographic trends combined with the stabilization of the device universe lead us to believe the long term outlook for category volume will be flat to slightly positive, there is no assurance this trend will continue.  An increasing number of devices are using built-in battery systems, particularly in developed markets, leading to potential declining volume trend in the battery category.  Additionally, there could be a negative impact on the demand for primary batteries and could put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.

Our business is currently conducted on a worldwide basis, with approximately half of our sales in fiscal year 2018 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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

Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire certain products in sufficient quantities.  Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service.  Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive.  If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented and continue to develop a robust anti-corruption compliance program applicable to our global operations to detect and prevent bribery and to comply with these and other anti-corruption laws in countries where we operate.

Our business is subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the U.S. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition. In many jurisdictions, compliance with these competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities, due to our competitive position in those jurisdictions.

Outside the U.S., our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. For example, we are subject to legal and regulatory requirements of the European Union (the EU), as well as those of EU countries where we conduct business (including the U.K., Ireland, and France), which requirements relate to, among other things, competition, product composition, packaging, labeling, advertisement and the safety of our products, as well as the health, safety and working conditions of employees.

We are subject to privacy laws in the EU, including the new regulation that became effective in May 2018, the General Data Protection Regulation (GDPR), which requires companies to meet new requirements regarding the handling of personal data, including, for example, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and onerous new obligations on service providers. The implementation of the GDPR may require substantial amendments to procedures and policies, and these changes could impact our business by increasing operational and compliance costs.

In addition, our business is subject to the U.K. Bribery Act 2010, an anti-corruption law that restricts the offer or payment of anything of value to both government officials as well as to other non-governmental persons with the intent of gaining favorable government action, business or an advantage.

All of our company’s facilities and other operations in the U.S. and elsewhere around the world are subject to various environmental protection statutes and regulations. See the risk factor entitled “We are subject to environmental laws and regulations that may expose us to significant liabilities.” below.

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

Our business is vulnerable to the availability of raw materials, our ability to forecast customer demand and our ability to manage production capacity.

Our ability to meet customer demand depends, in part, on our production capacity and on obtaining supplies, a number of which can only be obtained from a single supplier or a limited number of suppliers. A reduction or disruption in our production capacity or our supplies could delay products and fulfillment of orders and otherwise negatively impact our business.

We must accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. If we underestimate demand, we may miss delivery deadlines and sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Additionally, our production capacity could be affected by manufacturing problems. Difficulties in the production process could reduce yields or interrupt production, and, as a result, we may not be able to deliver products on time or in a cost-effective, competitive manner. Our failure to adequately manage our capacity could have a material adverse effect on our business, financial condition and results of operations.

Our ability to meet customer demand also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials. In addition, a number of our raw materials are obtained from a single supplier. Many of our suppliers must undertake a time-consuming qualification process before we can incorporate their raw materials into our production process. If we are unable to obtain materials from a qualified supplier, it can take up to a year to qualify a new supplier, assuming an alternative source of supply is available. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2018, our total aggregate outstanding indebtedness was approximately $2.5 billion, inclusive of debt held in escrow for the Spectrum battery acquisition, with $103.3 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling $6.7 million.

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

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and may have adverse effects on our existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Furthermore, if we sell a substantial number of shares of common stock in the public markets, the availability of those shares for sale could adversely affect the market price of our common stock. Such sales, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. For one or more of these transactions, we may:

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay; and

•	encounter difficulties retaining key employees of the acquired company.

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

Risks Relating to the Spectrum Battery Acquisition and Spectrum Auto Care Acquisition (Spectrum Acquisitions)

The proposed Spectrum battery acquisition may not be completed on the anticipated terms and there are uncertainties and risks to consummating the Spectrum battery acquisition.

On January 15, 2018, we entered into an agreement (Acquisition Agreement) with Spectrum to acquire its global battery, lighting and portable power business for $2.0 billion in cash, subject to purchase price adjustments. Our obligation to consummate the Spectrum battery acquisition is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions and this offering is conditioned on the substantially concurrent closing of the Spectrum battery acquisition.

If the Spectrum battery acquisition is completed, the successful integration of the acquired business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:

•
our ability to complete the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of Energizer and the acquired business and retention of key personnel;

•	our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the acquired business into Energizer; and

•	our ability to preserve customer, supplier and other important relationships of both Energizer and the acquired business and resolve potential conflicts that may arise.

We will incur substantial expenses to consummate the proposed Spectrum battery acquisition but may not realize the anticipated cost synergies and other benefits of the Spectrum battery acquisition. Given the size and significance of the Spectrum battery acquisition, we may encounter difficulties in the integration of the operations of the Acquired Business, which could adversely affect our combined business and financial performance. Any failure to realize the full benefits and synergies of the Spectrum battery acquisition could adversely impact our business, results of operation and financial condition.

We may be unable to obtain the regulatory clearances required to complete the Spectrum acquisitions or, in order to do so, we or Spectrum may be required to comply with material restrictions or satisfy material conditions.

The Spectrum acquisitions are subject to antitrust approvals in certain jurisdictions. We cannot provide any assurance that all required antitrust clearances will be obtained and what conditions will be imposed. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval. If we are required to or otherwise decide to take such actions in order to close the Spectrum acquisitions, it could be detrimental to the combined organization following the consummation of the Spectrum battery acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed Spectrum acquisitions or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the Spectrum battery acquisition. However, if certain antitrust clearances are not obtained and the Spectrum battery acquisition agreement is terminated under specified circumstances, we could be liable to Spectrum for a termination fee of $100 million.

Even if the parties receive antitrust approvals, the European Commission, the U.S. Department of Justice, the Federal Trade Commission, or other domestic or international regulatory authorities could take action under the antitrust laws to prevent or rescind the Spectrum acquisitions, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Spectrum acquisitions as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws. As of the date of this Annual Report on Form 10-K, the Spectrum battery acquisition has received antitrust clearance from the United States and Colombia and received no objections in Australia and New Zealand, and the parties continue to work toward obtaining clearance in the European Union through our proposed remedy.

We may be unable to integrate the Spectrum acquisitions successfully and realize the anticipated benefits of the Spectrum acquisitions.

The pending Spectrum acquisitions involves the combination of businesses that have operated independently. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the Spectrum acquisitions;

•
the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets of the Spectrum acquisitions' businesses in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	difficulties in retaining key management and other key employees;

•	the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the Spectrum acquisitions, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate.

Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even if we are able to integrate the businesses successfully, the anticipated benefits of the pending Spectrum acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

We may not realize the anticipated synergies, cost savings and growth opportunities from the Spectrum acquisitions.

The benefits that we expect to achieve as a result of the Spectrum acquisitions will depend, in part, on our ability to realize anticipated growth opportunities and synergies due to cost reductions, alignment of purchase terms and logistics and pricing optimization. Our success in realizing these growth opportunities and synergies, and the timing of this realization, depends on the successful integration of the business and operations of the acquired businesses. Even if we successfully integrate the acquired businesses with our existing operations, this integration may not result in the realization of the full benefits of the growth opportunities and run-rate synergies that we currently expect from this integration within the estimated three year anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, or could lose suppliers or customers if we and Spectrum fail to maintain their respective business relationships. Moreover, we expect to incur substantial one-time expenses in connection with the integration of the acquired businesses. Accordingly, the benefits from the Spectrum acquisitions may be offset by costs or delays incurred in integrating the businesses.

The acquired businesses may have liabilities that are not known to us.

The acquired businesses may have liabilities that we failed, or were unable, to discover in the course of performing Energizer’s due diligence investigations of the businesses. We cannot assure you that the indemnification available to us under the acquisition agreements in respect of the Spectrum acquisitions in connection with such agreements will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of the acquired businesses or property that we will assume upon consummation of the Spectrum acquisitions. We may learn additional information about the acquired businesses that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on Energizer’s business, financial condition and results of operations.

Purchase price accounting adjustments could adversely affect our financial results.

We will account for the completion of the Spectrum acquisitions using the purchase method of accounting. We will allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite lived intangible assets, and based on their fair values as of the date of completion of the Spectrum acquisitions record the excess, if any, of the purchase price over those fair values as goodwill. Energizer’s financial results could be adversely affected by a number of adjustments required in purchase accounting.

Our debt following the completion of the Spectrum battery acquisition will be significant and could adversely affect our business and our ability to meet our obligations, and if sufficient financing on favorable terms or other sources of capital are not available, we may be subject to significant monetary or other damages under the acquisition agreement.

In connection with the closing of the Spectrum battery acquisition, we have issued two senior notes offerings due in 2026 of $500.0 million (USD Notes) and €650.0 million (Euro Notes). In connection with the closing, we expect to enter into a new senior secured first lien credit agreement, which would include a new 5-year $400.0 million undrawn revolving credit facility and also provide for $1,200.0 million of borrowings under a $200.0 million 3-year term loan A facility and $1,000.0 million 7-year term loan B facility (New Credit Agreement). Interest costs related to these issuances, our existing debt, or other debt we may incur in connection with the Spectrum battery acquisition, including the New Credit Agreement, will be significant. Our new debt will contain negative or financial covenants that would limit our operational flexibility.

This significant amount of debt and other cash needs could have important consequences to us, including:

•
requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;

•	restrictive covenants in our debt arrangements which could limit our operations and borrowing;

•	the risk of a future credit ratings downgrade of our debt increasing future debt costs and limiting the future availability of debt financing;

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

We may need additional financing in the future, and such financing may not be available on favorable terms, or at all.

In addition to the notes and any other debt obligations we incur in connection with the Spectrum acquisitions, we may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. We may be unable to obtain desired additional financing on terms favorable to us, or at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants. Generally, to the extent that we incur additional debt, all of the risks described above in connection with our debt obligations following the Spectrum acquisitions and the related financing could increase.

Despite our high debt level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We and our subsidiaries may be able to incur substantial additional debt in the future. Although the indentures governing the USD notes and the Euro notes, our existing notes and the existing senior secured credit facility contain or will contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, none of the indentures governing the USD notes, the Euro notes or the existing notes, or the existing senior secured credit facility will prevent us from incurring obligations that do not constitute debt under those agreements. After giving effect to the Spectrum battery acquisition, we expect to have up to $400.0 million of borrowing availability under our Revolving Facility, less letters of credit of approximately $6.7 million.

We may not be able to generate sufficient cash to service all of our debt, including the notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

The ability of the USD Issuer and the EUR Issuer to make scheduled payments on their debt, including the notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Revolving Facility, will be available to us in an amount sufficient to enable the USD Issuer and EUR Issuer to pay their debt, including the notes, or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund the debt service obligations of the USD Issuer and EUR Issuer, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our debt, including the notes. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. We anticipate that the New Credit Agreement and the indenture governing the USD notes and the EUR notes will restrict our ability to dispose of assets and use the proceeds from any such disposition.

If the USD Issuer and EUR Issuer cannot make scheduled payments on their debt, the USD Issuer and EUR
Issuer will be in default and, as a result, the holders of the USD notes and the EUR notes could declare all outstanding principal and interest to be due and payable, the lenders under the Senior Credit Facilities could declare all outstanding amounts under such facilities due and payable and, with respect to the Revolving Facility, terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the Senior Credit Facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing all or a portion of your investment in the USD notes or the EUR notes. If debt of the USD Issuer or the EUR Issuer is accelerated, we may need to refinance all or a portion of our debt, including the USD notes or the EUR notes, before maturity. We cannot assure that we will be able to refinance any of our debt, including borrowings under the Senior Credit Facilities, on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

The issuance of our common stock to Spectrum under the Spectrum Auto Care Agreement will be dilutive to our shareholders.

Following the closing of the Spectrum auto care acquisition, Spectrum will own approximately 9% of the outstanding common stock of the Company. In addition, under the shareholders agreement, to be entered into upon the closing of the Spectrum auto care acquisition, the Company has agreed to file promptly 12 months after the acquisition a registration statement for Spectrum's common stock, which may be sold as soon as such registration statement is effective. The shareholders agreement will also contain certain demand and piggyback registration rights, which commence after the transfer restriction period expires.

As a result of these or other factors, the market price of our common stock could decline. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.

1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive office is in St. Louis, Missouri. Below is a list of Energizer's principal plants and facilities as of the date of filing. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.

Americas
Asheboro, NC (an owned manufacturing plant and an owned packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research facility)
Glenshaw, PA (a leased manufacturing facility)

International
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

Item 4. Mine Safety Disclosure

None.

Item 4A. Executive Officers Of The Registrant.
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of September 30, 2018. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins - President and Chief Executive Officer. Mr. Hoskins was President and Chief Executive Officer of Energizer Household Products Division, a position he held with our former parent company from April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent company, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration from Western New England University and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 57.

Timothy W. Gorman - Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Gorman joined the Company in September 2014, and has served as the Chief Financial Officer since June 8, 2017. Prior to that Mr. Gorman served in finance and accounting leadership roles for the Company, including as Vice President of Finance, Controller and Chief Accounting Officer from July 2015 until June 2017 and Vice President, Controller – Household Products of our former parent company from September 2014 to July 2015. Prior to joining the Company, Mr. Gorman worked as an independent financial consultant and in a variety of senior roles during a twenty-five year career at PepsiAmericas, Inc. (previously known as Whitman Corporation), most recently as Senior Vice President and Controller. Mr. Gorman holds a B.S. in Accounting from Indiana University. Age: 58.

Gregory T. Kinder - Executive Vice President and Chief Supply Chain Officer. Mr. Kinder has strong experience in maximizing efficiencies across end-to-end Supply Chain and the ability to leverage the scale of our company globally. He joined our former parent company in May 2013, bringing with him over 30 years of Procurement, Supply Chain, and Operations experience. He has previously worked with leading manufacturing companies and suppliers across diverse industries and geographies, including experience working and living abroad for five years in Europe and six years in Asia (Singapore and Shanghai, China). Prior to joining the Company, Mr. Kinder served as Vice President and Chief Procurement Officer at Doosan Infracore International, Inc. from 2009 to 2013. He has also served as Vice President, Global Sourcing for Modine Manufacturing Company. Mr. Kinder also held a variety of purchasing and supply chain/operations related positions over 21 years with Johnson Controls, Inc., including Vice President of Purchasing, APAC. Mr. Kinder holds a B.A. in Procurement and Materials Management and Production Operations from Bowling Green State University. Age: 57.

Mark S. LaVigne - Executive Vice President and Chief Operating Officer since 2015. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 47.

Emily K. Boss - Vice President, General Counsel. Ms. Boss brings over 25 years of experience and expertise to her role as Vice President, General Counsel. She joined our former parent company in September 2013 as Vice President and Associate General Counsel, Commercial and IP. Prior to joining the Company, Ms. Boss spent 14 years at Georgia-Pacific where she was Assistant General Counsel - Consumer Products & Intellectual Property from 2007 to 2013. Before that, she spent nine years at Diageo PLC, a beverage segment consumer packaged goods company where she last served as Vice President and Assistant General Counsel. Ms. Boss holds a J.D. from George Mason University School of Law and a B.S. in Political Science from James Madison University. Age: 56.

Sue K. Drath - Chief Human Resource Officer. In this role, Ms. Drath is responsible for Energizer's global human resources function including culture, communications, talent acquisition, rewards and development for our global colleagues. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Sue was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 48.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2018, there were approximately 8,147 shareholders of record of the Company's Common Stock.
The following table sets forth the range of market prices for the period from October 1, 2016 through September 30, 2018.

(Dollars Per Share)	FY 2018			FY 2017
	Low Price		High Price	Low Price		High Price
First Quarter	$40.64	-	$49.65	$41.97	-	$50.13
Second Quarter	$47.61	-	$64.00	$45.94	-	$56.54
Third Quarter	$52.38	-	$63.87	$47.80	-	$60.07
Fourth Quarter	$58.31	-	$65.57	$40.98	-	$48.84

The Company issued a $0.29 per share dividend in each quarter of 2018 for a total dividend of $1.16 per share and a $0.275 dividend in each fiscal quarter of 2017 for a total dividend of $1.10. The Company expects to continue to pay regular quarterly dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared at the sole discretion of the Company's Board of Directors. See Item 1A - Risk Factors - Risks Related to Our Common Stock - We cannot guarantee the timing, amount or payment of dividends or share repurchases on our common stock.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2018 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	31,487	$63.87	—	4,151,623
August 1, 2018 - August 31, 2018	250,075	$63.95	250,000	3,901,623
September 1, 2018 - September 30, 2018	175,732	$60.55	62,832	3,838,791
Total	457,294	$62.64	312,832
(1) 144,462 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises. From October 1, 2018 through November 10, 2018, an additional 554 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. 312,832 shares were repurchased on the open market during the quarter under this share repurchase authorization.

The graph below matches Energizer's cumulative 39-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/12/2015 to 9/30/2018.
These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	6/12/15	9/30/15	9/30/16	9/30/17	9/30/18
Energizer Holdings, Inc.	100.0	111.3	147.2	138.8	179.5
S&P Midcap 400	100.0	90.3	104.1	122.4	139.8
S&P Household Products	100.0	94.9	118.7	122.1	118.7

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2018, 2017, 2016, 2015 and 2014 and selected balance sheet data as of September 30, 2018, 2017, 2016, 2015, and 2014 as set forth below, from our audited Consolidated Financial Statements. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For the Years Ended September 30,
	2018	2017	2016	2015	2014
Statements of Earnings Data
Net sales	$1,797.7	$1,755.7	$1,634.2	$1,631.6	$1,840.4
Depreciation and amortization	45.1	50.2	34.3	41.8	42.2
Earnings/(loss) before income taxes	175.2	273.3	165.7	(0.7)	215.2
Income taxes	81.7	71.8	38.0	3.3	57.9
Net earnings/(loss)	$93.5	$201.5	$127.7	$(4.0)	$157.3
Earnings/(loss) per share: (a)
Basic	$1.56	$3.27	$2.06	$(0.06)	$2.53
Diluted	$1.52	$3.22	$2.04	$(0.06)	$2.53
Average shares outstanding: (a)
Basic	59.8	61.7	61.9	62.2	62.2
Diluted	61.4	62.6	62.5	62.2	62.2
Dividend per common share (b)	$1.16	$1.10	$1.00	$0.25	$—

	At September 30,
	2018	2017	2016	2015	2014
Balance Sheet Data
Working capital (c)	$419.9	$438.2	$356.4	$610.5	$323.5
Property, plant and equipment, net	166.7	176.5	201.7	205.6	212.5
Total assets (d)	3,178.8	1,823.6	1,731.5	1,618.6	1,194.6
Long-term debt	976.1	978.5	981.7	984.3	—
Long-term debt held in escrow (e)	1,230.7	—	—	—	—

(a)
On July 1, 2015, Edgewell distributed 62.2 million shares of Energizer common stock to Edgewell shareholders in connection with its Spin-off of Energizer. Basic and diluted earnings per common share, and the average number of common shares outstanding were retrospectively restated for the number of Energizer shares outstanding immediately following this transaction.

(b)
The Company issued a $0.29 per share dividend in each quarter of 2018 for a total dividend of $1.16 per share, a $0.275 per share dividend in each quarter of 2017 for a total dividend of $1.10 per share, a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share, and a $0.25 per share dividend in the fourth quarter of 2015.

(c)	Working capital is current assets less current liabilities.

(d)	At September 30, 2018, total assets included $1.2 billion of restricted cash associated with the debt from the Spectrum battery acquisition which was funded into escrow on July 6, 2018.

(e)	This represents the debt related to the Spectrum battery acquisition which was funded into escrow on July 6, 2018.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of Energizer. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will", "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, settlement loss on pension plan termination, gains on sale of real estate, restructuring costs, spin-off related items, the one-time impact of the new U.S. tax legislation and income tax adjustments. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, global marketing expenses, R&D expenses, amortization expense, interest expense, other items, net, and charges related to acquisition and integration, settlement loss on pension plan termination, gains on sale of real estate and the spin-off have all been excluded from segment profit.

Adjusted Earnings Before Taxes, Adjusted Net Earnings and Adjusted Diluted EPS. These measures exclude the impact of the costs related to acquisition and integration, settlement loss on pension plan termination, gains on sale of real estate and the spin-off, the one-time impact of the new U.S. tax legislation and income tax adjustments.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisition. On July 2, 2018, Energizer completed the acquisition of Nu Finish and on July 1, 2016, Energizer completed its 2016 auto care acquisition. This adjustment includes the impact each acquisition's on-going operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs or the one time inventory fair value step up costs associated with the acquisitions.
Change in Argentina Operations. The Company is presenting separately all changes in sales and segment profit from our Argentina affiliate due to the designation of the economy as highly inflationary as of July 1, 2018. For presentation purposes, the Company has recast Argentina's prior period operations as well.

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

Acquisitions

On July 2, 2018, the Company acquired all of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities.

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. to acquire its global battery, lighting, and portable power business (Spectrum battery acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. The transaction was subject to various conditions, including regulatory approval. The Company has received required regulatory approval, with the exception of the European Commission (EC). On November 15, 2018, we entered into an amended definitive acquisition agreement with Spectrum and proposed a remedy for consideration to the EC. The remedy set forth by Energizer includes the divestiture of the Europe-based Varta consumer battery business, including manufacturing and distribution facilities in Germany. Based on the original purchase price, net of anticipated divestiture proceeds, the Company now expects our net purchase price to be in the range of $1,400.0 to $1,500.0. Contingent upon the EC’s approval of the proposed remedy, Energizer expects to close the Spectrum battery acquisition at the beginning of calendar year 2019.

Energizer will fund this acquisition through the net proceeds from the issuance of new senior notes maturing in 2026, term loans and cash on hand. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. The new senior notes associated with this acquisition were issued and placed into escrow on July 6, 2018.

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

The Company incurred $84.6 of pre-tax acquisition and integration costs in the twelve months ended September 30, 2018. Pre-tax acquisition and integration costs of $62.9 were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum battery acquisition as well as the closing and integration of the Nu Finish acquisition. Also included in the pre-tax acquisition costs were $41.9 of interest expense, ticking fees and debt commitment fees related to the Spectrum battery acquisition that were recorded in Interest expense.

The Company recorded a pre-tax gain in Other items, net of $15.2 on foreign currency gains related to the Spectrum battery acquisition during the twelve months ended September 30, 2018. Of the gain, $9.4 was related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Spectrum battery acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income in Other items, net of $5.2 earned on the Restricted cash funds held in escrow associated with this acquisition during the twelve months ended September 30, 2018.

The Company incurred $6.0 of tax withholding costs in the twelve months ending September 30, 2018, related to the cash movement to fund the Spectrum battery acquisition, which were recorded in Income tax provision.

On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including Armor All, STP, and A/C PRO brands, for a purchase price of $1,250.0, subject to certain purchase price adjustments (Spectrum auto care acquisition). The purchase price is comprised of an estimated $938 in cash and $312 of newly-issued equity to Spectrum. Energizer has obtained financing commitments to provide up to $1,100.0 in credit facilities. Energizer may replace a portion of the committed financing with the sale of notes and up to $500.0 of additional equity or equity linked capital, subject to capital and other market conditions. The Spectrum auto care acquisition is subject to customary closing conditions, including regulatory approvals and is expected to close in the second fiscal quarter of 2019.

On July 1, 2016, the Company completed an acquisition of a leading designer and marketer of automotive fragrance and appearance products (2016 auto care acquisition). We have completed the integration of this business. During the year ended September 30, 2017, the Company incurred $8.4 of acquisition and integration costs. Total acquisition and integration related costs associated with the 2016 auto care acquisition were $27.7.

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

Energizer has a long history of innovation within our categories. Since our commercialization of the first dry-cell battery in 1893 and the first flashlight in 1899, we have been committed to developing and marketing new products to meet evolving consumer needs and consistently advancing battery technology as the universe of devices powered by batteries has evolved. Over the past 100+ years we have developed or brought to market:

•the first flashlight;
•the first dry cell alkaline battery;
•the first mercury-free alkaline battery; and
•Energizer Ultimate Lithium®, the world’s longest-lasting AA and AAA battery for high-tech devices.

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

Through our global supply chain, global manufacturing footprint and seasoned commercial organization, we seek to meet diverse customer demands within each of the markets we serve. Energizer distributes its portfolio of batteries, lighting and auto care products through a global sales force and global distributor model. We sell our products in multiple retail and business-to-business channels, including: mass merchandisers, club, electronics, food, home improvement, dollar store, auto, drug, hardware, e-commerce, convenience, sporting goods, hobby/craft, office, industrial, medical and catalog.

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

In addition, Energizer's portfolio of innovative products also includes automotive fragrance and appearance products marketed under the Nu Finish®, Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, and Eagle One® brands.

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

Financial Results

Net earnings for the fiscal year ended September 30, 2018 was $93.5, or $1.52 per diluted share, compared to net earnings of $201.5, or $3.22 per diluted share, and net earnings of $127.7, or $2.04 per diluted share, for the fiscal years ended September 30, 2017 and 2016, respectively.

Earnings before income taxes, net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to acquisition and integration costs, settlement loss on pension plan termination, gain on sale of real estate, restructuring costs, the spin-off transaction, the one-time impact of the new U.S. Tax Legislation, and income tax adjustments as described in the tables below. The impact of these items on reported earnings before income taxes, reported net earnings and reported EPS are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For The Years Ended September 30,
	Earnings Before Income Taxes			Net Earnings			Diluted EPS
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Reported - GAAP	$175.2	$273.3	$165.7	$93.5	$201.5	$127.7	$1.52	$3.22	$2.04
Impacts: Expense (Income)
Acquisition and integration (1)	84.6	8.4	19.3	61.6	4.2	14.0	1.00	0.06	0.22
Acquisition withholding tax (2)	—	—	—	6.0	—	—	0.10	—	—
Settlement loss on Canadian pension plan termination (3)	14.1	—	—	10.4	—	—	0.17	—	—
Gain on sale of real estate	(4.6)	(16.9)	—	(3.5)	(16.5)	—	(0.06)	(0.26)	—
Restructuring (4)	—	—	4.9	—	—	3.1	—	—	0.05
Spin costs (5)	—	—	10.4	—	—	7.0	—	—	0.11
Spin restructuring	—	(3.8)	5.8	—	(2.4)	4.2	—	(0.04)	0.07
One-time impact of the new U.S. Tax Legislation	—	—	—	39.1	—	—	0.64	—	—
Income tax adjustments	—	—	—	—	—	(11.4)	—	—	(0.18)
Adjusted - Non-GAAP (6)	$269.3	$261.0	$206.1	$207.1	$186.8	$144.6	$3.37	$2.98	$2.31
Weighted average shares - Diluted							61.4	62.6	62.5

(1) Includes pre-tax costs of $0.2 recorded in Cost of products sold, $62.9 recorded in SG&A, $41.9 recorded in Interest expense and $20.4 in Other items, net for the year ended September 30, 2018. Includes pre-tax costs of $1.1 recorded in Cost of products sold, $4.0 recorded in SG&A, and $3.3 in Other items, net for the year ended September 30, 2017. Includes pre-tax costs of $8.1 recorded in Cost of products sold, $10.0 recorded in SG&A and $1.2 recorded in Interest expense for the year ended September 30, 2016.

(2) This represents the $6.0 of tax withholding expense related to cash movement to fund the Spectrum battery acquisition for the twelve months ended September 30, 2018 recorded in Income tax provision.

(3) Represents the actuarial losses that were previously recorded to Other comprehensive loss, and then recognized to Other items, net upon the termination of our Canadian pension plan.

(4) Includes pre-tax costs of $2.4 recorded within Cost of products sold for the year ended September 30, 2016.

(5) Includes pre-tax costs of $10.0 recorded in SG&A and $0.4 recorded in Cost of products sold for the year ended September 30, 2016.

(6) The effective tax rate for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 23.1%, 28.4%, and 29.8%, for the years ended September 30, 2018, 2017, and 2016, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was a benefit of $19.5, and expense of $2.4 and $23.5 for the twelve months ended September 30, 2018, 2017, and 2016, respectively.

Operating Results

Net Sales

	For the Years Ended September 30,
	2018	% Chg	2017	% Chg	2016
Net sales - prior year	$1,755.7		$1,634.2		$1,631.6
Organic	22.5	1.3%	49.9	3.1%	49.8
Impact of acquisitions	2.3	0.1%	83.1	5.1%	32.3
Change in Argentina operations *	(1.9)	(0.1)%	2.6	0.2%	(3.5)
International Go-to-Market	—	—%	—	—%	(14.7)
Change in Venezuela operations	—	—%	—	—%	(8.5)
Impact of currency	19.1	1.1%	(14.1)	(1.0)%	(52.8)
Net sales - current year	$1,797.7	2.4%	$1,755.7	7.4%	$1,634.2
*Prior periods have been recast to remove the Change in Argentina operations from the previously reported Organic or Impact of currency amounts for comparative purposes due to its designation as a highly inflationary economy as of July 1, 2018.

Net sales for the year ended September 30, 2018 increased 2.4%. The increase was driven by the impact of the Nu Finish acquisition on July 2, 2018 which added $2.3, or 0.1%, the increase in organic sales of $22.5, or 1.3%, as well as the favorable impact of currency of $19.1, or 1.1%. These increases were partially offset by the unfavorable change in Argentina's operations of $1.9, or 0.1%. Organic net sales increased 1.3% primarily due to:

•	Favorable pricing across several markets increased net sales by 1.5%;

•	Investments made for our portfolio optimization in the back half of fiscal 2017 benefited our top-line in fiscal 2018 accounting for 0.7% of the organic sales increase;

•	Distribution gains across both segments and increased volumes at existing customers, primarily in North America, contributed 0.4% to the organic increase; and

•
Partially offsetting the increase was lapping of storm volume from prior year of 0.9% and the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition negatively impacted net sales by 0.4%.

Net sales for the year ended September 30, 2017 increased 7.4%. The increase was driven by the impact of the 2016 auto care acquisition on July 1, 2016 which added $83.1, or 5.1%, the Change in Argentina operations of $2.6, or 0.2%, as well as the increase in organic sales of $49.9, or 3.1%. These increases were partially offset by the unfavorable impact of currency of $14.1, or 1.0%. Organic net sales increased 3.1% primarily due to:

•	The carryover benefit of new distribution and shelf space gains of approximately 2%;

•	Improved pricing across several markets of approximately 1%;

•	The impact of U.S. hurricane volume of approximately 1%;

•	Partially offset by investments made related to our portfolio optimization of approximately 1%.

For further discussion regarding net sales in each of our geographic segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

Gross profit dollars were $830.9 in fiscal 2018 versus $811.3 in fiscal 2017. The increase in gross profit dollars was due primarily to the increase in net sales mentioned earlier.

Gross margin as a percent of net sales for fiscal 2018 was 46.2%, flat compared to the prior year. Excluding acquisition and integration costs of $0.2 and $1.1 in the current and prior year, respectively, gross margin decreased 10 basis points as the net favorable currency impact for the fiscal year was fully offset by higher commodity costs.

Gross profit dollars were $811.3 in fiscal 2017 versus $712.4 in fiscal 2016. The increase in gross profit dollars was due primarily to the increase in net sales mentioned earlier and productivity initiatives implemented in the prior year.

Gross margin as a percent of net sales for fiscal 2017 was 46.2% compared to 43.6% in the prior year. Excluding the impact from the fiscal 2017 acquisition and integration costs of $1.1 and the one-time accounting adjustment of $8.1 related to the fair market value step up of the 2016 auto care acquisition inventory and spin and restructuring charges of $2.8 in fiscal 2016, gross margin percentage was 46.3% or 200 basis points above prior year. This increase was driven by cost reductions realized from continued productivity improvements, as well as the year over year benefit of lapping productivity investments recorded in the prior year, material and purchased product cost favorability, improved overhead absorption driven by the strong volume performance in the first part of the year and improved pricing. These items were partially offset by increased investments related to our portfolio optimization and the unfavorable impact of foreign currencies on our gross margin rate.

Selling, General and Administrative

SG&A expenses were $421.7 in fiscal 2018, or 23.5% of net sales as compared to $361.3, or 20.6% of net sales for fiscal 2017 and $361.4, or 22.1% of net sales for fiscal 2016. Included in SG&A in fiscal 2018 were acquisition and integration costs of $62.9. Included in SG&A in fiscal 2017 were acquisition and integration costs of $4.0 related to the 2016 auto care acquisition. Included in SG&A in fiscal 2016 were separation charges of $10.0 related to the execution of the spin-off transaction as well as $10.0 of acquisition and integration costs related to the 2016 auto care acquisition. Excluding the impacts of these items, SG&A as a percent of net sales was 20.0% in fiscal 2018 as compared to 20.4% in fiscal 2017 and 20.9% in fiscal 2016. The improved percentage comparison versus the prior years reflects the improved top-line performance due to organic sales growth, as well as cost savings from our continuous improvement initiatives and focus on managing costs.

Advertising and Sales Promotion

A&P was $112.9, down $3.2 as compared to fiscal 2017. A&P as a percent of net sales was 6.3%, 6.6% and 6.3% in fiscal years 2018, 2017 and 2016, respectively. The higher level of A&P spending in fiscal 2017 was due to slightly higher investments in support of our portfolio optimization and the launch of our improved Energizer Max offering. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

R&D expense was $22.4 in fiscal 2018, $22.0 in fiscal 2017 and $26.6 in fiscal 2016. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.2% in fiscal 2018, 1.3% in fiscal 2017 and 1.6% in fiscal 2016.

Gain on Sale of Real Estate

Gain on sale of real estate was $4.6 in fiscal 2018, and included a previously closed manufacturing facility in Asia. Gain on sale of real estate was $16.9 in fiscal 2017 and included $15.2 related to the sale of office building space in Asia and $1.7 associated with the sale of land related to a market we exited as part of our international go-to-market changes initiated after the spin.

Interest expense

Interest expense for fiscal 2018 was $98.4, as compared to fiscal 2017 expense of $53.1 and $54.3 in fiscal 2016. Interest expense for fiscal 2018 included $41.9 of interest, ticking fees and debt commitment fees related to the Spectrum battery acquisition. Excluding the interest expense related to the Spectrum battery acquisition, the current year interest expense was $56.5, an increase of $3.4 over fiscal 2017 and was driven by increased borrowings and increased rates on our variable debt outstanding. Fiscal 2016 interest expense was higher due to the inclusion of $1.2 of expense from the bridge loan associated with the 2016 auto care acquisition.

Other Items, Net

Other items, net was income of $6.6, $5.0 and $9.1 in fiscal 2018, 2017 and 2016, respectively, and is summarized below:

	For the Years Ended September 30,
	2018	2017	2016
Other items, net
Interest income	$(1.4)	$(2.0)	$(2.3)
Acquisition interest income (1)	(5.2)	—	—
Foreign currency exchange loss	8.1	4.7	0.1
Pension benefit other than service costs	(6.3)	(11.7)	(8.8)
Settlement loss on Canadian pension plan termination (2)	14.1	—	—
Acquisition foreign currency gains (3)	(15.2)	—	—
Loss on sale of promotional business (4)	—	3.3	—
Other	(0.7)	0.7	1.9
Total Other items, net	$(6.6)	$(5.0)	$(9.1)
(1) Represents the interest income earned on the restricted cash held for the Spectrum battery acquisition.

(2) Represents the actuarial losses that were previously recorded to Other comprehensive income, and then recognized to Other items, net upon the termination of our Canadian pension plan.

(3) Gain includes $9.4 related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Spectrum battery acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD funds held in our European Euro functional entity.

(4) Represents the loss on the sale of a non-core promotional sales business acquired with the 2016 auto care acquisition.

Income Taxes

For fiscal 2018, the effective tax rate was 46.6%. The current year rate includes a $39.1 charge for the one-time impact of the Tax Cuts and Jobs Act (the Tax Act) passed in December 2017, as well as the impact of $6.0 related to tax withholding expense for cash movement to fund the Spectrum battery acquisition. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal 2018 was 23.1%. The decrease in the current year is driven primarily by the lower statutory U.S. rate that is now effective for fiscal 2018 brought about by the Tax Act passed at the end of the calendar year 2017. Our U.S. federal statutory rate will be further reduced from 24.5% in fiscal 2018 to 21% for fiscal year 2019.

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

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. All spin activity is complete and we do not expect any further costs related to the Spin-off.

No spin costs were incurred in the period ending September 30, 2018. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

2013 Restructuring

In November 2012, Edgewell's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to Edgewell's management to determine the final actions with respect to this plan (2013 restructuring project). For the twelve months ended September 30, 2016, Energizer recorded $2.5 in pre-tax restructuring charges related to the 2013 restructuring project. Restructuring charges were reflected on a separate line in the Consolidated Statements of Earnings and Comprehensive Income.

The 2013 restructuring project was completed in fiscal 2016 and the full amount of savings are now included within our run-rate cost structure. Energizer estimates that total project savings exceeded $218. The primary impacts of savings were reflected in improved gross margin and lower overhead expenses. Savings related to the 2013 restructuring project were fully realized as of June 30, 2015.

Argentina Hyperinflation

Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what continuing impact the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliates balance sheet.

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

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with spin and restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2018	% Chg	2017	% Chg	2016
Americas
Net sales - prior year	$1,111.8		$1,002.0		$956.4
Organic	20.5	1.8%	34.1	3.4%	42.7
International Go-to-Market	—	—%	—	—%	(2.0)
Change in Venezuela results	—	—%	—	—%	(8.5)
Impact of acquisitions	2.2	0.2%	74.2	7.4%	29.3
Change in Argentina operations *	(1.9)	(0.2)%	2.6	0.3%	(3.5)
Impact of currency	3.0	0.3%	(1.1)	(0.1)%	(12.4)
Net sales - current year	$1,135.6	2.1%	$1,111.8	11.0%	$1,002.0
International
Net sales - prior year	$643.9		$632.2		$675.2
Organic	2.0	0.3%	15.8	2.5%	7.1
International Go-to-Market	—	—%	—	—%	(12.7)
Impact of acquisitions	0.1	—%	8.9	1.4%	3.0
Impact of currency	16.1	2.5%	(13.0)	(2.0)%	(40.4)
Net sales - current year	$662.1	2.8%	$643.9	1.9%	$632.2
Total Net Sales
Net sales - prior year	$1,755.7		$1,634.2		$1,631.6
Organic	22.5	1.3%	49.9	3.1%	49.8
International Go-to-Market	—	—%	—	—%	(14.7)
Change in Venezuela results	—	—%	—	—%	(8.5)
Impact of acquisitions	2.3	0.1%	83.1	5.1%	32.3
Change in Argentina operations *	(1.9)	(0.1)%	2.6	0.2%	(3.5)
Impact of currency	19.1	1.1%	(14.1)	(1.0)%	(52.8)
Net sales - current year	$1,797.7	2.4%	$1,755.7	7.4%	$1,634.2
* Prior periods have been recast to remove the impact of Argentina operations from the previously reported Organic or Impact of currency amounts for comparative purposes due to its designation as a highly inflationary economy as of July 1, 2018.

Total net sales for the twelve months ended September 30, 2018 increased 2.4%, including organic sales increase of $22.5, or 1.3%, sales related to the Nu Finish acquisition of $2.3, or 0.1%, and the favorable impact of currency of $19.1, or 1.1%. These increases were offset by a $1.9 decrease due to our Argentina operations, which were deemed to be highly inflationary. Segment sales results for the twelve months ended September 30, 2018 are as follows:

•
Americas net sales improved 2.1% versus the prior fiscal year, inclusive of a 0.2% decline due to our Argentina operations. The Nu Finish acquisition improved net sales by 0.2% and currency had a favorable impact on sales of 0.3%. Excluding the impact of Argentina, currency movement and the acquisition, organic net sales increased 1.8% due primarily to distribution gains, increased volumes, favorable pricing and the favorable net impact of our portfolio optimization. These amounts were partially offset by retailer merchandising changes, lower year-over-year storm volume and the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition.

•	International net sales improved 2.8% versus the prior fiscal year, inclusive of a 2.5% improvement due to favorable currency movements. Excluding the impacts of currency movements, organic net sales improved 0.3% driven primarily by pricing actions taken in several markets as well as distribution gains partially offset by the timing of holiday activity.

Net sales for the year ended September 30, 2017 increased 7.4%. The increase was driven by the impact of the 2016 auto care acquisition on July 1, 2016 which added $83.1, or 5.1%, the Change in Argentina operations of $2.6, or 0.2%, as well as the increase in organic sales of $49.9, or 3.1%. These increases were partially offset by the unfavorable impact of currency of $14.1, or 1.0%. Segment sales results for the twelve months ended September 30, 2017 are as follows:

•
Americas net sales increased 11.0% versus the prior fiscal year, inclusive of a 0.1% decline due to unfavorable currency movements. Changes in Argentina operations had a favorable impact on net sales of $2.6, or 0.3%. The 2016 auto care acquisition improved net sales by 7.4%. Excluding the impact of currency movements, Argentina and 2016 the auto care acquisition, organic net sales increased 3.4% as a result of hurricane activity in the U.S. combined with the benefits of carryover distribution and shelf space gains and strong holiday activity. Partially offsetting these gains were investments made during the third and fourth quarter related to our portfolio optimization and the divestiture of the ad specialty business, which was acquired as part of the 2016 auto care acquisition, in May 2017.

•
International net sales improved 1.9% versus the prior fiscal year, inclusive of a 2.0% decrease due to unfavorable currency movements. The 2016 auto care acquisition improved net sales by 1.4%. Excluding the impact of currency movements and the acquisition, organic net sales improved 2.5% driven primarily by improved pricing in certain markets as well as distribution gains and the timing of holiday activity. Offsetting some of the increase was competitive conditions and unfavorable mix in several markets, most notably Australia, during the first three quarters of fiscal 2017.

Segment Profit	For the Years Ended September 30,
	2018	% Chg	2017	% Chg	2016
Americas
Segment Profit - prior year	$310.0		$266.5		$255.3
Organic	13.7	4.4%	23.9	9.0%	11.3
International Go-to-Market	—	—%	—	—%	2.5
Change in Venezuela results	—	—%	—	—%	(2.5)
Impact of acquisitions	0.9	0.3%	20.4	7.7%	7.8
Change in Argentina operations *	(0.6)	(0.2)%	—	—%	0.3
Impact of currency	2.1	0.7%	(0.8)	(0.4)%	(8.2)
Segment Profit - current year	$326.1	5.2%	$310.0	16.3%	$266.5
International
Segment Profit - prior year	$143.0		$121.7		$136.2
Organic	(3.7)	(2.6)%	22.6	18.6%	13.8
International Go-to-Market	—	—%	—	—%	(0.8)
Impact of acquisitions	—	—%	5.1	4.2%	1.7
Impact of currency	10.3	7.2%	(6.4)	(5.3)%	(29.2)
Segment Profit - current year	$149.6	4.6%	$143.0	17.5%	$121.7
Total Segment Profit
Segment Profit - prior year	$453.0		$388.2		$391.5
Organic	10.0	2.2%	46.5	12.0%	25.1
International Go-to-Market	—	—%	—	—%	1.7
Change in Venezuela results	—	—%	—	—%	(2.5)
Impact of acquisitions	0.9	0.2%	25.5	6.6%	9.5
Change in Argentina operations *	(0.6)	(0.1)%	—	—%	0.3
Impact of currency	12.4	2.7%	(7.2)	(1.9)%	(37.4)
Segment Profit - current year	$475.7	5.0%	$453.0	16.7%	$388.2
* Prior periods have been recast to remove the impact of Argentina operations from the previously reported Organic or Impact of currency amounts for comparative purposes due to its designation as a highly inflationary economy as of July 1, 2018.

Refer to Note 19, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2018 was $475.7, an increase of 5.0% versus the prior fiscal year, driven by an increase of $0.9, or 0.2%, from the Nu Finish acquisition, organic segment profit increase of 2.2% and favorable movement in foreign currency which improved segment profit by $12.4, or 2.7%. These increases were partially offset by $0.6, or 0.1%, of unfavorable changes in Argentina Operations. Segment operating profit results for the twelve months ended September 30, 2018 are as follows:

•
Americas segment profit was $326.1, an increase of $16.1, or 5.2%, versus the prior fiscal year inclusive of the positive $2.1 impact of currency movements and $0.9 increase due to the Nu Finish acquisition. These increases were partially offset by $0.6 of unfavorable changes in Argentina operations. Excluding the impact of currency movements, the acquisition, and changes in Argentina operations, segment profit increased $13.7, or 4.4%. This increase was driven by top-line growth noted above as well as favorable gross margin improvement. In addition, lower A&P and Marketing & Selling expense contributed to the increased segment profit due to the higher spending in fiscal 2017 in support of our portfolio optimization and the launch of our improved Energizer Max offering.

•
International segment profit was $149.6, an increase of $6.6, or 4.6%, versus the prior fiscal year inclusive of the positive $10.3 impact of currency movements. Excluding the impact of currency movements, segment profit decreased $3.7, or 2.6%, as top-line growth was more than offset by unfavorable product and customer mix and increased overhead spending due to current year investments in our continuous improvement initiatives.

Total segment profit in fiscal 2017 was $453.0, an increase of 16.7% versus the prior fiscal year, including an increase of $25.5, or 6.6%, due to the impact of the 2016 auto care acquisition and $46.5, or 12.0%, of organic growth. This increase was partially offset by a decrease of $7.2, or 1.9%, from unfavorable foreign currency impacts. Segment operating profit results for the twelve months ended September 30, 2017 are as follows:

•
The Americas segment profit was $310.0, an increase of $43.5 or 16.3%, versus the prior fiscal year inclusive of the positive $20.4 impact of the 2016 auto care acquisition. Unfavorable foreign currency movements reduced segment profit by $0.8, or 0.4%. Excluding these items, segment profit increased $23.9, or 9.0%, driven by top-line growth noted above as well as favorable gross margin slightly offset by increased A&P spend and higher Marketing & Selling expense driven by higher net sales.

•
International segment profit was $143.0, an increase of $21.3, or 17.5%, versus the prior fiscal year inclusive of the negative $6.4 impact of currency movements. The 2016 auto care acquisition increased segment profit by $5.1, or 4.2%. Excluding these items, segment profit increased $22.6, or 18.6%, driven by top-line growth noted above, favorable gross margin and A&P, slightly offset by increased overhead spending.

GENERAL CORPORATE	For the Years Ended September 30,
	2018	2017	2016
General corporate and other expenses	$97.3	$92.5	$89.6
Global marketing expenses	19.0	21.5	19.1
Total	$116.3	$114.0	$108.7
% of net sales	6.5%	6.5%	6.7%

For fiscal 2018, general corporate expenses were $97.3, an increase of $4.8 compared to fiscal 2017 expense of $92.5. The increase in fiscal 2018 was primarily due to increased compensation costs and mark to market expense on our unfunded deferred compensation liability. For fiscal 2016, general corporate expenses were $89.6. The increase in fiscal 2017 was due to additional general corporate expenses associated with the 2016 auto care acquisition.

Global marketing expenses were $19.0 in fiscal 2018, $21.5 in fiscal 2017, and $19.1 in fiscal 2016. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2018, Energizer had $522.1 of cash and cash equivalents, 99% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a $350.0 senior secured revolving credit facility (Revolving Facility) which matures in 2020. Borrowings under the Revolving Facility will bear interest at LIBOR plus the applicable margin based on total Company leverage. As of September 30, 2018, the Company had $240.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $103.3 remains available as of September 30, 2018.

The Company plans to finance the Spectrum battery acquisition purchase price of $2,000.0, subject to certain purchase price adjustments, through the net proceeds from the issuance of new senior notes, term loans and cash on hand. On June 21, 2018, the Company finalized the pricing of two senior note offerings due in 2026 of $500.0 at 6.375% and €650.0 at 4.625% (2026 Notes), which were issued by wholly-owned subsidiaries. The 2026 Notes priced at 100% of the principal amount and the offering closed on July 6, 2018, with the funds held in escrow until certain conditions are met. Interest on the 2026 Notes began to accrue in July 2018.

In connection with the closing of the Spectrum battery acquisition, the Company expects to enter into a new senior secured first lien credit agreement, which would include a new 5-year $400.0 undrawn revolving credit facility and also provide for $1,200.0 of borrowings under a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility. The borrowings are expected to bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement is expected to contain customary affirmative and restrictive covenants. The new term loans began to accrue financing fees in July 2018.

Energizer intends to use the net proceeds from the offerings of the 2026 Notes, together with borrowings under the new term loans, to fund the Spectrum battery acquisition, to repay the debt outstanding under its existing credit agreement, and to pay related fees, costs and expenses.

The Company is also committed to pay a $100.0 termination fee to Spectrum if the Spectrum battery acquisition does not close by July 15, 2019, and all conditions precedent to the Company’s obligation to consummate the Spectrum battery acquisition have otherwise been satisfied except for one or more of the regulatory approval conditions specified in the acquisition agreement. Success fees of $11.0 are due to the financial adviser, subject to the closing of the transaction. In addition, $2.0 was paid in January 2018 to the financial adviser for services rendered on the transaction.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2018, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $228.7 in fiscal 2018, $197.2 in fiscal 2017, and $193.9 in fiscal 2016.

Cash flow from operating activities was $228.7 in fiscal 2018 as compared to $197.2 in the prior fiscal year. The increase was primarily driven by the year over year improvement in working capital of $47, driven primarily by Accounts Receivable. The strong operating performance in the last quarter of fiscal 2017, largely driven by hurricane activity in the U.S., as well as strong organic growth in fiscal 2018, driven by distribution gains, increased volumes, price increases and our portfolio optimization, resulted in higher cash collections in fiscal 2018 as compared to fiscal 2017. The improvements in working capital were partially offset by lower year over year net earnings, driven by higher cash costs associated with the Spectrum battery acquisition.

Cash flow from operating activities was $197.2 in fiscal 2017 as compared to $193.9 in the prior fiscal year. The increase in net earnings of $56.9, excluding the gain on real estate of $16.9, positively contributed to operating cash flow in the twelve month period. Year over year increases in working capital of $43.8 offset the increased net earnings. Working capital changes year over year were driven by several factors: Accounts receivable increased approximately $40 as a result of strong fourth quarter sales due primarily to hurricane activity in the U.S., distribution gains in certain international markets and timing of holiday activity. Inventory also increased approximately $43 in support of our innovation, portfolio changes and changes to our manufacturing footprint in preparation of execution during the first half of fiscal year 2018. These increases were partially offset by a decrease in accruals, primarily related to fewer payments of spin related costs in fiscal 2017 and higher accrued A&P expenses at September 30, 2017 versus the prior year.

Investing Activities

Net cash used by investing activities was $56.2 in fiscal 2018, net cash from investing activities was $2.0 in fiscal 2017, and net cash used by investing activities was $371.2 in fiscal 2016, and consisted of the following:

•	Capital expenditures were $24.2, $25.2, and $28.7 in fiscal years 2018, 2017 and 2016, respectively.

•
Proceeds from asset sales were $6.1, $27.2 and $1.5 in fiscal 2018, 2017 and 2016, respectively. The fiscal 2018 proceeds were related to the sale of a previously closed manufacturing facility and the fiscal 2017 proceeds were related to the sales of a previously closed facility, office space and land.

•	Acquisitions, net of cash acquired, were $38.1 in fiscal 2018 for the purchase of Nu Finish and $344.0 in fiscal 2016 for the purchase of the 2016 auto care business.

Investing cash outflows of approximately $30 to $35 are anticipated in fiscal 2019 for capital expenditures relating to maintenance, product development and cost reduction investments.

Financing Activities

Net cash from financing activities was $1,226.3 in 2018 and net cash used by financing activities was $106.9 and $45.4 in fiscal year 2017 and 2016, respectively. For fiscal 2018, cash flow from financing activities consists of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,259.9 representing the funds currently held in escrow for the Spectrum battery acquisition;

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (Term Loan);

•	Increase on debt with maturities of 90 days or less of $143.4 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $70.0 during fiscal 2018 (see below);

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2018 (see below);

•	Taxes paid for withheld share-based payments of $10.4; and

•	Debt issuance costs of $22.6 related the escrowed bonds for the Spectrum battery acquisition.

For fiscal 2017, cash flow used by financing activities consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (Term Loan);

•	Increase on debt with maturities of 90 days or less of $36.5 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $69.1 during fiscal 2017 (see below);

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2017 (see below);

•	Taxes paid for withheld share-based payments of $10.0; and

•	Debt issuance costs of $0.8.

For fiscal 2016, cash flow used by financing activities consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the Term Loan;

•	Increase on debt with maturities of 90 days or less of $58.9 representing the increase in notes payable and our Revolving Facility;

•	Dividends paid of $62.7 during the fiscal 2016 (see below);

•	Debt issuance costs of $1.6 primarily representing the fees paid as part of the July 1, 2016 bridge loan associated with the 2016 auto care acquisition;

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2016 (see below); and

•	Net taxes paid of $5.2 representing the liquidation of restricted stock equivalent awards (RSEAs) upon vesting.

Dividends
Total dividends declared to shareholders were $72.1 of which $70.0 were paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 12, 2018, the Board of Directors declared a dividend for the first quarter of fiscal 2019 of $0.30 per share of common stock, payable on December 13, 2018, to all shareholders of record as of the close of business on November 30, 2018.

Share Repurchases
On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 1,439,211 shares for $70.0, at an average price of $48.66 per share, 1,389,027 shares for $58.7, at an average price of $42.23 per share, and 832,971 shares for $32.6, at an average price of $39.06 per share, during the twelve months ended September 30, 2018, 2017 and 2016. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Contractual Obligations
A summary of Energizer’s contractual obligations at September 30, 2018 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$988.0	$4.0	$8.0	$376.0	$600.0
Long-term debt held in escrow	1,254.2	—	—	—	1,254.2
Interest on long-term debt (1) (2)	792.3	107.5	213.9	204.7	266.2
Notes payable	247.3	247.3	—	—	—
Operating leases	61.6	12.3	17.7	5.3	26.3
Pension plans (3)	4.8	4.8	—	—	—
Purchase obligations and other (4)	60.2	42.6	17.6	—	—
Mandatory transition tax	33.1	—	5.8	5.7	21.6
Total	$3,408.4	$418.5	$257.2	$586.0	$2,146.7

(1)
The above table is based upon the debt balance and LIBOR rate on drawn debt as of September 30, 2018. Energizer has entered into two interest rate swap agreements that fixed the variable benchmark component (LIBOR) on (1) $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% and (2) up to $400.0 of variable rate debt at an interest rate of 2.47%. At the effective date, the second swap has a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

(2)
Excluded from the above table are commitment fees associated with the unfunded Term Loans and Revolver related to the Spectrum battery acquisition. At 9/30/18, we are committed to pay approximately $5 a month until the Term Loans are funded at the closing of the Spectrum battery acquisition.

(3)	Globally, total pension contributions for the Company in the next year are estimated to be $4.8. The projected payments beyond fiscal year 2019 are not currently estimable.

(4)	Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

Accrued environmental costs at September 30, 2018 were $6.7, of which approximately $1.1 is expected to be spent during fiscal 2019. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

Critical Accounting Policies

The methods, estimates, and judgments Energizer uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Consolidated Financial Statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to accruals for consumer and trade-promotion programs, pension benefit costs, acquisition, goodwill and intangible assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, Energizer evaluates its estimates, but actual results could differ materially from those estimates.

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

Energizer offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

•
Pension Plans - The determination of the Company’s obligation and expense for pension benefits is dependent on certain assumptions developed by the Company and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made, or impacts to the obligation that are due to changes to assumptions, are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension obligations. In determining the discount rate, the Company uses the yield on high-quality bonds in conjunction with the cash flows of its plans’ estimated payouts. For the U.S. plans, which were frozen January 1, 2014 and represent the Company’s most significant obligations, we consider the Mercer Above-Mean yield curve in determining the discount rates.

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2018, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $4.6. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $48.9 at September 30, 2018.

As allowed under GAAP, the Company’s U.S. qualified pension plan's impact on earnings is determined using Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years and therefore reduces the short-term impact of market fluctuations.

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 6, Goodwill and intangible assets, of the Notes to Consolidated Financial Statements.

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

During fiscal 2018, we tested goodwill for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

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

In January 2018, the Financial Accounting Standard Board released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act (the Tax Act). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. The Company is currently refining its estimate of GILTI and will update the estimate for any additional guidance on the accounting for the effects of the GILTI provisions. The Company has not made an accounting policy election at this time.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal, and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

Recently Adopted Accounting Pronouncements

During the year ended September 30, 2018, the Company early adopted Accounting Standard Update (ASU) 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash, which was applied retroactively. This update eliminates diversity of practice and provides the requirement for the inclusion of restricted cash along with cash and cash equivalents to be reconciled in the Statement of Cash Flows. As the result of the adoption, the Company presented the $1,259.9 of restricted cash proceeds from the issuance of the escrowed debt related to the Spectrum battery acquisition as a cash flow from financing activities, which was then reconciled to the ending cash, cash equivalents and restricted cash balances as of the end of the year.

During the quarter ended March 31, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This update allows for the reclassification of stranded tax effects resulting from the the Tax Act from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is calculated as the difference between the historical and newly enacted tax rates on deferred taxes originally recorded through AOCI. The Company reclassified $20.4 of stranded tax from AOCI to Retained earnings. Tax effects unrelated to the Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

During the quarter ended December 31, 2017, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The adoption of this update resulted in $7.8 of non-compensation related pension expense, including the $14.1 loss on pension settlement, in Other items, net in the twelve months ended September 30, 2018, and a reclassification of $11.7 and $8.8 of pension benefit out of Selling, general and administrative expense and into Other items, net for the twelve months ended September 30, 2017 and 2016, respectively. All non-compensation related pension costs will be recorded in Other items, net going forward.

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

During the quarter ended December 31, 2017, the Company early adopted ASU 2016-16, Intra-entity Transfers of
Assets Other Than Inventory (ASU 2016-16). This update requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the previous guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer is recorded as a cumulative effect adjustment to retained earnings. During the quarter ended December 31, 2017, a deferred charge of $59.2 was removed from Other assets and recorded as an adjustment to retained earnings. Any future tax impacts will be recognized as incurred.

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business. This update creates a more practical definition and guidelines to determine whether a set of assets and activities is a business. This simplifies the decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets and the Company applied this definition for the Nu Finish acquisition.

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates the need to assign the fair value of a reporting unit to each of its assets and liabilities when quantifying an impairment charge. The impairment charge is now determined based on the comparison of the fair value of a reporting unit to its carrying amount. The adoption of this guidance did not impact the results of our impairment analysis this fiscal year.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date. This update is effective for Energizer beginning October 1, 2018 and will be adopted on a modified retrospective basis. The Company has completed its assessment of the new guidance against its current accounting policies and procedures, through activities that included analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. Based on its assessment, the new guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This guidance will generally be applied retrospectively and is effective for Energizer beginning October 1, 2018. This guidance will not impact the Company's current classification on the Statement of Cash Flows upon adoption in fiscal 2019.

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

On August 29, 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. This update is effective for the Company beginning October 1, 2020 with early adoption permitted. The Company plans to early adopt this guidance as of October 1, 2018 and will defer and recognize allowable implementation costs for future projects in fiscal 2019.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately half of our sales in fiscal year 2018 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2018 and 2017, Energizer had an unrealized pre-tax gain of $4.3 and a loss of $5.8, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2018 levels, over the next twelve months, $4.4 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2020.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2018 resulted in a gain of $9.3 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Included in that gain are two foreign currency derivative contracts which locked in the USD value of future Euro Notes related to the Spectrum battery acquisition. These contracts were terminated on July 6, 2018 when the funds from the Euro Notes offering were placed into escrow, resulted in a $9.4 gain recorded in Other items, net for the twelve months ended September 30, 2018.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2018 and 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan and $240.0 of outstanding borrowings on the Revolving Facility. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June of 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017, in conjunction with the Term Loan repricing, and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October
1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the year ended September 30, 2018, our weighted average interest rate on variable rate debt was 4.29%.

Argentina Currency Exposure and Hyperinflation

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what continuing impact the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliates' balance sheet.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity/(deficit), and of cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 16, 2018

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2018	2017	2016
Net sales	$1,797.7	$1,755.7	$1,634.2
Cost of products sold	966.8	944.4	921.8
Gross profit	830.9	811.3	712.4
Selling, general and administrative expense	421.7	361.3	361.4
Advertising and sales promotion expense	112.9	116.1	102.4
Research and development expense	22.4	22.0	26.6
Amortization of intangible assets	11.5	11.2	2.8
Spin restructuring	—	(3.8)	5.8
Restructuring	—	—	2.5
Gain on sale of real estate	(4.6)	(16.9)	—
Interest expense	98.4	53.1	54.3
Other items, net	(6.6)	(5.0)	(9.1)
Earnings before income taxes	175.2	273.3	165.7
Income tax provision	81.7	71.8	38.0
Net earnings	$93.5	$201.5	$127.7
Earnings Per Share
Basic net earnings per share	$1.56	$3.27	$2.06
Diluted net earnings per share	$1.52	$3.22	$2.04

Weighted average shares of common stock - Basic	59.8	61.7	61.9
Weighted average shares of common stock- Diluted	61.4	62.6	62.5

Dividend Per Common Share	$1.16	$1.10	$1.00

Statement of Comprehensive Income
Net earnings	$93.5	$201.5	$127.7
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	(20.5)	6.3	10.2
Pension activity, net of tax of $6.3 in 2018, $9.0 in 2017 and ($6.2) in 2016	22.9	20.5	(20.1)
Deferred gain/(loss) on hedging activity, net of tax of $4.4 in 2018, $1.7 in 2017 and ($3.2) in 2016	15.0	0.5	(6.9)
Total comprehensive income	$110.9	$228.8	$110.9

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$522.1	$378.0
Trade receivables, net	230.4	230.2
Inventories	323.1	317.1
Other current assets	95.5	94.9
Total current assets	1,171.1	1,020.2
Restricted cash	1,246.2	—
Property, plant and equipment, net	166.7	176.5
Goodwill	244.2	230.0
Other intangible assets, net	232.7	223.8
Deferred tax asset	36.9	47.7
Other assets	81.0	125.4
Total assets	$3,178.8	$1,823.6
Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$4.0
Notes payable	247.3	104.1
Accounts payable	228.9	219.3
Other current liabilities	271.0	254.6
Total current liabilities	751.2	582.0
Long-term debt	976.1	978.5
Long-term debt held in escrow	1,230.7	—
Other liabilities	196.3	178.0
Total liabilities	3,154.3	1,738.5
Shareholders' equity
Common stock, $0.01 par value, 62,420,421 and 62,420,421 shares
issued at 2018 and 2017, respectively	0.6	0.6
Additional paid-in capital	217.8	196.7
Retained earnings	177.3	198.7
Common stock in treasury, at cost, 2,812,320 and 1,711,858 shares
in 2018 and 2017, respectively	(129.4)	(72.1)
Accumulated other comprehensive loss	(241.8)	(238.8)
Total shareholders' equity	24.5	85.1
Total liabilities and shareholders' equity	$3,178.8	$1,823.6

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
	2018	2017	2016
Cash Flow from Operating Activities
Net earnings	$93.5	$201.5	$127.7
Adjustments to reconcile net earnings to net cash flow from operations:
Non-cash restructuring (income)/costs	—	(2.5)	4.9
Depreciation and amortization	45.1	50.2	34.3
Deferred income taxes	1.8	(4.4)	4.2
Share based compensation expense	28.2	24.3	20.4
Gain on sale of real estate	(4.6)	(16.9)	—
Mandatory transition tax	33.1	—	—
Settlement loss on the Canadian pension plan termination	14.1	—	—
Non-cash items included in income, net	7.8	6.2	13.1
Other, net	(4.7)	(28.7)	(22.0)
Changes in assets and liabilities used in operations, net of acquisitions
Increase in trade receivables, net	(1.1)	(43.7)	(4.1)
(Increase)/decrease in inventories	(12.1)	(30.7)	11.9
Decrease in other current assets	2.8	20.8	10.4
Increase in accounts payable	4.4	13.4	43.7
Increase/(decrease) in other current liabilities	20.4	7.7	(50.6)
Net cash flow from operating activities	228.7	197.2	193.9
Cash Flow from Investing Activities
Capital expenditures	(24.2)	(25.2)	(28.7)
Proceeds from sale of assets	6.1	27.2	1.5
Acquisitions, net of cash acquired	(38.1)	—	(344.0)
Net cash (used by)/from investing activities	(56.2)	2.0	(371.2)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	1,259.9	—	—
Payments on debt with maturities greater than 90 days	(4.0)	(4.0)	(3.0)
Net increase in debt with maturities 90 days or less	143.4	36.5	58.9
Dividends paid	(70.0)	(69.1)	(62.7)
Debt issuance costs	(22.6)	(0.8)	(1.6)
Common stock purchased	(70.0)	(59.5)	(31.8)
Excess tax benefits from share-based payments	—	—	1.0
Taxes paid for withheld share-based payments	(10.4)	(10.0)	(6.2)
Net cash from/(used by) financing activities	1,226.3	(106.9)	(45.4)
Effect of exchange rate changes on cash	(8.5)	(1.6)	7.9
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,390.3	90.7	(214.8)
Cash, cash equivalents, and restricted cash, beginning of period	378.0	287.3	502.1
Cash, cash equivalents, and restricted cash, end of period	$1,768.3	$378.0	$287.3

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2015	62,195	$0.6	$181.7	$6.9	$(249.3)	$—	$(60.1)
Net earnings	—	—	—	127.7	—	—	127.7
Share based payments	—	—	20.4	—	—	—	20.4
Common stock purchased	(833)	—	—	—	—	(32.6)	(32.6)
Activity under stock plans	311	—	(7.5)	—	—	2.6	(4.9)
Dividends to shareholders	—	—	—	(63.7)	—	—	(63.7)
Other comprehensive loss	—	—	—	—	(16.8)	—	(16.8)
Balance, September 30, 2016	61,673	$0.6	$194.6	$70.9	$(266.1)	$(30.0)	$(30.0)
Net earnings		—	—	201.5	—	—	201.5
Share based payments		—	24.3	—	—	—	24.3
Common stock purchased	(1,389)	—	—	—	—	(58.7)	(58.7)
Activity under stock plans	425	—	(22.2)	(4.4)	—	16.6	(10.0)
Dividends to shareholders		—	—	(69.3)	—	—	(69.3)
Other comprehensive income		—	—	—	27.3	—	27.3
Balance, September 30, 2017	60,709	$0.6	$196.7	$198.7	$(238.8)	$(72.1)	$85.1
Net earnings	—	—	—	93.5	—	—	93.5
Adoption of ASU 2016-16	—	—	—	(59.2)	—	—	(59.2)
Adoption of ASU 2018-02	—	—	—	20.4	(20.4)	—	—
Deferred compensation plan	—	—	12.0	—	—	—	12.0
Share based payments	—	—	28.2	—	—	—	28.2
Common stock purchased	(1,439)	—	—	—	—	(70.0)	(70.0)
Activity under stock plans	338	—	(19.1)	(4.0)	—	12.7	(10.4)
Dividends to shareholders	—	—	—	(72.1)	—	—	(72.1)
Other comprehensive income	—	—	—	—	17.4	—	17.4
Balance, September 30, 2018	59,608	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business – Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2016, Energizer expanded its portfolio of brands with an acquisition of a leading designer and marketer of automotive fragrance and appearance products (2016 auto care acquisition). The Company's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. On July 2, 2018, Energizer acquired the Nu Finish® and Scratch Doctor® brands to add to its automotive appearance offerings (Nu Finish acquisition).

On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum Brands Holdings, Inc. (Spectrum) to acquire its global battery, lighting, and portable power business (Spectrum battery acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. The transaction was subject to various conditions, including regulatory approval. The Company has received required regulatory approval, with the exception of the European Commission (EC). On November 15, 2018, we entered into an amended definitive acquisition agreement with Spectrum and proposed a remedy for consideration to the EC. The remedy set forth by Energizer includes the divestiture of the Europe-based Varta consumer battery business, including manufacturing and distribution facilities in Germany. Based on the original purchase price, net of anticipated divestiture proceeds, the Company now expects our net purchase price to be in the range of $1,400 to $1,500. Contingent upon the EC’s approval of the proposed remedy, Energizer expects to close the Spectrum battery acquisition at the beginning of calendar year 2019.

On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including Armor All®, STP®, and A/C PRO® brands, for a purchase price of $1,250.0, subject to certain purchase price adjustments (Spectrum auto care acquisition). The purchase price is comprised of an estimated $938 in cash and $312 of newly-issued equity to Spectrum. The Spectrum auto care acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second fiscal quarter of 2019.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2018 and 2017, Energizer had $522.1 and $378.0, respectively, in available cash, 99% and 98% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amount included in restricted cash on the Consolidated Balance Sheet represents the amounts of escrowed funds related to the Spectrum battery acquisition, which legally cannot be used for any other purpose. See additional discussion on the related debt in Note 13, Debt.

	At September 30,
	2018	2017
Cash and cash equivalents	$522.1	$378.0
Restricted cash	1,246.2	—
Total Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,768.3	$378.0

Foreign Currency Translation – Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive income in the equity section of the Consolidated Balance Sheets.

Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2018 and 2017.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2018 and 2017. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap will have a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. There were no outstanding derivative contracts for the future purchases of commodities as of September 30, 2018 and 2017.

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

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2018	2017
Trade receivables	$357.9	$360.4
Allowance for trade promotions	(123.5)	(124.4)
Allowance for returns and doubtful accounts	(4.0)	(5.8)
Trade receivables, net	$230.4	$230.2

Inventories – Inventories are valued at the lower of cost and net realizable value, with cost generally being determined using average cost or the first-in, first-out (FIFO) method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company records a reserve for excess and obsolete inventory based upon the historical usage rates, sales patterns of its products and specifically-identified obsolete inventory.

Capitalized Software Costs – Capitalized software costs are included in other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2018, 2017 and 2016, amortization expense was $7.4, $5.3 and $3.6, respectively.

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2018, 2017, and 2016 was $26.2, $33.7, and $27.9, respectively, excluding accelerated depreciation charges of $2.4 in 2016 primarily related to certain manufacturing assets including property, plant, and equipment located at the facilities that were closed or streamlined. See Note 4, Restructuring, of the Notes to the Consolidated Financial Statements.

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

Energizer offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables. Additionally, Energizer offers programs directly to consumers to promote the sale of its products. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Energizer continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $80.1, $86.2, and $65.0 for the fiscal years ended September 30, 2018, 2017, 2016, respectively.

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

In January 2018, the Financial Accounting Standard Board released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act (the Tax Act). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. The Company is currently refining its estimate of GILTI and will update the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

estimate for any additional guidance on the accounting for the effects of the GILTI provisions. The Company has not made an accounting policy election at this time.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal, and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

Share-Based Payments – The Company grants restricted stock equivalents, which generally vest over two to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award, with forfeitures recognized as they occur.

Estimated Fair Values of Financial Instruments – Certain financial instruments are required to be recorded at the estimated fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents, restricted cash, and short-term borrowings, including notes payable, are recorded at cost, which approximates estimated fair value.

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

Recently Adopted Accounting Pronouncements – During the year ended September 30, 2018, the Company early adopted Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230)- Restricted Cash, which was applied retroactively. This update eliminates diversity of practice and provides the requirement for the inclusion of restricted cash along with cash and cash equivalents to be reconciled in the Statement of Cash Flows. As the result of the adoption, the Company presented the $1,259.9 of restricted cash proceeds from the issuance of the escrowed debt related to the Spectrum battery acquisition as a cash flow from financing activities, which was then reconciled to the ending cash, cash equivalents and restricted cash balances as of the end of the year.

During the quarter ended March 31, 2018, the Company early adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). This update allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is calculated as the difference between the historical and newly enacted tax rates on deferred taxes originally recorded through AOCI. The Company reclassified $20.4 of stranded tax from AOCI to Retained earnings. Tax effects unrelated to the Tax Act are released from AOCI using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

During the quarter ended December 31, 2017, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires the service component of the net periodic pension cost to be reported in the same income statement line item as similar compensation costs, while all other pension cost components should be reported separately from the service cost component on the income statement. The adoption of this update resulted in $7.8 of non-compensation related pension expense, including the $14.1 Settlement loss on the Canadian pension plan termination, in Other items, net in the twelve months ended September 30, 2018, and a reclassification of $11.7 and $8.8 of pension benefit out of Selling, general and administrative expense and into Other items, net for the twelve months ended September 30, 2017 and 2016, respectively. All non-compensation related pension costs will be recorded in Other items, net going forward.

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

During the quarter ended December 31, 2017, the Company early adopted ASU 2016-16, Intra-entity Transfers of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Assets Other Than Inventory (ASU 2016-16). This update requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under the previous guidance, the tax effects of transfers would have been deferred until the transferred asset was sold or otherwise recovered through use. Upon adoption, any deferred charge previously established upon the intra-company transfer is recorded as a cumulative effect adjustment to retained earnings. During the quarter ended December 31, 2017, a deferred charge of $59.2 was removed from Other assets and recorded as an adjustment to retained earnings. Any future tax impacts will be recognized as incurred.

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-01, Clarifying the Definition of a Business. This update creates a more practical definition and guidelines to determine whether a set of assets and activities is a business. This simplifies the decision making process of determining whether a purchase constitutes a business combination or an acquisition of assets and the Company applied this definition for the Nu Finish acquisition.

During the quarter ended December 31, 2017, the Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates the need to assign the fair value of a reporting unit to each of its assets and liabilities when quantifying an impairment charge. The impairment charge is now determined based on the comparison of the fair value of a reporting unit to its carrying amount. The adoption of this guidance did not impact the results of our impairment analysis this fiscal year.

Recently Issued Accounting Pronouncements – On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a one-year deferral of the effective date. This update is effective for Energizer beginning October 1, 2018 and will be adopted on a modified retrospective basis. The Company has completed its assessment of the new guidance against its current accounting policies and procedures, through activities that included analysis of standard sales transactions and terms, coordination and discussion with our commercial teams and reviewing contracts with customers. Based on its assessment, the new guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is still assessing the overall impact on the Company’s disclosures.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This guidance will generally be applied retrospectively and is effective for Energizer beginning October 1, 2018. This guidance will not impact the Company's current classification on the Statement of Cash Flows upon adoption in fiscal 2019.

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

On August 29, 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. This update is effective for the Company beginning October 1, 2020 with early adoption permitted. The Company plans to early adopt this guidance as of October 1, 2018 and will defer and recognize allowable implementation costs for future projects in fiscal 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(3) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. All spin activity is complete and we do not expect any further costs related to the Spin-off.

No spin costs were incurred in the period ending September 30, 2018. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Twelve Months Ended September 30, 2017
	Americas	International	Corporate	Total
Contract termination costs	$—	$—	$(2.5)	$(2.5)
Net gain on asset sale	(1.3)	—	—	(1.3)
Total	$(1.3)	$—	$(2.5)	$(3.8)

	Twelve Months Ended September 30, 2016
	Americas	International	Corporate	Total
Severance and termination related costs	$(2.2)	$1.9	$0.5	$0.2
Non-cash asset write-down	—	0.5	—	0.5
Contract termination costs	3.7	—	—	3.7
Other exit costs	0.3	1.7	—	2.0
Net gain on asset sale	—	(0.6)	—	(0.6)
Total	$1.8	$3.5	$0.5	$5.8

The following tables represent the spin restructuring accrual activity and ending accrual balance at September 30, 2017 on the Consolidated Balance Sheet.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	September 30, 2017
Severance and termination related costs	$2.8	$—	$(2.8)	$—	$—
Contract termination costs	3.6	(2.5)	(1.1)	—	—
Net gain on asset sale	—	(1.3)	1.3	—	—
Total	$6.4	$(3.8)	$(2.6)	$—	$—

(4) Restructuring

In November 2012, Edgewell’s Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to Edgewell’s management to determine the final actions with respect to this plan (2013 restructuring project). This initiative impacted Edgewell’s Household Products and Personal Care businesses. In January 2014, Edgewell’s Board of Directors

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

authorized an expansion of scope of the previously announced 2013 restructuring project. The 2013 Restructuring project concluded as of September 30, 2016 and the charges totaled approximately $200.

No restructuring expenses were incurred in the periods ending September 30, 2018 and 2017. The pre-tax expense for charges related to the 2013 restructuring project for Energizer for the twelve months ended September 30, 2016 are noted in the tables below and were reflected in a separate line in the Consolidated Statements of Earnings and Comprehensive Income:

	Twelve Months Ended September 30, 2016
	Americas	International	Corporate	Total
Severance and related benefit costs	$0.3	$—	$—	$0.3
Consulting, program management and other exit costs	—	0.2	—	0.2
Net loss on asset sale	2.0	—	—	2.0
Total	$2.3	$0.2	$—	$2.5

The following tables summarize the activity related to the 2013 restructuring project for the twelve months ended September 30, 2017.

			Utilized
	October 1, 2016	Charge to Income	Cash	Non-Cash	September 30, 2017
Severance and termination related costs	$1.2	$—	$(1.2)	$—	$—
Other related costs	0.3	—	(0.3)	—	—
Total	$1.5	$—	$(1.5)	$—	$—

Other Activities

During the twelve months ended September 30, 2016, the Company recorded $2.4 of accelerated depreciation in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income related to the streamlining of a plant in North America. The streamlining of this plant was completed in fiscal 2016.

(5) Acquisitions

Nu Finish Acquisition - On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. This acquisition allows for the Company to expand its presence in the auto care business. The revenue in fiscal 2018 associated with the Nu Finish acquisition was $2.3 and earnings before income taxes was $0.2.

We have calculated fair values of assets and liabilities acquired for the Nu Finish acquisition based on our preliminary valuation analysis. For purposes of the allocation, the Company determined a preliminary fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The preliminary fair value adjustment for the inventory of $0.2 was recorded as expense to Cost of products sold in the fourth quarter 2018 as that inventory was sold.  The preliminary fair values of the Nu Finish acquisition's identifiable intangible assets were estimated using variations of the income approach such as the relief from royalty method and the multi-period excess earnings method.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The preliminary purchase price allocation is as follows:

Accounts receivable	$2.4
Inventory	0.9
Goodwill	14.7
Other identifiable intangible assets	21.8
Accounts payable	(1.7)
Net assets acquired	$38.1
The break out of purchased identifiable intangible assets of $21.8 is included in the table below.

	Total	Weighted Average Useful Lives
Customer relationships	$15.2	15.0 years
Trademarks	4.2	14.0 years
Proprietary formula	2.4	11.0 years
Total other intangible assets	$21.8	14.4 years

The purchase price allocation will be finalized in fiscal 2019. The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The acquired goodwill has been allocated to the Americas' reportable segment. The goodwill is deductible for tax purposes.

Spectrum Battery Acquisition - On January 15, 2018, the Company entered into a definitive acquisition agreement with Spectrum to acquire its global battery, lighting, and portable power business (Spectrum battery acquisition) for a purchase price of $2,000.0 in cash, subject to certain purchase price adjustments. The transaction was subject to various conditions, including regulatory approval. The Company has received regulatory approval in all jurisdictions with the exception of the European Commission (EC). On November 15, 2018, we entered into an amended definitive acquisition agreement with Spectrum and proposed a remedy for consideration to the EC. The remedy set forth by Energizer includes the divestiture of the Europe-based Varta consumer battery business, including manufacturing and distribution facilities in Germany. Based on the original purchase price, net of anticipated divestiture proceeds, the Company now expects our net purchase price to be in the range of $1,400.0 to $1,500.0. Contingent upon the EC’s approval of the proposed remedy, Energizer expects to close the Spectrum battery acquisition at the beginning of calendar year 2019.

Energizer will fund this acquisition through the net proceeds from the issuance of new senior notes maturing in 2026, term loans and cash on hand. In addition, Energizer intends to maintain its existing senior notes, maturing in 2025. See Note 13, Debt, for additional discussion on the new senior notes associated with this acquisition which were issued and placed into escrow on July 6, 2018.

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

The Company incurred $84.6 of pre-tax acquisition and integration costs in the twelve months ended September 30, 2018. Pre-tax acquisition and integration costs of $62.9 were recorded in SG&A and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Spectrum battery acquisition as well as the closing and integration of the Nu Finish acquisition. Also included in the pre-tax acquisition costs were $41.9 of interest expense, ticking fees and debt commitment fees related to the Spectrum battery acquisition that were recorded in Interest expense.

The Company recorded a pre-tax gain in Other items, net of $15.2 on foreign currency gains related to the Spectrum battery acquisition during the twelve months ended September 30, 2018. Of the gain, $9.4 was related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Spectrum battery acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income in Other items, net of $5.2 earned on the Restricted cash funds held in escrow associated with this acquisition during the twelve months ended September 30, 2018.

The Company incurred $6.0 of tax withholding costs in the twelve months ending September 30, 2018, related to the cash movement to fund the Spectrum battery acquisition, which were recorded in Income tax provision.

Spectrum Auto Care Acquisition - On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including Armor All, STP, and A/C PRO brands, for a purchase price of $1,250.0, subject to certain purchase price adjustments (Spectrum auto care acquisition). The purchase price is comprised of an estimated $938 in cash and $312 of newly-issued equity to Spectrum. Energizer has obtained financing commitments to provide up to $1,100.0 in credit facilities. Energizer may replace a portion of the committed financing with the sale of notes and up to $500.0 of additional equity or equity linked capital, subject to capital and other market conditions. The Spectrum auto care acquisition is subject to customary closing conditions, including regulatory approvals and is expected to close in the second fiscal quarter of 2019.

(6) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our reporting units in the fourth quarter of fiscal 2018. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2018.

The following table represents the change in the carrying amount of goodwill at September 30, 2018 and 2017:

	Americas	International	Total
Balance at September 30, 2016	$213.7	$16.0	$229.7
Cumulative translation adjustment	0.1	0.2	0.3
Balance at September 30, 2017	$213.8	$16.2	$230.0
Nu Finish acquisition	14.7	—	14.7
Cumulative translation adjustment	(0.1)	(0.4)	$(0.5)
Balance at September 30, 2018	$228.4	$15.8	$244.2

The Company had indefinite-lived intangible assets of $76.9 at September 30, 2018 and $78.3 at September 30, 2017. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

Total amortizable intangible assets at September 30, 2018 and 2017, respectively, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$44.3	$6.1	$38.2
Customer Relationships	99.6	13.4	86.2
Patents	34.5	5.7	28.8
Proprietary formulas	2.4	0.1	2.3
Non-Compete	0.5	0.2	0.3
Total Intangible Assets at September 30, 2018	$181.3	$25.5	$155.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$40.1	$3.4	$36.7
Customer Relationships	84.4	7.3	77.1
Patents	34.5	3.2	31.3
Non-Compete	0.5	0.1	0.4
Total Intangible Assets at September 30, 2017	$159.5	$14.0	$145.5

Amortizable intangible assets, with a weighted average remaining life of 12.6 years, are amortized on a straight-line basis over expected lives of 5 to 17 years. Amortization expense for intangible assets totaled $11.5, $11.2, and $2.8 for the twelve months ended September 30, 2018, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets at September 30, 2018 is: $12.7 in 2019, $12.7 in 2020, $12.7 in 2021, $12.6 in 2022, and $12.6 in 2023, and $92.5 thereafter.

(7) Income Taxes

On December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the Tax Act) was enacted into law. The Tax Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a mandatory transition tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property. As a fiscal year end taxpayer, certain provisions of the Tax Act began to impact us in fiscal year 2018, while other provisions will impact us beginning in fiscal year 2019. The corporate tax rate reduction is effective for Energizer as of January 1, 2018 and reduced our federal statutory rate to a blended rate of approximately 24.5% for fiscal year 2018 and fiscal year 2019 will be at 21%.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts (SAB 118).

As a result of the reduction of the Federal corporate income tax rate, we have remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the remeasurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was tax expense of approximately $3.

The Tax Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI). The Company is currently refining its estimate of GILTI and will update the estimate for any additional guidance on the accounting for the effects of the GILTI provisions. The Company has not made an accounting policy election at this time.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes as well as the amount of non-U.S. income tax paid on such earnings. Based on currently available information and interpretations of the law, we recorded a provisional amount for our mandatory transition tax liability, resulting in an increase in income tax expense of approximately $36. We have not yet finalized our calculation of the total post-1986 E&P and non-U.S. income tax paid on such earnings for the relevant foreign subsidiaries. Further, the mandatory transition tax is based in part on the amount of those earnings held in cash and other specified assets and foreign tax pool calculations. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal and state taxation and finalize the amounts held in cash or other specified assets.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2018, approximately $880 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $185, if all unrealized basis differences were repatriated assuming foreign cash was available to do so. As of September 30, 2018, the Company is in the process of evaluating the impact of the Tax Act on our reinvestment assertion.

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2018	2017	2016
Current:
United States - Federal	$42.5	$39.4	$9.5
State	0.1	4.2	3.0
Foreign	37.3	32.6	21.3
Total current	79.9	76.2	33.8
Deferred:
United States - Federal	4.5	(7.4)	5.5
State	(0.5)	(0.2)	(2.4)
Foreign	(2.2)	3.2	1.1
Total deferred	1.8	(4.4)	4.2
Provision for income taxes	$81.7	$71.8	$38.0

The source of pre-tax earnings was:

	For the Years Ended September 30,
	2018	2017	2016
United States	$8.7	$96.4	$40.2
Foreign	166.5	176.9	125.5
Pre-tax earnings	$175.2	$273.3	$165.7

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2018		2017		2016
Computed tax at federal statutory rate	$42.9	24.5%	$95.7	35.0%	$58.0	35.0%
State income taxes, net of federal tax benefit	0.3	0.2	2.8	1.0	1.7	1.0
Foreign tax less than the federal rate	0.7	0.4	(23.0)	(8.4)	(18.8)	(11.3)
Other taxes including repatriation of foreign earnings	2.1	1.2	2.2	0.8	5.7	3.4
Foreign tax incentives	(6.3)	(3.6)	(3.5)	(1.3)	(2.9)	(1.8)
Impact of the Tax Act	39.0	22.3	—	—	—	—
Other, net	3.0	1.6	(2.4)	(0.8)	(5.7)	(3.4)
Total	$81.7	46.6%	$71.8	26.3%	$38.0	22.9%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The Company has been granted two foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions. One incentive is set to expire in December 2019 and the second expires in March 2023.

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2018	2017
Deferred tax assets:
Accrued liabilities	$40.9	$57.3
Deferred and stock-related compensation	16.9	25.0
Tax loss carryforwards and tax credits	13.4	18.3
Intangible assets	0.6	0.8
Pension plans	12.2	24.3
Inventory differences and other tax assets	2.1	10.2
Gross deferred tax assets	86.1	135.9
Deferred tax liabilities:
Depreciation and property differences	(16.2)	(16.2)
Intangible assets	(38.1)	(65.6)
Other tax liabilities	(2.2)	(3.6)
Gross deferred tax liabilities	(56.5)	(85.4)
Valuation allowance	(12.0)	(19.3)
Net deferred tax assets	$17.6	$31.2

There were $7.5 of tax loss carryforwards that expired in fiscal 2018. Future expirations of tax loss carryforwards and tax credits, if not utilized, are $3.0 between fiscal years 2019 and 2022 at September 30, 2018. In addition, there are $4.6 of tax loss carryforwards and credits with no expiration at September 30, 2018. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2018	2017	2016
Unrecognized tax benefits, beginning of year	$9.5	$9.4	$8.5
Additions based on current year tax positions and acquisitions	1.4	1.3	0.9
Reductions for prior year tax positions	—	—	—
Settlements with taxing authorities/statute expirations	—	(1.2)	—
Unrecognized tax benefits, end of year	$10.9	$9.5	$9.4

Included in the unrecognized tax benefits noted above are $10.9 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $3.2 of interest (net of the deferred tax asset of $0.4) and penalties of $3.8 at September 30, 2018, $1.8 of interest (net of the deferred tax asset of $0.3) and penalties of $2.3 at September 30, 2017, and $1.4 of interest (net of the deferred tax asset of $0.3) and penalties of $1.5 at September 30, 2016. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where Energizer has operations. U.S. federal, state and local income tax returns for tax years ended September 30, 2015 and after remain subject to examination by the Internal Revenue Service. There are open examinations in the U.S. and at some of the foreign entities and the status of income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

(8) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance shares and deferred compensation equity plan.

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2018, 2017 and 2016:

	For the Years Ended September 30,
(in millions, except per share data)	2018	2017	2016
Net earnings	$93.5	$201.5	$127.7
Basic average shares outstanding	59.8	61.7	61.9
Effect of dilutive restricted stock equivalents	0.5	0.5	0.5
Effect of dilutive performance shares	0.9	0.4	0.1
Effect of stock based deferred compensation plan	0.2	—	—
Diluted average shares outstanding	61.4	62.6	62.5
Basic earnings per common share	$1.56	$3.27	$2.06
Diluted earnings per common share	$1.52	$3.22	$2.04

For the years ended September 30, 2018, 2017 and 2016, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock equivalents of 0.5, 0.5, and 0.5 were excluded for the years ended September 30, 2018, 2017 and 2016, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

During the current fiscal year, a portion of the Company's unfunded deferred compensation plan was modified to be paid out in shares rather than cash payment. As a result of the modification, $12.0 is now included as an equity compensation plan. This modification resulted in approximately 200,000 additional dilutive shares for the twelve months ended September 30, 2018.

(9) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2018 and 2017, the Company has 62,420,421 common stock issued and approximately 1.9 million shares were reserved for issuance under the Equity Incentive Plan and approximately 200,000 shares were reserved for issuance under the deferred compensation plan. There were no preferred stock issued or outstanding as of September 30, 2018.

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 1,439,211 shares for $70.0, at an average price of $48.66 per share, 1,389,027 shares for $58.7, at an average price of $42.23 per share, and 832,971 shares for $32.6, at an average price of $39.06 per share, during the twelve months ended September 30, 2018, 2017 and 2016. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. The Company has approximately 3.8 million shares still authorized under this authorization.

Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

For the twelve months ended September 30, 2018, total dividends declared to shareholders were $72.1, of which $70.0 was paid. For the twelve months ended September 30, 2017, total dividends declared to shareholders were $69.3, of which $69.1 was paid. For the twelve months ended September 30, 2016, total dividends declared to shareholders were $63.7 of which $62.7 was paid. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the fiscal year end, on November 12, 2018, the Board of Directors declared a dividend for the first quarter of fiscal 2019 of $0.30 per share of common stock, payable on December 13, 2018, to all shareholders of record as of the close of business on November 30, 2018.

(10) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded, and will remain in effect until June 30, 2025. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. The Plan also allowed for the conversion of Edgewell restricted stock equivalents held by Energizer employees and Board of Directors outstanding immediately prior to Spin-off, to be converted to Energizer restricted stock equivalents (RSE) upon completion of the Spin-Off. At September 30, 2018, there were 3.0 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $28.2, $24.3 and $20.4 for the years ended September 30, 2018, 2017 and 2016, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $7.8, $10.2 and $6.9 for the years ended September 30, 2018, 2017 and 2016, respectively.

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

In November 2017, the Company granted RSE awards to a group of key employees which included approximately 100,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 68,000 shares

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 238,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 476,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $44.20.

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2017	1.8	$38.72
Granted	0.7	$44.52
Vested	(0.5)	$36.74
Canceled	(0.1)	$40.23
Nonvested RSE at September 30, 2018	1.9	$41.24

As of September 30, 2018, there was an estimated $29.8 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.2 years. The weighted average estimated fair value for RSE awards granted in fiscal 2018 was $29.9. The estimated fair value of RSE awards that vested in fiscal 2018 was $29.2.

Subsequent to year-end, in November 2018, the Company granted RSE awards to a group of key employees of approximately 73,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 55,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 190,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 380,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $60.25.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.

During fiscal year 2018, the Company received approval from the Financial Services Commission of Ontario to terminate its Canadian pension plan. The Company purchased annuity contracts for its participants and transferred the liability to an insurance provider. This resulted in a plan settlement to the projected benefit obligation and plan assets of $36.9 and a settlement loss of $14.1 recorded to Other items, net on the Consolidated Statement of Earnings.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented in the following tables.

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2018	2017	2018	2017
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$525.9	$556.8	$203.5	$210.2
Service cost	—	—	0.6	1.4
Interest cost	18.7	18.3	3.9	3.4
Plan participants' contributions	—	—	—	0.1
Actuarial gain	(12.9)	(7.8)	(13.8)	(6.0)
Benefits paid	(36.8)	(39.7)	(6.4)	(8.9)
Expenses paid	—	—	—	(0.2)
Plan curtailments	—	—	—	(1.8)
Plan settlements	(0.4)	(1.7)	(41.1)	(0.5)
Foreign currency exchange rate changes	—	—	(4.1)	5.8
Projected Benefit Obligation at end of year	$494.5	$525.9	$142.6	$203.5
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$477.2	$474.7	$173.8	$159.5
Actual return on plan assets	13.2	39.8	1.6	8.2
Company contributions	2.8	4.1	7.8	10.3
Plan participants' contributions	—	—	—	0.1
Plan settlements	(0.4)	(1.7)	(41.1)	(0.5)
Benefits paid	(36.8)	(39.7)	(6.4)	(8.9)
Expenses paid	—	—	—	(0.2)
Foreign currency exchange rate changes	—	—	(4.1)	5.3
Estimated fair value of plan assets at end of year	$456.0	$477.2	$131.6	$173.8
Funded status at end of year	$(38.5)	$(48.7)	$(11.0)	$(29.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
	2018	2017	2018	2017
Amounts Recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$17.1	$4.1
Current liabilities	(2.5)	(3.0)	(0.6)	(0.6)
Noncurrent liabilities	(36.0)	(45.7)	(27.5)	(33.2)
Net amount recognized	$(38.5)	$(48.7)	$(11.0)	$(29.7)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(149.2)	$(149.7)	$(29.9)	$(57.1)
Pre-tax changes recognized in other comprehensive income for the year ended September 30, 2018 are as follows:

	U.S.	International
Changes in plan assets and benefit obligations recognized in other comprehensive income/(loss)
Net (loss)/gain arising during the year	$(4.0)	$9.1
Effect of exchange rates	—	1.0
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	4.5	17.1
Total income recognized in other comprehensive income	$0.5	$27.2

Energizer expects to contribute $2.5 to its U.S. plans and $2.3 to its International plans in fiscal 2019.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,
	U.S.	International
2019	$38.5	$5.6
2020	37.3	5.5
2021	36.9	5.8
2022	36.1	5.9
2023	36.2	5.7
2024 to 2028	168.8	30.4

The accumulated benefit obligation for the US plans was $494.5 and $525.9 and for the foreign plans was $141.2 and $202.0 at September 30, 2018 and 2017, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2018	2017	2018	2017
Projected benefit obligation	$494.5	$525.9	$66.3	$121.0
Accumulated benefit obligation	494.5	525.9	64.9	119.5
Estimated fair value of plan assets	456.0	477.2	38.2	87.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Pension plan assets in the U.S. plan represent approximately 78% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 40%, and (b) debt securities, including U.S. bonds: 60%. Actual allocations at September 30, 2018 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2018. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$0.6	$1.4	$1.2
Interest cost	18.7	18.3	22.1	3.9	3.4	4.6
Expected return on plan assets	(30.1)	(34.3)	(34.6)	(6.3)	(8.0)	(7.8)
Recognized net actuarial loss	4.4	4.8	4.3	2.0	3.4	2.1
Settlement loss on Canadian pension plan termination	—	—	—	14.1	—	—
Settlement loss recognized on other pension plans	0.1	0.5	0.5	1.0	0.2	0.8
Net periodic (benefit)/expense	$(6.9)	$(10.7)	$(7.7)	$15.3	$0.4	$0.9

The Company adopted ASU 2017-07 in the quarter ended December 31, 2017. The service cost component of the net periodic (benefit)/cost above is now recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net. In fiscal 2017 and 2016, all components of the net periodic (benefit)/cost were recorded to SG&A, other than $0.8 of settlement loss which was recorded to Spin restructuring in fiscal 2016. For fiscal 2017 and 2016, $11.7 and $8.8, respectively, of net periodic pension benefit were reclassified from SG&A to Other items, net to retroactively apply ASU 2017-07.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2019 are net actuarial losses of $4.1 for the U.S. Plan and $0.9 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2018	2017	2016	2018	2017	2016
Plan obligations:
Discount rate	4.3%	3.7%	3.4%	2.1%	2.1%	1.7%
Compensation increase rate	—%	—%	—%	2.1%	2.4%	3.2%
Net periodic benefit cost:
Discount rate	3.7%	3.4%	4.2%	2.1%	1.7%	2.8%
Expected long-term rate of return on plan assets	6.6%	7.5%	7.8%	3.8%	5.1%	5.2%
Compensation increase rate	—%	—%	—%	2.4%	3.2%	3.3%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2018 and 2017 segregated by level within the estimated fair value hierarchy. Refer to Note 14, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2018
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$67.7	$—	$67.7	$—	$1.6	$1.6
International Equity	3.1	—	3.1	—	5.9	5.9
DEBT
U.S. Government	—	270.3	270.3	—	—	—
Other Government	—	—	—	—	7.5	7.5
Corporate	—	—	—	—	13.6	13.6
CASH & CASH EQUIVALENTS	—	—	—	—	6.0	6.0
OTHER	—	2.9	2.9	—	5.9	5.9
Assets Measured at Net Asset Value
U.S. Equity			65.5			—
International Equity			46.5			41.8
Other Government			—			39.4
Corporate			—			9.9
TOTAL	$70.8	$273.2	$456.0	$—	$40.5	$131.6

	At September 30, 2017
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$87.3	$—	$87.3	$—	$1.4	$1.4
International Equity	3.7	—	3.7	—	5.7	5.7
DEBT
U.S. Government	—	216.4	216.4	—	16.2	16.2
Other Government	—	—	—	—	12.9	12.9
Corporate	—	—	—	—	10.0	10.0
CASH & CASH EQUIVALENTS	—	—	—	—	41.0	41.0
Assets measured at Net Asset Value
U.S. Equity			70.9			45.0
International Equity			98.9			29.6
Other Government			—			12.0
TOTAL	$91.0	$216.4	$477.2	$—	$87.2	$173.8

There were no Level 3 pension assets at September 30, 2018 and 2017.

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

(12) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2018, 2017 and 2016 were $5.7, $5.5, and $5.9, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income. Contributions to the remaining global plans are not significant in the aggregate.

(13) Debt

The detail of long-term debt was as follows:

	September 30,
	2018	2017
6.375% Senior Notes due 2026	$500.0	—
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	754.2	—
Total long-term debt held in escrow	1,254.2	—
Less unamortized debt discount and debt issuance fees	(23.5)	—
Total long-term debt held in escrow	$1,230.7	$—

5.50% Senior Notes due 2025	$600.0	$600.0
Senior Secured Term Loan B Facility, net of discount, due 2022	388.0	392.0
Total long-term debt, including current maturities	988.0	992.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(7.9)	(9.5)
Total long-term debt	$976.1	$978.5

On June 21, 2018, the Company finalized the pricing of two senior note offerings due in 2026 of $500.0 at 6.375% (USD Notes) and €650.0 at 4.625% (Euro Notes and collectively with the USD Notes, the 2026 Notes), which were issued by wholly-owned subsidiaries. The 2026 Notes priced at 100% of the principal amount and the offering closed on July 6, 2018. The funds are held in escrow until certain conditions are met and are recorded on the balance sheet as Restricted cash. Interest on the 2026 Notes began to accrue in July 2018. Debt issuance fees paid associated with the offering of the 2026 Notes were $22.6 during the twelve months ended September 30, 2018 and an additional $0.9 of deferred financing fees were accrued as of September 30, 2018.

If the escrow conditions (which include conditions relating to the completion of the Spectrum battery acquisition) are not satisfied on or prior to July 15, 2019 or in certain other circumstances, the 2026 Notes will be redeemed at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption.

The 2026 Notes are jointly and severally guaranteed on an unsecured basis by the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its expected new revolving credit facility and the Euro Notes will also be guaranteed by the Company.

In connection with the closing of the Spectrum battery acquisition, the Company expects to enter into a new senior secured first lien credit agreement, which would include a new 5-year $400.0 undrawn revolving credit facility and also provide for $1,200.0 of borrowings under a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility. The borrowings are expected to bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement is expected to contain customary affirmative and restrictive covenants. The new term loans began to accrue financing fees in July 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer intends to use the net proceeds from the offerings of the 2026 Notes, together with borrowings under the new term loans, to fund the Spectrum battery acquisition, to repay the debt outstanding under its existing credit agreement, and to pay related fees, costs and expenses.

The Company's $600.0 of 5.50% Senior Notes due 2025 (2025 Notes) were sold to qualified institutional buyers and are not registered under the Securities Act or applicable state securities laws. Interest is payable semi-annually on the 2025 Senior Notes in December and June. The 2025 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of Energizer's domestic restricted subsidiaries that is a borrower or guarantor under the Revolving Facility and Term Loan.

The Company has a credit agreement which provides for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which matures in June of 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which is due in June 2022. Borrowings under the Revolving Facility will bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of September 30, 2018, the Company had $240.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $103.3 remains available as of September 30, 2018. As of September 30, 2018 and 2017, our weighted average interest rate on short-term borrowings was 4.27% and 2.98%, respectively.

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

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

The notes payable balance was $247.3 at September 30, 2018 and $104.1 at September 30, 2017. The 2018 balance is comprised of $240.0 outstanding borrowings on the Revolving Facility as well as $7.3 of other borrowings, including those from foreign affiliates. The 2017 balance consists of $95.0 outstanding borrowings on the Revolving Facility as well as $9.1 of other borrowings, including those from foreign affiliates.

Debt Covenants

The credit agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2018, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt held in escrow and long-term debt, including current maturities, at September 30, 2018 were as follows: $4.0 in one year, $4.0 in two years, $4.0 in three years, $4.0 in four years, $372.0 in five years and $1,854.2 thereafter.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 11.5%, 12.1%, and 10.4% of total net sales in fiscal 2018, 2017 and 2016, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2018 and 2017, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk – Energizer uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2018 and 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2018, Energizer had variable rate debt outstanding with an original principal balance of $400.0 under the Term Loan and $240.0 of outstanding borrowings on the Revolving Facility. During fiscal year 2015, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt through June 2022 at an interest rate of 2.22% (2015 Swap). The 2015 Swap was terminated in March 2017, in conjunction with the Term Loan repricing, and was settled resulting in a $1.7 loss. In March 2017, the Company also entered into a new interest rate swap agreement with one major financial institution that continued to fix the variable

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that will fix the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

These hedging instruments were considered cash flow hedges for accounting purposes. At the time of the termination of the 2015 Swap, the $1.7 loss was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022.

At September 30, 2018 and 2017, Energizer recorded an unrecognized pre-tax gain of $7.7 and a loss of $1.3, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2018 and 2017, Energizer had an unrealized pre-tax gain of $4.3 and loss of $5.8, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2018 levels, over the next twelve months, $4.4 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020. There were 64 open foreign currency contracts at September 30, 2018, with a total notional value of $152.

Derivatives not Designated in Hedging Relationships
In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 9 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2018, with a total notional value of approximately $83.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2018 and 2017, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2018 and 2017, respectively:

	At September 30, 2018	For the Year Ended September 30, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.3	$6.3	$(3.8)
Interest rate contracts	7.7	8.4	(0.9)
Total	$12.0	$14.7	$(4.7)

	At September 30, 2017	For the Year Ended September 30, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(5.8)	$(4.3)	$0.4
Interest rate contracts	(1.3)	4.5	(2.4)
Total	$(7.1)	$0.2	$(2.0)

1.	All derivative assets are presented in Other current assets or Other assets and derivative liabilities are presented in Other current liabilities or Other liabilities.

2.	OCI is defined as other comprehensive income.

3.	Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other items, net and interest rate contracts in Interest expense.

4.	Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2018 and 2017, and the gains and losses on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2018 and 2017, respectively.

	At September 30, 2018	For the Year Ended September 30, 2018
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability(1)	Gain Recognized in Income (2) (3)
Foreign currency contracts	(0.1)	9.3

	At September 30, 2017	For the Year Ended September 30, 2017
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)
Foreign currency contracts	0.9	(1.4)

1.	All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.

2.	Gain/(loss) recognized in Income was recorded in Other items, net.

3.
Includes the gain of $9.4 on acquisition foreign currency contracts, which were entered into in June 2018, to lock in the USD value of future Euro Notes related to the Spectrum battery acquisition. These contracts were terminated when the funds from the Euro Notes offering were placed into escrow on July 6, 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.7	$(0.2)	$4.5	$1.1	$—	$1.1

Offsetting of derivative liabilities
		At September 30, 2018			At September 30, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.3)	$—	$(0.3)	$(6.4)	$0.4	$(6.0)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2018 and 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2018	2017
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(29.0)	$(41.0)
Exit lease liability	(0.6)	(0.3)
Derivatives - Foreign Currency contracts	4.2	(4.9)
Derivatives - Interest Rate Swaps	7.7	(1.3)
Total Liabilities at estimated fair value	$(17.7)	$(47.5)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2018 and 2017.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2018, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. During the fiscal 2018, a portion of the Company's unfunded deferred compensation plan was modified to be paid out in shares rather than cash payment. As a result of the modification, $12.0 is now included as an equity compensation plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2018 and 2017, the fair market value of fixed rate long-term debt was $599.2 and $615.7, respectively, compared to its carrying value of $600.0 and the fair market value of the fixed rate long term debt held in escrow at September 30, 2018 was $1,274.4 compared to its carrying value of $1,254.2. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(15) Environmental and Regulatory

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

Accrued environmental costs at September 30, 2018 were $6.7, of which $1.1 is expected to be spent during fiscal 2019. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

(16) Other Commitments and Contingencies

Total rental expense less sublease rental income for all operating leases     was $13.0, $13.8 and $13.0 in fiscal 2018, 2017 and 2016, respectively. Future minimum rental commitments under non-cancellable operating leases directly held by Energizer and in effect as of September 30, 2018, were $11.1 in fiscal 2019, $10.6 in fiscal 2020, $5.9 in fiscal 2021, $2.7 in fiscal 2022, $2.4 in fiscal 2023 and $26.3 thereafter.

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2018, the Company had approximately $60 of purchase obligations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(17) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Swap	Total
Balance at September 30, 2015	$(109.6)	$(139.8)	$3.4	$(3.3)	$(249.3)
OCI before reclassifications	10.2	(25.3)	(1.0)	(4.6)	(20.7)
Reclassifications to earnings	—	5.2	(3.1)	1.8	3.9
Balance at September 30, 2016	$(99.4)	$(159.9)	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	6.3	14.3	(3.4)	2.8	20.0
Reclassifications to earnings	—	6.2	(0.4)	1.5	7.3
Balance at September 30, 2017	$(93.1)	$(139.4)	$(4.5)	$(1.8)	$(238.8)
OCI before reclassifications	(20.5)	6.7	4.8	6.5	(2.5)
Reclassifications to earnings	—	16.2	3.0	0.7	19.9
Reclassifications to retained earnings (1)	—	(19.9)	—	(0.5)	(20.4)
Balance at September 30, 2018	$(113.6)	$(136.4)	$3.3	$4.9	$(241.8)
(1) Refer to Note 2, Summary of Significant Accounting Policies, for additional information on our adoption of ASU 2018-02.

The following table presents the reclassifications out of AOCI:

	For the Twelve Months Ended September 30,
Amount Reclassified from AOCI (1)	2018	2017	2016	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(3.8)	$0.4	$4.1	Other items, net
Interest rate swaps	(0.9)	(2.4)	(2.9)	Interest expense
	(4.7)	(2.0)	1.2	Total before tax
	1.0	0.9	0.1	Tax benefit
	$(3.7)	$(1.1)	$1.3	Net of tax
Amortization of defined benefit pension items
Actuarial losses	$(6.4)	$(8.2)	$(6.4)	(2)
Settlement loss on Canadian pension plan termination	(14.1)	—	—	(2)
Settlement losses on other plans	(1.1)	(0.7)	(1.3)	(2)
	(21.6)	(8.9)	(7.7)	Total before tax
	5.4	2.7	2.5	Tax benefit
	$(16.2)	$(6.2)	$(5.2)	Net of tax
Total reclassifications for the period	$(19.9)	$(7.3)	$(3.9)	Net of tax

1.	Amounts in parentheses indicate debits to Consolidated Statements of Earnings.

2.	These AOCI components are included in the computation of net periodic benefit cost (see Note 11, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(18) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
	2018	2017	2016
Other items, net
Interest income	$(1.4)	$(2.0)	$(2.3)
Interest income on restricted cash (1)	(5.2)	—	—
Foreign currency exchange loss	8.1	4.7	0.1
Pension benefit other than service costs (2)	(6.3)	(11.7)	(8.8)
Settlement loss on the Canadian pension plan termination (2)	14.1	—	—
Acquisition foreign currency gains (1)	(15.2)	—	—
Loss on sale of promotional business	—	3.3	—
Other	(0.7)	0.7	1.9
Total Other items, net	$(6.6)	$(5.0)	$(9.1)
(1) See Note 5, Acquisitions, for additional information on this item.
(2) See Note 11, Pension Plans, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
	2018	2017
Inventories
Raw materials and supplies	$40.0	$36.6
Work in process	86.5	84.8
Finished products	196.6	195.7
Total inventories	$323.1	$317.1
Other Current Assets
Miscellaneous receivables	$9.9	$13.7
Prepaid expenses	52.2	52.7
Value added tax collectible from customers	20.8	23.4
Other	12.6	5.1
Total other current assets	$95.5	$94.9
Property, plant and equipment
Land	$4.5	$4.6
Buildings	110.8	122.4
Machinery and equipment	696.2	697.9
Construction in progress	12.1	19.4
Total gross property	823.6	844.3
Accumulated depreciation	(656.9)	(667.8)
Total property, plant and equipment, net	$166.7	$176.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2018	2017
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$16.5	$21.8
Accrued trade promotions	39.4	51.1
Accrued salaries, vacations and incentive compensation	48.8	54.4
Income taxes payable	23.4	21.6
Other	142.9	105.7
Total other current liabilities	$271.0	$254.6
Other Liabilities
Pensions and other retirement benefits	$70.2	$87.7
Deferred compensation	29.0	41.0
Mandatory transition tax	33.1	—
Other non-current liabilities	64.0	49.3
Total other liabilities	$196.3	$178.0

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2018	2017	2016
Balance at beginning of year	$5.8	$6.9	$7.0
Provision charged to expense, net of reversals	(0.8)	(0.7)	1.2
Write-offs, less recoveries, translation, other	(1.0)	(0.4)	(1.3)
Balance at end of year	$4.0	$5.8	$6.9

	For the Years Ended September 30,
Income Tax Valuation Allowance	2018	2017	2016
Balance at beginning of year	$19.3	$19.7	$13.6
Provision charged to expense, net of reversals	(7.3)	1.3	5.8
Translation, other	—	(1.7)	0.3
Balance at end of year	$12.0	$19.3	$19.7

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2018	2017	2016
Interest paid	$54.3	$51.0	$51.4
Income taxes paid, net	46.2	40.2	63.6

(19) Segments

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with spin and restructuring initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

	For the Years Ended September 30,
Net Sales	2018	2017	2016
Americas	$1,135.6	$1,111.8	$1,002.0
International	662.1	643.9	632.2
Total net sales	$1,797.7	$1,755.7	$1,634.2
Segment Profit
Americas	326.1	310.0	266.5
International	149.6	143.0	121.7
Total segment profit	$475.7	$453.0	$388.2
General corporate and other expenses (1)	(97.3)	(92.5)	(89.6)
Global marketing expenses	(19.0)	(21.5)	(19.1)
Research and development expense	(22.4)	(22.0)	(26.6)
Amortization of intangible assets	(11.5)	(11.2)	(2.8)
Restructuring (2)	—	—	(4.9)
Acquisition and integration costs (3)	(84.6)	(8.4)	(19.3)
Spin costs (4)	—	—	(10.4)
Spin restructuring	—	3.8	(5.8)
Settlement loss on Canadian pension plan termination (5)	(14.1)	—	—
Gain on sale of real estate	4.6	16.9	—
Interest expense (6)	(56.5)	(53.1)	(53.1)
Other items, net (1)(7)	0.3	8.3	9.1
Total earnings before income taxes	$175.2	$273.3	$165.7

Depreciation and Amortization
Americas	21.2	23.1	18.8
International	12.4	15.9	12.7
Total segment depreciation and amortization	33.6	39.0	31.5
Corporate	11.5	11.2	2.8
Total depreciation and amortization	$45.1	$50.2	$34.3
(1) As a result of the adoption of ASU 2017-07 in 2018, an $11.7 and $8.8 benefit was reclassified from SG&A to Other items, net for the twelve months ended September 30, 2017 and 2016, respectively, on the Consolidated Statements of Earnings and Comprehensive Income.
(2) Includes $2.4 for the twelve months ended September 30, 2016 which is included in Cost of products sold (COGS) on the Consolidated Statements of Earnings and Comprehensive Income.
(3) Includes $62.9, $4.0 and $10.0 for the twelve months ended September 30, 2018, 2017 and 2016, respectively, recorded in SG&A, $0.2, $1.1 and $8.1 for the twelve months ended September 30, 2018, 2017 and 2016, respectively, recorded in COGS, $41.9 and $1.2 for the twelve months ended September 30, 2018 and 2016, respectively, recorded in Interest expense, and a benefit of $20.4 and expense of $3.3 recorded in Other items, net for the twelve months ended September 30, 2018 and 2017, respectively, on the Consolidated Statement of Earnings and Comprehensive Income.
(4) Includes $10.0 for the twelve months ended September 30, 2016 which was included in SG&A and $0.4 for the twelve months ended September 30, 2016 included in COGS in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(5) Included in Other items, net in the Consolidated Statements of Earnings and Comprehensive Income.
(6) The amount for the twelve months ended September 30, 2018 and 2016 on the Consolidated Statements of Earnings and Comprehensive Income included $41.9 and $1.2 of expense, respectively, which has been reclassified to Acquisition and integration costs from Interest expense for purposes of the reconciliation above.
(7) The amount for the twelve months ended September 30, 2018 and 2017 on the Consolidated Statements of Earnings and Comprehensive Income included a gain of $20.4 and expense of $3.3, respectively, which has been reclassified to Acquisition and integration costs from Other items, net for purposes of the reconciliation above.

Corporate assets shown in the following table include all restricted cash related to the Spectrum battery acquisition, financial instruments, deferred tax assets and deferred charges that are managed outside of operating segments.

	September 30,
Total Assets	2018	2017
Americas	$504.2	$533.9
International	851.5	698.2
Total segment assets	$1,355.7	$1,232.1
Corporate	1,346.3	137.7
Goodwill and other intangible assets, net	476.8	453.8
Total assets	$3,178.8	$1,823.6

	September 30,
Long-Lived Assets	2018	2017
United States	$123.0	$186.4
Singapore	69.9	64.9
Other International	91.7	98.3
Total long-lived assets excluding restricted cash, goodwill and intangibles	$284.6	$349.6

	For the Years Ended September 30,
Capital Expenditures	2018	2017	2016
Americas	$16.2	$17.4	$18.3
International	8.0	7.8	10.4
Total segment capital expenditures	$24.2	$25.2	$28.7

Geographic segment information for the years ended September 30 was as follows:

	For the Years Ended September 30,
Net Sales to Customers	2018	2017	2016
United States	$935.8	$923.0	$824.1
International	861.9	832.7	810.1
Total net sales	$1,797.7	$1,755.7	$1,634.2

Supplemental product information is presented below for net sales for the years ended September 30:

	For the Years Ended September 30,
Net Sales	2018	2017	2016
Batteries	$1,612.7	$1,548.2	$1,498.0
Other	185.0	207.5	136.2
Total net sales	$1,797.7	$1,755.7	$1,634.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Quarterly Financial Information - (Unaudited)

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

Fiscal 2018	First	Second	Third	Fourth
Net sales	$573.3	$374.4	$392.8	$457.2
Gross profit	278.3	168.5	176.1	208.0
Net earnings	60.4	7.8	23.8	1.5
Earnings per share:
Basic	$1.00	$0.13	$0.40	$0.03
Diluted	$0.98	$0.13	$0.39	$0.02

Items decreasing/(increasing) net earnings:
Acquisition and integration costs	4.1	14.1	13.0	30.4
Acquisition withholding tax	—	5.5	0.5	—
Gain on sale of real estate	—	—	(3.5)	—
Settlement loss on Canadian pension plan termination	—	—	—	10.4
One-time impact of the new U.S. Tax Legislation	31.0	0.2	(0.6)	8.5

Fiscal 2017	First	Second	Third	Fourth
Net sales	$559.6	$359.0	$372.0	$465.1
Gross profit	271.6	167.9	158.0	213.8
Net earnings	95.6	46.9	24.9	34.1
Earnings per share:
Basic	$1.55	$0.76	$0.40	$0.56
Diluted	$1.52	$0.75	$0.40	$0.55

Items (increasing)/decreasing net earnings:

Spin restructuring	(1.0)	(1.4)	—	—
Acquisition and integration costs	0.5	1.1	3.1	(0.5)
Gain on sale of real estate	—	(15.2)	(1.3)	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2018.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed with this report:

1.	Financial statements included as part of this document as Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2018, 2017 and 2016.

•	Consolidated Balance Sheets -- at September 30, 2018 and 2017.

•	Consolidated Statements of Cash Flows -- for years ended September 30, 2018, 2017 and 2016.

•	Consolidated Statements of Shareholders’ Equity/(Deficit) -- at September 30, 2018, 2017 and 2016.

•	Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

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

2.8**
Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

2.9**
Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

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

4.2	Form of 5.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on form 8-K filed June 2, 2015).

4.3
Indenture, dated July 16, 2018, by and among Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 9, 2018).

4.4	Form of 6.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.5
Indenture, dated July 6, 2018, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.6	Form of 4.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.1***	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2***	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3
Credit Agreement dated June 30, 2015 by and among Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.), each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2015).

10.4
Incremental Term Loan Amendment No. 1, dated as of May 24, 2016, by and among the Company, the Loan Parties party thereto, JPMorgan Chase Bank, N.A., Citigroup Global Markets, Inc., and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

10.5
Amendment No. 2 to the Credit Agreement, dated as of July 8, 2016, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 3, 2018).

10.6
Amendment No. 3 to Credit Agreement, dated as of June 21, 2018, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2018).

10.7
Refinancing Amendment No. 1 to the Credit Agreement, dated as of March 16, 2017, by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2017).

10.8
Amended and Restated Commitment Letter, dated February 7, 2018, by and among Energizer Holdings, Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Standard Chartered Bank, Toronto-Dominion Bank, New York Branch, and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 2, 2018).

10.9
Commitment Letter, dated July 6, 2018, by and between Energizer Holdings, Inc. and Energizer Gamma Acquisition, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.10
Commitment Letter, dated July 6, 2018, by and between Energizer Holdings, Inc. and Energizer Gamma Acquisition B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 9, 2018).

10.11
Commitment Letter, dated as of November 15, 2018, by and among Energizer Holdings, Inc., Barclays Bank PLC, Citigroup Global Markets Inc., Citibank, N.A., Citicorp USA, Inc. Citicorp North America, Inc. and/or any of their affiliates, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

10.12
Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.13
Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.15***	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.16***	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.17***
Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.18***	Form of Change of Control Employment Agreement with certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.19***	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.20***	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.21***	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 10-Q filed August 1, 2018).

10.22***	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.23***	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on form 10-K filed November 14, 2017).

10.24***	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on form 10-K filed November 14, 2017).

10.25*,***	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan.

10.26***
Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.27***
Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.28*, ***	Form of Performance Restricted Stock Equivalent Award Agreement for 2018 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan.

10.29***
Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed November 15, 2016).
.

10.30***
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
Date: November 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Alan R. Hoskins
Alan R. Hoskins (principal executive officer)	President, Chief Executive Officer and Director
/s/ Timothy W. Gorman
Timothy W. Gorman (principal financial officer and principal accounting officer)	Executive Vice President and Chief Financial Officer
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Patrick J. Moore
Patrick J. Moore	Director
/s/ Nneka Rimmer
Nneka Rimmer	Director
/s/ Robert V. Vitale
Robert V. Vitale	Director
Date: November 16, 2018