Form 10-Q
period 2018-12-31
ENERGIZER HOLDINGS, INC.
filed 2019-02-05
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 1, 2019: 69,874,672.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended December 31,
	2018	2017
Net sales	$571.9	$573.3
Cost of products sold	296.4	295.0
Gross profit	275.5	278.3

Selling, general and administrative expense	104.6	99.2
Advertising and sales promotion expense	40.9	37.3
Research and development expense	5.5	5.3
Amortization of intangible assets	3.2	2.8
Interest expense	48.2	13.4
Other items, net	(16.9)	1.3
Earnings before income taxes	90.0	119.0
Income tax provision	19.2	58.6
Net earnings	$70.8	$60.4

Basic net earnings per share	$1.19	$1.00
Diluted net earnings per share	$1.16	$0.98

Weighted average shares of common stock - Basic	59.7	60.2
Weighted average shares of common stock - Diluted	61.0	61.5

Statements of Comprehensive Income:
Net earnings	$70.8	$60.4
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(3.7)	7.4
Pension activity, net of tax of $0.3 and $0.5, respectively.	1.1	1.2
Deferred (loss)/gain on hedging activity, net of tax of ($1.0) and $1.1, respectively.	(3.3)	2.5
Total comprehensive income	$64.9	$71.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2018	September 30, 2018
Current assets
Cash and cash equivalents	$607.3	$522.1
Trade receivables, less allowance for doubtful accounts of $3.9 and $4.0, respectively	216.0	230.4
Inventories	290.2	323.1
Other current assets	95.3	95.5
Total current assets	1,208.8	1,171.1
Restricted cash	2,456.5	1,246.2
Property, plant and equipment, net	162.6	166.7
Goodwill	244.0	244.2
Other intangible assets, net	229.3	232.7
Deferred tax asset	35.1	36.9
Other assets	79.8	81.0
Total assets	$4,416.1	$3,178.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$64.0	$4.0
Notes payable	275.1	247.3
Accounts payable	231.6	228.9
Other current liabilities	261.3	271.0
Total current liabilities	832.0	751.2
Long-term debt	975.4	976.1
Long-term debt held in escrow	2,346.2	1,230.7
Other liabilities	192.1	196.3
Total liabilities	4,345.7	3,154.3
Shareholders' equity
Common stock	0.6	0.6
Additional paid-in capital	208.2	217.8
Retained earnings	226.1	177.3
Treasury stock	(116.8)	(129.4)
Accumulated other comprehensive loss	(247.7)	(241.8)
Total shareholders' equity	70.4	24.5
Total liabilities and shareholders' equity	$4,416.1	$3,178.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2018	2017
Cash Flow from Operating Activities
Net earnings	$70.8	$60.4
Depreciation and amortization	11.6	12.0
Deferred income taxes	2.3	12.2
Share-based compensation expense	6.5	6.7
Mandatory transition tax	1.5	30.0
Non-cash items included in income, net	(9.1)	3.0
Other, net	(2.6)	0.1
Changes in current assets and liabilities used in operations	37.9	16.6
Net cash from operating activities	118.9	141.0

Cash Flow from Investing Activities
Capital expenditures	(4.8)	(5.5)
Proceeds from sale of assets	0.1	—
Net cash used by investing activities	(4.7)	(5.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,200.0	—
Payments on debt with maturities greater than 90 days	(1.0)	(1.0)
Net increase in debt with original maturities of 90 days or less	28.0	6.5
Debt issuance costs	(16.5)	—
Dividends paid	(19.8)	(17.6)
Common stock purchased	—	(50.0)
Taxes paid for withheld share-based payments	(7.1)	(1.8)
Net cash from/(used by) financing activities	1,183.6	(63.9)

Effect of exchange rate changes on cash	(2.3)	4.7

Net increase in cash, cash equivalents, and restricted cash	1,295.5	76.3
Cash, cash equivalents, and restricted cash, beginning of period	1,768.3	378.0
Cash, cash equivalents, and restricted cash, end of period	$3,063.8	$454.3

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(In millions - Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity/(Deficit)
September 30, 2018	59,608	$0.6	$217.8	$177.3	$(129.4)	$(241.8)	$24.5
Net earnings	—	—	—	70.8	—	—	70.8
Share based payments	—	—	6.5	—	—	—	6.5
Activity under stock plans	290	—	(16.1)	(3.6)	12.6	—	(7.1)
Dividends to shareholders ($0.30 per share)	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	(5.9)	(5.9)
December 31, 2018	59,898	$0.6	$208.2	$226.1	$(116.8)	$(247.7)	$70.4

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
September 30, 2017	60,709	$0.6	$196.7	$198.7	$(72.1)	$(238.8)	$85.1
Net earnings	—	—	—	60.4	—	—	60.4
Adoption of ASU 2016-16	—	—	—	(59.2)	—	—	(59.2)
Share based payments	—	—	6.7	—	—	—	6.7
Common stock purchased	(1,126)	—	—	—	(50.0)	—	(50.0)
Activity under stock plans	91	—	(4.8)	(0.8)	3.8	—	(1.8)
Dividends to shareholders ($0.29 per share)	—	—	—	(18.7)	—	—	(18.7)
Other comprehensive income	—	—	—	—	—	11.1	11.1
December 31, 2017	59,674	$0.6	$198.6	$180.4	$(118.3)	$(227.7)	$33.6

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

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed Consolidated Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2018 included in the Annual Report on Form 10-K dated November 16, 2018.

Recently Adopted Accounting Pronouncements - Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis for all contracts as of the effective date. This guidance provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. There was no material impact to retained earnings as a result of the adoption. See Note 2, Revenue Recognition, for additional discussion.

Effective October 1, 2018, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company will defer and recognize allowable implementation costs for future projects. Capitalized implementation costs were not material for the quarter ended December 31, 2018.

Effective October 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. The Company has determined that this new guidance has no immediate impact on the Company's consolidated financial position, results of operations or cash flows.
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
(2) Revenue Recognition

Effective for the Company October 1, 2018, ASU 2014-09, Revenue from Contracts with Customers, introduced a five-step model for revenue recognition. In this new model, each contract should be reviewed and analyzed to determine its performance obligations, items affecting the transaction price, how to allocate the transaction price to the performance obligations and when to recognize revenue. The Company performed a review of its contracts and accounting policies considering the new revenue model. Through this review the Company determined that there was no material impact to our financial statements. The Company's revenue recognition policy, controls and processes have been updated to align with the new revenue recognition model.
Nature of Our Business
The Company, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance and appearance products. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. We sell to our customers through a combination of a direct sales force and exclusive and non-exclusive third-party distributors and wholesalers.

Our Americas segment sales are comprised of North America and Latin America market groups. North America sales are generally through large retailers with nationally or regionally recognized brands. Latin America sales are generally through distributors or sales by wholesalers or small retailers who may not have national or regional presence.

Our International segment sales are comprised of modern trade, developing and distributor market groups. Modern trade, which is most prevalent in Western Europe and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. Developing markets generally include sales by wholesalers or small retailers who may not have a national or regional presence. Distributors are utilized in other markets where the Company does not have a direct sales force.

Each market's determination is based on the predominant customer type or sales strategy utilized in the market.

Supplemental product and market information is presented below for revenues from external customers:

	For the Quarter Ended December 31,
Net Sales	2018	2017
Batteries	$524.3	$524.5
Other	47.6	48.8
Total Net Sales	$571.9	$573.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarter Ended December 31,
	2018	2017
Net Sales
North America	$341.0	$335.0
Latin America	32.5	38.1
Americas	373.5	373.1
Modern Markets	127.4	130.0
Developing Markets	49.7	46.6
Distributors Markets	21.3	23.6
International	198.4	200.2
Total Net Sales	$571.9	$573.3
When Performance Obligations are Satisfied
The Company’s revenue is primarily generated from the sale of finished product to customers. Sales predominantly contain a single delivery element, or performance obligation, and revenue is recognized at a single point in time when title, ownership and risk of loss pass to the customer. This typically occurs when finished goods are delivered to the customer or when finished goods are picked up by a customer or customer’s carrier, depending on contract terms.
Transaction Price
In accordance with the new guidance, the Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contracts. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale.
The Company offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs. These programs are considered variable consideration and are recorded as a reduction to net sales at the time revenue is recognized. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. The Company accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables. Additionally, the Company offers programs directly to consumers to promote the sale of its products. The Company continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.
Our standard sales terms generally include payments within 30 to 60 days and are final with returns or exchanges not permitted unless a special exception is made. Reserves are established based on historical data and recorded in cases where the right of return does exist for a particular sale. The Company does not offer warranties on products.

The Company’s contracts with customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Shipping and handling activities are accounted for as contract fulfillment costs and recorded in Cost of products sold.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(3) Acquisitions

Battery Acquisition - Subsequent to the quarter, on January 2, 2019, the Company completed its acquisition of Spectrum Brands Holdings, Inc.'s (Spectrum) global battery, lighting, and portable power business (Acquired Battery Business) with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments (Battery Acquisition). The initial cash paid after contractual and estimated working capital adjustments was $1,956.2. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. See Note 9, Debt, for additional discussion on the senior notes and term loans issued and held in escrow at December 31, 2018.

Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the previously announced acquisition of the Acquired Battery Business conditioned on the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the Europe, Middle East and Africa region (EMEA), including manufacturing and distribution facilities in Germany. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac®-branded consumer and hearing aid batteries business. Energizer began the formal divestiture process immediately after close and expects to complete the divestiture during the first half of calendar year 2019.

Auto Care Acquisition - On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business) for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments (Auto Care Acquisition). The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum.

Subsequent to the quarter, on January 28, 2019, the Company completed its acquisition of the Acquired Auto Care Business. The initial cash paid after contractual and estimated working capital adjustments was $938.7. Per the acquisition agreement, the equity consideration to Spectrum was determined by dividing the contractually committed common stock amount of $312.5 by the volume weighted average sales price (VWAP) per share of the Company's common stock for the 10 consecutive trading days immediately preceding November 15, 2018, subject to certain potential adjustments under such agreement. As a result, 5.3 million shares were issued to Spectrum on January 28, 2019. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares at the Energizer closing stock price of $45.55 on January 28, 2019. In addition, per the terms of the agreement, additional consideration of $36.8 was included in the above cash consideration paid to Spectrum based on the difference between the 10 day VWAP and the 20 day VWAP beginning with the 10th trading day immediately preceding November 15, 2018.

The Company funded a portion of the cash consideration of the Auto Care Acquisition with the issuance of new senior notes and the issuance of common stock and Series A mandatory convertible preferred stock in January 2019. On January 17, 2019, the Company finalized pricing of a senior note offering due in 2027 of $600.0 at 7.750%. The notes priced at 100.0% of the principal amount. The notes are guaranteed, jointly and severally, on an unsecured basis, by each of the Company’s domestic restricted subsidiaries that is a borrower or guarantor under the 2018 Revolving Facility. The notes funded concurrently with the close of the Auto Care Acquisition on January 28, 2019. Refer to Note 11, Shareholders' Equity, for further information on the equity issuances.

Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition. This was in addition to the $2.0 earned in November 2018 for services rendered on the transaction.

The Company incurred $51.3 and $5.7 of pre-tax acquisition and integration costs in the quarters ended December 31, 2018 and 2017, respectively. Pre-tax acquisition and integration costs of $18.9 and $5.7 were recorded in SG&A in the quarters ended December 31, 2018 and 2017, respectively, and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition. Also included in the pre-tax acquisition costs for the quarter ended December 31, 2018 was $32.4 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company recorded a pre-tax gain in Other items, net of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the quarter ended December 31, 2018. The Company also recorded interest income in Other items, net of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the quarter ended December 31, 2018.

The preliminary purchase price allocation for the Battery Acquisition and Auto Care Acquisition are incomplete as of this filing date. Given the recent closure of the acquisitions, the Company is in the initial stages of the process to allocate the purchase price of the Battery Acquisition and the Auto Care Acquisition and does not yet have an initial allocation available.

Nu Finish Acquisition - On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter ended December 31, 2018 associated with the Nu Finish acquisition was $1.0 and earnings before income taxes was immaterial.

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

The preliminary purchase price allocation is as follows:

Accounts receivable	$2.4
Inventory	0.9
Goodwill	14.7
Other identifiable intangible assets	21.8
Accounts payable	(1.7)
Net assets acquired	$38.1
The break out of purchased identifiable assets of $21.8 is included in the table below:

	Total	Weighted Average Useful Lives
Customer relationships	$15.2	15.0
Trademarks	4.2	14.0
Proprietary formula	2.4	11.0
Total other intangible assets	$21.8	14.4

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The acquired goodwill has been allocated to the Americas' reportable segment. The goodwill is deductible for tax purposes.

(4) Income Taxes

The three month effective tax rate was 21.3% as compared to 49.2% for the prior year comparative period. The provisions included the impact of the U.S. tax legislation discussed below.

On December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the Tax Act) was enacted into law. The Tax Act provided for numerous significant tax law changes and modifications with varying effective dates, which included reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

mandatory transition tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property. As a fiscal year end taxpayer, certain provisions of the Tax Act began to impact us in the fiscal quarter ended December 31, 2017, while other provisions did not impact us until fiscal 2019. The corporate tax rate reduction was effective for Energizer as of January 1, 2018 and resulted in a fiscal year federal statutory blended rate of 24.5% for fiscal year 2018 with the full impact of the reduced rate to 21% beginning in fiscal year 2019.

The changes included in the Tax Act are broad and complex. The Securities and Exchange Commission has issued rules (SAB 118) that allow taxpayers to record a reasonable estimate of the impact of the US legislation for a measurement period of up to one year after the enactment date of the Tax Act.

As a result of the reduction of the Federal corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. The Company has finalized the remeasurement and did not have any adjustments to the $3.0 recorded in fiscal year 2018. The provision for the three months ended December 31, 2017 included approximately $1.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes as well as the amount of non-U.S. income tax paid on such earnings. We have completed our accounting for the income tax effect of the mandatory transition tax in the first quarter of fiscal 2019. We have recorded an additional $1.5 recorded during the three months ended December 31, 2018 related to the anticipated state tax impact for a total tax of $37.5. Included in the provision for the three months ended December 31, 2017 was an initial estimate of $30.0 related to the transition tax.

Beginning in fiscal 2019, the Tax Act created a provision known as Global Intangible Low Taxed Income (GILTI) that imposes tax on certain earnings of foreign subsidiaries. The Company has elected to treat GILTI as a current period expense.

(5) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $6.5 for the quarter ended December 31, 2018 and $6.7 for the quarter ended December 31, 2017 and was recorded in SG&A expense.

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

In November 2015, the Company granted RSE awards to a group of key employees of approximately 106,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $37.34.

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance share awards and deferred compensation equity plans.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2018 and 2017:

(in millions, except per share data)
	For the Quarter Ended December 31,
	2018	2017
Net earnings	$70.8	$60.4
Basic average shares outstanding	59.7	60.2
Effect of dilutive restricted stock equivalents	0.4	0.4
Effect of dilutive performance shares	0.7	0.9
Effect of stock based deferred compensation plan	0.2	—
Diluted average shares outstanding	61.0	61.5
Basic earnings per common share	$1.19	$1.00
Diluted earnings per common share	$1.16	$0.98

For the quarter ended December 31, 2018, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculations. For the quarter ended December 31, 2017, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations.

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

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarters ended December 31, 2018 and 2017, respectively, are presented below:

	For the Quarter Ended December 31,
	2018	2017
Net Sales
Americas	$373.5	$373.1
International	198.4	200.2
Total net sales	$571.9	$573.3
Segment Profit
Americas	$116.1	$123.1
International	54.6	49.2
Total segment profit	170.7	172.3
General corporate and other expenses (1)	(18.7)	(21.6)
Global marketing expense (2)	(3.1)	(3.2)
Research and development expense	(5.5)	(5.3)
Amortization of intangible assets	(3.2)	(2.8)
Acquisition and integration costs (3)	(36.5)	(5.7)
Interest expense (4)	(15.8)	(13.4)
Other items, net (5)	2.1	(1.3)
Total earnings before income taxes	$90.0	$119.0

(1) Included in SG&A in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(2) The quarter ended December 31, 2018 and 2017, includes $1.2 and $0.5 recorded in SG&A, respectively, and $1.9 and $2.7 recorded in Advertising and sales promotion expense, respectively, in the unaudited Consolidated Condensed Statement of Earnings and Comprehensive Income.
(3) The quarter ended December 31, 2018 included $18.9 recorded in SG&A, $32.4 recorded in Interest expense and a gain of $14.8 recorded in Other items, net on the Consolidated Condensed Statement of Earnings and Comprehensive Income. The quarter ended December 31, 2017 included $5.7 recorded in SG&A on the Consolidated Condensed Statement of Earnings and Comprehensive Income.
(4) The amount for the quarter ended December 31, 2018 on the Consolidated Condensed Statement of Earnings and Comprehensive Income included $32.4 of expense which has been reclassified to Acquisition and integration costs from Interest expense for purposes of the reconciliation above.
(5) The amounts for the quarter ended December 31, 2018 on the Consolidated Condensed Statement of Earnings and Comprehensive Income included $14.8 of acquisition and integration related gains which have been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all restricted cash related to the Battery Acquisition, financial instruments and deferred tax assets that are managed outside of operating segments. Total assets by segment are presented below:

	December 31, 2018	September 30, 2018
Americas	$507.7	$504.2
International	891.2	851.5
Total segment assets	$1,398.9	$1,355.7
Corporate	2,544.0	1,346.3
Goodwill and other intangible assets	473.2	476.8
Total assets	$4,416.1	$3,178.8

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2018 and December 31, 2018:

	Americas	International	Total
Balance at October 1, 2018	$228.4	$15.8	$244.2
Cumulative translation adjustment	(0.1)	(0.1)	(0.2)
Balance at December 31, 2018	$228.3	$15.7	$244.0

Energizer had indefinite-lived intangible assets of $76.7 at December 31, 2018 and $76.9 at September 30, 2018. Changes in indefinite-lived intangible assets are due to changes in foreign currency translation.

Total amortizable intangible assets at December 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$44.3	$6.8	$37.5
Customer relationships	99.6	15.1	84.5
Patents	34.5	6.4	28.1
Proprietary formulas	2.4	0.1	2.3
Non-compete	0.5	0.3	0.2
Total intangible assets at December 31, 2018	$181.3	$28.7	$152.6

Total amortizable intangible assets at September 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$44.3	$6.1	$38.2
Customer relationships	99.6	13.4	86.2
Patents	34.5	5.7	28.8
Proprietary formulas	2.4	0.1	2.3
Non-compete	0.5	0.2	0.3
Total intangible assets at September 30, 2018	$181.3	$25.5	$155.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	December 31, 2018	September 30, 2018
Senior Secured Term Loan B Facility due 2022	$387.0	$388.0
5.50% Senior Notes due 2025	600.0	600.0
Total long-term debt, including current maturities	987.0	988.0
Less current portion	(4.0)	(4.0)
Less unamortized debt discount and debt issuance fees	(7.6)	(7.9)
Total long-term debt	$975.4	$976.1

Senior Secured Term Loan B Facility due 2025	$1,000.0	$—
Senior Secured Term Loan A Facility due 2021	200.0	—
6.375% Senior Notes due 2026	500.0	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	745.2	754.2
Total gross long-term debt held in escrow	2,445.2	1,254.2
Less current portion	(60.0)	—
Less unamortized debt issuance fees	(39.0)	(23.5)
Total long-term debt held in escrow	$2,346.2	$1,230.7

Long-term debt - At December 31, 2018, the Company had a credit agreement which provided for a five-year $350.0 senior secured revolving credit facility (Revolving Facility) which would mature in June 2020 and a seven-year $400.0 senior secured term loan B facility (Term Loan) which was due in June 2022. Borrowings under the Revolving Facility bear interest at LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. As of December 31, 2018, the Company had $260.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $83.3 remained available as of December 31, 2018. As of December 31, 2018 and September 30, 2018, our weighted average interest rate on short-term borrowings was 4.7% and 4.3%, respectively.

The $400.0 Term Loan was issued at a $1.0 discount which is amortized with a corresponding charge to interest expense over the remaining life of the loan. In March 2017, the Company repriced its Term Loan resulting in interest of LIBOR plus 200 basis points. The borrowings under the Term Loan require quarterly principal payments at a rate of 0.25%, or $1.0, of the original principal balance.

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

On January 2, 2019, with the funding of the debt financing for the Battery Acquisition discussed below, the Company repaid the borrowing outstanding under the Term Loan due in 2022 and the borrowings outstanding under the Revolving Facility.

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

Long-term debt held in escrow - On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility) and which provided for a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility (2018 Term Loans). The borrowings under the term loan A require quarterly principal payments at a rate of 6.25% of the original principal balance, or $12.5. The

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

borrowings under the term loan B require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.5. The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement also contains customary affirmative and restrictive covenants. Debt issuances fees paid associated with the credit agreement were $16.5. The new 2018 Term Loans began to accrue ticking fees in July 2018 and interest in December 2018 upon funding the Term Loans into escrow.

The release of the 2018 Term Loan proceeds and the ability of the Company to borrow against the 2018 Revolving Facility were subject to the completion of the Battery Acquisition. The 2018 Term Loan proceeds were held in escrow at December 31, 2018 with the proceeds recorded on the balance sheet as Restricted cash.

Obligations under the 2018 Revolving Facility and 2018 Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets.

In June 2018, the Company finalized the pricing of two senior note offerings due in 2026 of $500.0 at 6.375% (USD Notes) and €650.0 at 4.625% (Euro Notes and collectively with the USD Notes, the 2026 Notes), which were issued by wholly-owned subsidiaries. The 2026 Notes priced at 100% of the principal amount and the offering closed in July 2018. The funds were held in escrow at December 31, 2018 and are recorded on the balance sheet as Restricted cash. Interest on the 2026 Notes began to accrue in July 2018.

The 2026 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2026 Notes in January and July. The 2026 Notes are jointly and severally guaranteed on an unsecured basis by the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Facility.

On January 2, 2019, the proceeds of the 2018 Term Loans and the 2026 Notes were released from escrow and utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022 and outstanding under the Revolving Facility, and pay acquisition related costs including debt issuance costs.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. The swap has a current notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

Notes payable - The notes payable balance was $275.1 at December 31, 2018 and $247.3 at September 30, 2018. The December 31, 2018 balance was comprised of $260.0 outstanding borrowings on the Revolving Facility as well as $15.1 of other borrowings, including those from foreign affiliates. The September 30, 2018 balance was comprised of $240.0 outstanding borrowings on the Revolving facility as well as $7.3 of other borrowings, including those from foreign affiliates. On January 2, 2019, the $260.0 of outstanding borrowings on the Revolving Facility were paid with the proceeds from the 2018 Term Loans and 2026 Notes.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of December 31, 2018, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2018 were as follows: $64.0 in one year, $64.0 in two years, $114.0 in three years, $385.0 in four years, $10.0 in five years and $2,795.2 thereafter.

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
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended December 31,
	U.S.		International
	2018	2017	2018	2017
Service Cost	$—	$—	$0.1	$0.2
Interest Cost	5.1	4.7	0.7	1.1
Expected return on plan assets	(6.5)	(7.5)	(1.2)	(1.6)
Amortization of unrecognized net losses	1.0	1.0	0.3	0.5
Settlement charge	—	0.1	—	—
Net periodic (benefit)/cost	$(0.4)	$(1.7)	$(0.1)	$0.2

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

(11) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no shares repurchased during the first quarter of fiscal 2019. During the three months ended December 31, 2017, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 12, 2018, the Board of Directors declared a dividend for the first quarter of fiscal 2019 of $0.30 per share of common stock. The dividend was paid on December 13, 2018, to all shareholders of record as of November 30, 2018. During the three months ended December 31, 2018, total dividends declared were $18.4. The payments made of $19.8 included the cumulative dividends paid upon the vesting of restricted shares during the period. During the three months ended December 31, 2017, total dividends declared were $18.7 and dividends paid were $17.6. The unpaid dividends were associated with unvested restricted shares and were recorded in other liabilities.

Issuance of Common Stock - Subsequent to the end of the fiscal quarter, in January 2019, the Company issued 4,687,498 shares of common stock, which included the underwriters' exercise in full of their option to purchase 611,412 additional shares of common stock to cover over-allotments. The net proceeds from the sale of the common stock was $205.9, after deducting the underwriting discounts, and were utilized to fund a portion of the cash consideration for the Auto Care Acquisition and related fees and expenses.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

On January 28, 2019, in connection with the Auto Care Acquisition, the Company issued 5,278,921 shares of common stock to Spectrum as partial consideration for the purchase of the Auto Care Acquisition. The equity consideration paid to Spectrum was valued at $240.5 based on the closing stock price of $45.55 on January 28, 2019.

In association with the equity consideration paid to Spectrum, the Company entered into a Shareholder Agreement with Spectrum. The Shareholder Agreement includes a 24 month standstill provision and an 18 month period as of the date of the Auto Care Acquisition closing date (Closing Date), in which Spectrum is required to vote in agreement with the Company's Board of Directors. In addition, Spectrum is unable to sell any of its shares for the first 12 months after the Closing Date. After the 12 month period has ended, Spectrum can require the Company to file a shelf registration allowing for Spectrum to sell its common shares in one or more registered offerings. However, Spectrum can not transfer common shares to any entity that would result in the entity owning more than 4.9% of the Company's outstanding common shares, after giving effect to the sale. Following the 18 month anniversary of the Closing Date, the Company will have the right to repurchase any or all of the common shares then held by Spectrum for a purchase price per share equal to the greater of the VWAP per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from the Company, and $65.12, which equals 110% of the Common Stock VWAP, as defined by the Auto Care Acquisition purchase agreement.

On January 28, 2019, the Board of Directors declared a cash dividend for the second quarter of 2019 of $0.30 per share of common stock, payable on March 18, 2019, to all shareholders of record as of the close of business February 25, 2019.

Issuance of Series A Mandatory Convertible Preferred Stock - Subsequent to the quarter, in January 2019, the Company issued 2,156,250 shares of Series A Mandatory Convertible Preferred Stock (MCPS), with a par value of $0.01 per share and liquidation preference of $100.00 per share, which included the underwriters' exercise in full of their option to purchase 281,250 additional shares of MCPS to cover over-allotments. The net proceeds from the sale of the MCPS was $209.1, after deducting the underwriting discounts, and were utilized to fund the Auto Care Acquisition and related fees and expenses.

Each outstanding share of MCPS will convert automatically on the mandatory conversion date, which is expected to be January 15, 2022, into between 1.7892 and 2.1739 shares of common stock, subject to certain anti-dilution and other adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average VWAP per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to January 15, 2022.

Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 7.50% of the liquidation preference of $100.00 per share of MCPS, and may be paid in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock. If declared, dividends on the MCPS will be payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2019 and ending on, and including, January 15, 2022.

On January 28, 2019, the Board of Directors declared a cash dividend for the second quarter of 2019 of $1.8333 per share of MCPS, payable on April 15, 2019, to all shareholders of record as of the close of business April 1, 2019.

No dividend or distributions may be declared or paid on shares of common stock, and no common stock shall be, directly or indirectly, purchased, redeemed, or otherwise acquired for consideration by the Company, or any of its subsidiaries, unless all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid upon, or a sufficient sum of cash or number of shares of common stock has been set aside for the payment of such dividends upon, all outstanding shares of MCPS.

In connection with the offering of the MCPS, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are expected to reduce potential dilution to the Company’s Common Stock, subject to a cap, upon any conversion of MCPS. The Company paid $9.0 for the capped call transactions which further reduced the net proceeds received from the MCPS.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2018 and September 30, 2018, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—Energizer uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2018 and September 30, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2018, Energizer had variable rate debt outstanding with an original principal balance of $1,600.0 under the Term Loan and 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

These hedging instruments are considered cash flow hedges for accounting purposes. At December 31, 2018 and September 30, 2018, Energizer recorded an unrecognized pre-tax gain of $2.9 and $7.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Cash Flow Hedges - The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2018 and September 30, 2018, Energizer had an unrealized pre-tax gain of $4.7 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2018 levels, over the next 12 months, $4.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020. There were 64 open foreign currency contracts at December 31, 2018, with a total notional value of approximately $134.

Derivatives not Designated in Hedging Relationships - Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2018, with a total notional value of approximately $85.

The following table provides the Company's estimated fair values as of December 31, 2018 and September 30, 2018, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters ended December 31, 2018 and 2017, respectively:

	At December 31, 2018	For the Quarter Ended December 31, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.7	$3.2	$2.8
Interest rate contracts	2.9	(4.8)	(0.1)
Total	$7.6	$(1.6)	$2.7

	At September 30, 2018	For the Quarter Ended December 31, 2017
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.3	$(0.8)	$(2.4)
Interest rate contracts	7.7	1.5	(0.5)
Total	$12.0	$0.7	$(2.9)
(1) All derivative assets are presented in Other current assets or Other assets.
(2) OCI is defined as other comprehensive income.
(3) Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other items, net and interest rate contracts in Interest expense.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of December 31, 2018 and September 30, 2018 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters ended December 31, 2018 and 2017, respectively:

	At December 31, 2018	For the Quarter Ended December 31, 2018
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$0.2	$1.0

	At September 30, 2018	For the Quarter Ended December 31, 2017
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.1)	$0.3
(1) All derivative assets are presented in Other current assets or Other assets and derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) Gain/(loss) recognized in Income was recorded as foreign currency in Other items, net.

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At December 31, 2018			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.3	$(0.1)	$5.2	$4.7	$(0.2)	$4.5

Offsetting of derivative liabilities
		At December 31, 2018			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.3)	$—	$(0.3)	$(0.3)	$—	$(0.3)

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2018 and September 30, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	December 31, 2018	September 30, 2018
Deferred Compensation	$(28.5)	$(29.0)
Derivatives - Foreign Currency Contracts	4.9	4.2
Derivatives - Interest Rate Contracts	2.9	7.7
Exit lease liability	(0.6)	(0.6)
Net Liabilities at estimated fair value	$(21.3)	$(17.7)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2018 and at September 30, 2018.

Due to the nature of cash, cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At December 31, 2018, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts and interest rate swap as described above is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At December 31, 2018 and September 30, 2018, the fair market value of fixed rate long-term debt was $588.4 and $599.2, respectively, compared to its carrying value of $600.0 and the fair market value of the fixed rate long-term debt held in escrow was $1,210.2 and $1,274.4, respectively, compared to its carrying value of $1,245.2 and $1,254.2, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Hedging Activity	Interest Rate Contracts	Total
Balance at September 30, 2018	$(113.6)	$(136.4)	$3.3	$4.9	$(241.8)
OCI before reclassifications	(3.7)	—	2.5	(3.7)	(4.9)
Reclassifications to earnings	—	1.1	(2.2)	0.1	(1.0)
Balance at December 31, 2018	$(117.3)	$(135.3)	$3.6	$1.3	$(247.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended December 31,
	2018	2017
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$2.8	$(2.4)	Other items, net
Interest rate contracts	(0.1)	(0.5)	Interest expense
	2.7	(2.9)	Earnings before income taxes
	(0.6)	0.6	Income tax provision
	$2.1	$(2.3)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	(1.3)	(1.5)	(2)
Settlement loss	—	(0.1)	(2)
	(1.3)	(1.6)	Earnings before income taxes
	0.2	0.4	Income tax provision
	$(1.1)	$(1.2)	Net earnings
Total reclassifications to earnings	$1.0	$(3.5)	Net earnings
(1) Amounts in parentheses indicate debits to Consolidated Statement of Earnings.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 10, Pension Plans, for further details).

(14) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2018	2017
Other items, net
Interest income	$(0.2)	$(0.5)
Interest income on restricted cash	(5.8)	—
Foreign currency exchange (gain)/loss	(1.1)	4.1
Pension benefit other than service costs	(0.7)	(1.6)
Acquisition foreign currency gains	(9.0)	—
Other	(0.1)	(0.7)
Total Other items, net	$(16.9)	$1.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2018	September 30, 2018
Inventories
Raw materials and supplies	$47.7	$40.0
Work in process	80.6	86.5
Finished products	161.9	196.6
Total inventories	$290.2	$323.1
Other Current Assets
Miscellaneous receivables	$11.3	$9.9
Prepaid expenses	45.0	52.2
Value added tax collectible from customers	27.5	20.8
Other	11.5	12.6
Total other current assets	$95.3	$95.5
Property, Plant and Equipment
Land	$4.6	$4.5
Buildings	111.1	110.8
Machinery and equipment	686.4	696.2
Construction in progress	12.1	12.1
Total gross property	814.2	823.6
Accumulated depreciation	(651.6)	(656.9)
Total property, plant and equipment, net	$162.6	$166.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$16.5	$16.5
Accrued trade allowances	58.2	39.4
Accrued salaries, vacations and incentive compensation	23.0	48.8
Income taxes payable	23.7	23.4
Other	139.9	142.9
Total other current liabilities	$261.3	$271.0
Other Liabilities
Pensions and other retirement benefits	$67.7	$70.2
Deferred compensation	28.5	29.0
Mandatory transition tax	33.1	33.1
Other non-current liabilities	62.8	64.0
Total other liabilities	$192.1	$196.3

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2018, the Company had approximately $49.7 of purchase obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is meant to provide investors with information that management believes helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated Financial Statements (unaudited) and corresponding notes included herein. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a discussion of the uncertainties, risks and assumptions associated with these statements as well as in Item 1A. Risk Factors of this Form 10-Q.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to see year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, Amortization expense, Interest expense, Other items, net and charges related to Acquisition and integration have all been excluded from segment profit.

Adjusted Earnings Before Income Taxes, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share (EPS). These measures exclude the impact of the costs related to acquisition and integration and the one-time impact of the new U.S. income tax legislation.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisition. On July 2, 2018, Energizer completed the acquisition of Nu Finish. This adjustment includes the impact of the acquisition's ongoing operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs associated with the acquisitions.
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

•
our ability to acquire and integrate businesses, and to realize the projected results of acquisitions, including our ability to integrate the auto care, battery, lighting and portable power business previously owned by Spectrum Brands Holdings, Inc. and the Nu Finish operations successfully and to achieve the anticipated cost savings, synergies, and other anticipated benefits;

•	our ability to divest the Europe-based Varta consumer battery business which serves Europe, Middle East and Africa;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of raw materials and other commodity costs;

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 16, 2018 as well as in Item 1A. Risk Factors of this Form 10-Q.

Battery Acquisition

Subsequent to the quarter, on January 2, 2019, the Company completed its acquisition of Spectrum Brands Holdings, Inc.'s (Spectrum) global battery, lighting, and portable power business (Acquired Battery Business) with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments (Battery Acquisition). The initial cash paid after contractual and estimated working capital adjustments was $1,956.2. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. See Note 9, Debt, for additional discussion on the senior notes and term loans issued and held in escrow at December 31, 2018.

Success fees of $13.0 were earned by the financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 earned in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission had approved the previously announced acquisition of the Acquired Battery Business conditioned on the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the Europe, Middle East and Africa region (EMEA), including manufacturing and distribution facilities in Germany. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac®-branded consumer and hearing aid batteries business. Energizer began the formal divestiture process immediately after close and expects to complete the divestiture during the first half of calendar year 2019.

Auto Care Acquisition

On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business) for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments (Auto Care Acquisition). The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum.

Subsequent to the quarter, on January 28, 2019, the Company completed its acquisition of the Acquired Auto Care Business. The initial cash paid after contractual and estimated working capital adjustments was $938.7. Per the acquisition agreement, the equity consideration to Spectrum was determined by dividing the contractually committed common stock amount of $312.5 by the volume weighted average sales price (VWAP) per share of the Company's common stock for the 10 consecutive trading days immediately preceding November 15, 2018, subject to certain potential adjustments under such agreement. As a result, 5.3 million shares were issued to Spectrum on January 28, 2019. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares at the Energizer closing stock price of $45.55 on January 28, 2019. In addition, per the terms of the agreement, additional consideration of $36.8 was included in the above cash consideration paid to Spectrum based on the difference between the 10 day VWAP and the 20 day VWAP beginning with the 10th trading day immediately preceding November 15, 2018.

The Company funded a portion of the cash consideration of the Auto Care Acquisition with the issuance of new senior notes and the issuance of common stock and Series A mandatory convertible preferred stock in January 2019. On January 17, 2019, the Company finalized pricing of a senior note offering due in 2027 of $600.0 at 7.750%. The notes priced at 100.0% of the principal amount. The notes are guaranteed, jointly and severally, on an unsecured basis, by the Company’s material domestic restricted subsidiaries. The notes funded concurrently with the close of the Auto Care Acquisition on January 28, 2019. Refer to Note 11, Shareholders' Equity, for further information on the equity issuances.

Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in November 2018 for services rendered on the transaction.

The Company incurred $51.3 and $5.7 of pre-tax acquisition and integration costs in the quarters ended December 31, 2018 and 2017, respectively. Pre-tax acquisition and integration costs of $18.9 and $5.7 were recorded in SG&A in the quarters ended December 31, 2018 and 2017, respectively, and primarily related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition. Also included in the pre-tax acquisition costs was $32.4 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition.

The Company recorded a pre-tax gain in Other items, net of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the quarter ended December 31, 2018. The Company also recorded interest income in Other items, net of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the quarter ended December 31, 2018.

Nu Finish Acquisition

On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter ended December 31, 2018 associated with the Nu Finish acquisition was $1.0 and earnings before income taxes was immaterial.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter net earnings of $70.8, or $1.16 per diluted share. This compares to net earnings of $60.4, or $0.98 per diluted share, in the prior year first fiscal quarter. Adjusted net earnings per diluted share were $1.64 for the first fiscal quarter as compared to $1.55 in the prior year quarter, an increase of 5.8%.
Earnings before income taxes, Net earnings and Diluted EPS for the time periods presented were impacted by certain items related to acquisition and integration costs and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Earning before income taxes, Net earnings and Diluted EPS to adjusted Earnings before income taxes, adjusted Net earnings and adjusted Diluted EPS, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarters Ended December 31,
(in millions, except per share data)	Earnings Before Income Taxes		Net Earnings		Diluted EPS
	2018	2017	2018	2017	2018	2017
Reported - GAAP	$90.0	$119.0	$70.8	$60.4	$1.16	$0.98
Acquisition and integration costs (1)	36.5	5.7	27.9	4.1	0.46	0.07
One-time impact of the new U.S. tax legislation	—	—	1.5	31.0	0.02	0.50
Adjusted - Non-GAAP (2)	$126.5	$124.7	$100.2	$95.5	$1.64	$1.55
Weighted average shares - Diluted					61.0	61.5

(1) The quarter ended December 31, 2018 includes acquisition and integration costs of $18.9 recorded to SG&A, $32.4 recorded to Interest expense, as well as gains of $5.8 related to interest income on restricted cash and $9.0 related to foreign currency gains on debt held in escrow both recorded to Other items, net. The quarter ended December 31, 2017, includes $5.7 of acquisition and integration costs recorded to SG&A.
(2) The effective tax rate for the quarters ended December 31, 2018 and 2017 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 20.8% and 23.4%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The net tax impact associated with the non-GAAP adjustments highlighted in the table was expense of $7.1 and a benefit of $29.4 respectively, for the quarters ended December 31, 2018 and 2017.

Highlights

Total Net Sales (In millions - Unaudited)
Quarter Ended December 31, 2018
Total Net Sales	Q1	% Chg
Net sales - FY '18	$573.3
Organic	9.9	1.7%
Impact of acquisition	1.0	0.2%
Change in Argentina operations	(3.3)	(0.6)%
Impact of currency	(9.0)	(1.5)%
Net sales - FY '19	$571.9	(0.2)%
See non-GAAP measure disclosures above.

Net sales were $571.9 for the first quarter of 2019, a decrease of $1.4 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 1.7% in the first fiscal quarter due to the following items:

◦	Category growth and distribution gains across both segments contributed 2.1% to the organic increase;

◦	The impact of the reclassification of licensing revenues contributed 0.3%;

◦	Partially offsetting the above was increased retailer promotion and unfavorable mix of 0.7%.

•	The positive impact of the Nu Finish acquisition was $1.0, or 0.2%.

•	The negative impact due to the change in Argentina operations was $3.3, or 0.6%.

•	Unfavorable currency impacts were $9.0, or 1.5%.

Gross margin percentage for the first fiscal quarter of 2019 was 48.2% and was down 30 basis points compared to prior year, driven by unfavorable movement in foreign currencies partially offset by lower production costs and lapping of the investments made in continuous improvement initiatives in the prior year.

Advertising and sales promotion expense (A&P) was $40.9, or 7.2% of net sales, in the first fiscal quarter of 2019, as compared to $37.3, or 6.5% of net sales, in the prior first fiscal quarter 2018. The increase versus the quarter comparative period was due to the timing of media spending.

Selling, general, and administrative expense (SG&A) was $104.6 in the first fiscal quarter of 2019, or 18.3% of net sales, as compared to $99.2, or 17.3% of net sales, in the prior period. Included in the first fiscal quarter of 2019 and 2018 results were acquisition and integration costs of $18.9 and $5.7, respectively. Excluding acquisition and integration costs, SG&A was $85.7, or 15.0% of net sales, as compared to $93.5, or 16.3% of net sales, in the prior year. The decrease of $7.8 versus the prior year was primarily due to the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These benefits were partially offset by the licensing revenue reclassification to net sales.
Research and Development (R&D) was essentially flat at $5.5, or 1.0% of net sales, for the quarter ended December 31, 2018, as compared to $5.3, or 0.9% of net sales, in the prior year comparative period.
Interest expense was $48.2 for the first fiscal quarter of 2019, compared to $13.4 for the prior year comparative period. The fiscal quarter ended December 31, 2018 expense included $32.4 of interest and ticking fees related to the Battery Acquisition. Excluding the acquisition costs, the current year interest expense increased $2.4 for the quarter ended December 31, 2018, compared to the prior year comparative period driven by increased borrowings and increased rates on our variable debt outstanding.

Other items, net was income of $16.9 for the first fiscal quarter of 2019 compared to expense of $1.3 for the prior year first quarter.

	For the Quarters Ended December 31,
	2018	2017
Other items, net
Interest income	$(0.2)	$(0.5)
Interest income on restricted cash (1)	(5.8)	—
Foreign currency exchange (gain)/loss	(1.1)	4.1
Pension benefit other than service costs	(0.7)	(1.6)
Acquisition foreign currency gains (2)	(9.0)	—
Other	(0.1)	(0.7)
Total Other items, net	$(16.9)	$1.3

(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Gain relates to currency movement in the escrowed USD funds held in our European Euro functional currency entity.

The effective tax rate was 21.3% as compared to 49.2% for the prior year comparative period. Tax rates include $1.5 and $31.0 for the quarters ended December 31, 2018 and 2017, respectively, related to the one-time impact of the new U.S. tax legislation passed in December 2017. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 20.8% as compared to 23.4% in the prior year. The decrease in the rate is driven by the new 21% statutory U.S. rate effective for all of fiscal year 2019 compared to the statutory rate of 24.5% in fiscal year 2018.

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

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 7, Segments, to the unaudited Consolidated Condensed Financial Statements for the periods ended December 31, 2018.

Segment sales and Segment profit analysis for the quarter ended December 31, 2018 are presented below.

Net Sales (In millions)
Quarter Ended December 31, 2018

	Quarter Ended December 31, 2018
	$ Change	% Chg
Americas
Net sales - FY '18	$373.1
Organic	4.7	1.3%
Change in Argentina	(3.3)	(0.9)%
Impact of acquisition	1.0	0.3%
Impact of currency	(2.0)	(0.6)%
Net Sales - FY '19	$373.5	0.1%

International
Net sales - FY '18	$200.2
Organic	5.2	2.6%
Impact of currency	(7.0)	(3.5)%
Net Sales - FY '19	$198.4	(0.9)%

Total Net Sales
Net sales - FY '18	$573.3
Organic	9.9	1.7%
Change in Argentina	(3.3)	(0.6)%
Impact of acquisition	1.0	0.2%
Impact of currency	(9.0)	(1.5)%
Net Sales - FY '19	$571.9	(0.2)%

Results for the Quarter Ended December 31, 2018

Americas reported a net sales increase of 0.1%. The increase was driven by organic net sales growth of 1.3% due to distribution gains and category growth as well as the reclassification of licensing income. These gains were partially offset by increased retailer promotional activity and unfavorable mix in the current quarter. The Nu Finish acquisition positively impacted net sales by $1.0, or 0.3%. The negative impact of foreign currency of $2.0, or 0.6%, and the decline in Argentina operations of $3.3, or 0.9%, offset the organic and acquisition net sales growth.

International reported net sales decreased 0.9% negatively impacted by foreign currency of $7.0, or 3.5%. Partially offsetting this decline was an organic net sales increase of 2.6% driven by strong volumes, pricing actions in our developed markets and the reclassification of licensing income.

Segment Profit (In millions)
Quarter Ended December 31, 2018

	Quarter Ended December 31, 2018
	$ Change	% Chg
Americas
Segment Profit - FY '18	$123.1
Organic	(4.2)	(3.4)%
Change in Argentina	(1.9)	(1.5)%
Impact of acquisition	0.5	0.4%
Impact of currency	(1.4)	(1.2)%
Segment Profit - FY '19	$116.1	(5.7)%

International
Segment Profit - FY '18	$49.2
Organic	11.1	22.6%
Impact of currency	(5.7)	(11.6)%
Segment Profit - FY '19	$54.6	11.0%

Total Segment Profit
Segment Profit - FY '18	$172.3
Organic	6.9	4.0%
Change in Argentina	(1.9)	(1.1)%
Impact of acquisition	0.5	0.3%
Impact of currency	(7.1)	(4.1)%
Segment Profit - FY '19	$170.7	(0.9)%
Refer to Note 7, Segments, in the unaudited Condensed Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2018

Global reported segment profit declined by $1.6, or 0.9%. Segment profit was negatively impacted by foreign currencies of $7.1 and the change in Argentina operations of $1.9. The acquisition had a positive impact on segment profit of $0.5. Excluding these impacts, organic segment profit increased $6.9, or 4.0%, in the current fiscal period. The increase was driven by organic top-line growth in the quarter and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These increases were partially offset by higher A&P spending in the current fiscal quarter due to timing of spending.

Americas reported segment profit declined by $7.0, or 5.7%. The decline was driven by the change in Argentina operations which had a negative impact on segment profit of $1.9, or 1.5%, the unfavorable impact from foreign currency of $1.4 and the decrease in organic segment profit of $4.2, or 3.4% as the increase in gross margin was more than offset by higher A&P driven by the timing of media spending. The acquisition had a positive impact on segment profit of $0.5, or 0.4%,

International reported segment profit improved $5.4, or 11.0%. Excluding the unfavorable movement in foreign currencies of $5.7, organic segment profit increased $11.1, or 22.6%, driven by top-line growth in the quarter and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives.

General Corporate and Global Marketing Expenses

	For the Quarter Ended December 31,
	2018	2017
General corporate and other expenses	$18.7	$21.6
Global marketing expense	3.1	3.2
General corporate and global marketing expense	$21.8	$24.8
% of Net Sales	3.8%	4.3%

For the quarter ended December 31, 2018, general corporate and other expenses were $18.7, a decrease of $2.9 as compared to the prior year comparative period. The decreases were primarily due to higher compensation costs and mark to market expense on our unfunded deferred compensation liability in the prior year.

For the quarter ended December 31, 2018, global marketing expenses were $3.1 compared to $3.2 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on November 16, 2018 as well as in Item 1A. Risk Factors of this Form 10-Q.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2018, Energizer had $607.3 of cash and cash equivalents, substantially all of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

At December 31, 2018, the Company had a $350.0 senior secured revolving credit facility (Revolving Facility). As of December 31, 2018, the Company had $260.0 of outstanding borrowings under the Revolving Facility and had $6.7 of outstanding letters of credit. Subsequent to the quarter end, on January 2, 2019, the Company repaid all amounts outstanding under that Revolving Facility.

On January 2, 2019, the Company completed the Battery Acquisition and paid cash consideration of $1,956.2. The Company utilized the proceeds of two senior note offerings due in 2026 of $500.0 at 6.375% and €650.0 at 4.625% as well as the proceeds of $1,200 of borrowings under a $200 3-year term loan A facility and $1,000 7-year term loan B facility. The term loan borrowings are expected to bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The proceeds from the borrowings were utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022 and outstanding under the Revolving Facility, and pay acquisition related costs including debt issuance costs.

On January 28, 2019, the Company completed the Auto Care Acquisition and paid cash consideration of $938.7 and equity consideration of $240.5. The Company utilized the proceeds of a senior note offering due in 2027 of $600.0 at 7.750% as well as the issuance of common stock and Series A Mandatory Convertible Preferred Stock in January 2019 with net proceeds of $415.0 to fund the cash consideration of the Auto Care Acquisition and pay acquisition related costs including debt issuance costs and the capped call transactions.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement also contains customary affirmative and restrictive covenants. The ability for the Company to borrow against the 2018 Revolving Facility was subject to the completion of the Battery Acquisition which was closed on January 2, 2019.

Operating Activities

Cash flow from operating activities was $118.9 in the three months ended December 31, 2018, as compared to $141.0 in the prior year comparative period. This change of $22.1 was primarily driven by lower year over year net earnings resulting from cash expenditures associated with the Spectrum acquisition, most notably the payment of interest and ticking fees associated with the Term Loan facility that was funded into escrow on December 17, 2018.

Investing Activities

Net cash used by investing activities was $4.7 and $5.5 in three months ended December 31, 2018 and 2017, respectively, and consisted of the following:

•	Capital expenditures of $4.8 and $5.5 in the three months ended December 31, 2018 and 2017, respectively.

•	The current year expenditures were partially offset by proceeds from the sale of assets of $0.1 in the current quarter.

Excluding the impact of the Acquired Battery Business or Acquired Auto Care Business, investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2019 for capital expenditures relating to maintenance, product development and cost reduction initiatives.

Financing Activities

Net cash from financing activities was $1,183.6 for the three months ended December 31, 2018 as compared to net cash used by financing activities of $63.9 in the prior fiscal year comparative period. For the three months ended December 31, 2018, cash from financing activities consists of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,200.0;

•	Net increase in debt with original maturities of 90 days or less of $28.0, primarily related to borrowings on our Revolving Facility;

•	Dividends paid of $19.8 (see below);

•	Debt issuance costs of $16.5;

•	Payments of debt with maturities greater than 90 days of $1.0; and

•	Taxes paid for withheld share-based payments of $7.1.

For the three months ended December 31, 2017, cash used by financing activities consisted of the following:

•	Dividends paid of $17.6;

•	Net increase in debt with original maturities of 90 days or less of $6.5;

•	Common stock repurchases of $50.0 at an average price of $44.41 per share;

•	Taxes paid for withheld share-based payments of $1.8; and

•	Payments of debt with maturities greater than 90 days of $1.0.

Dividends

On November 12, 2018, the Board of Directors declared a cash dividend for the first quarter of fiscal 2019 of $0.30 per share of common stock. The dividend was paid on December 13, 2018 to shareholders on record as of November 30, 2018 and totaled $18.0.

Subsequent to the fiscal quarter end, on January 28, 2019, the Board of Directors declared a cash dividend for the second quarter of 2019 of $0.30 per share of common stock, payable on March 18, 2019, to all shareholders of record as of the close of business February 25, 2019.

Subsequent to the end of the fiscal quarter, on January 28, 2019, the Board of Directors declared a cash dividend for the second quarter of 2019 of $1.8333 per share of MCPS, payable on April 15, 2019, to all shareholders of record as of the close of business April 1, 2019.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no shares repurchased during the first quarter of fiscal 2019. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 3.7 million shares were repurchased on the open market at an average price of $44.03 under the current share repurchase authorization. At February 5, 2019, the date of this filing, 3.8 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2018 were $6.4. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at December 31, 2018 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$987.0	$4.0	$8.0	$375.0	$600.0
Long-term debt held in escrow, including current maturities	2,445.2	60.0	170.0	20.0	2,195.2
Interest on long-term debt (1)	1,147.0	173.0	335.7	299.2	339.1
Notes payable	275.1	275.1	—	—	—
Operating leases	61.9	13.9	17.3	4.5	26.2
Pension plans (2)	3.5	3.5	—	—	—
Purchase obligations and other (3)	49.7	41.5	8.2	—	—
Mandatory transition tax	34.6	1.5	5.8	5.7	21.6
Total	$5,004.0	$572.5	$545.0	$704.4	$3,182.1

(1) The above table is based upon the debt balance and LIBOR rate as of December 31, 2018. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that the fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Globally, total expected pension contributions for the Company for fiscal year 2019 are estimated to be $4.8. The Company has made payments of $1.3 year to date. The projected payments beyond fiscal year 2019 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2018 and September 30, 2018, Energizer had an unrealized pre-tax gain of $4.7 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Unaudited Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2018 levels over the next twelve months, $4.7 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2018, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2018 resulted in a gain of $1.0 and $0.3 for the quarter ended December 31, 2017 and was recorded in Other items, net on the unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain raw materials and commodities. At December 31, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2018, Energizer had variable rate debt outstanding with an original principal balance of $1,600.0 under the Term Loan and 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended December 31, 2018, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.74%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 16, 2018, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. The Acquired Battery Business and the Acquired Auto Care Business are subject to the same risks as our other business and the additional risk factors below. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2018, except for the addition of the following:

Risks Related to the Acquired Battery Business and the Acquired Auto Care Business (collectively, the “Acquired Businesses”)
The operations and profitability of the Acquired Auto Care Business is highly dependent on the efficient operation of its Dayton, Ohio facility.
In 2017, the Acquired Auto Care Business opened a new manufacturing and distribution facility in Dayton, Ohio. Due to deficiencies in planning and execution, including flawed planning assumptions and insufficient devotion of resources, the transition to the Dayton facility led to business disruptions, including shipment disruptions, and working capital management issues that are continuing which have led to an adverse impact on the Acquired Auto Care Business’ recent results. Despite Spectrum's significant expenditures to improve the operations at the Dayton facility, we expect to invest approximately an additional $25 million in such facility to remedy the issues. Spectrum has been unable to and it is unlikely that we will be able to pass all of such costs through to the Acquired Auto Care Business’ customers, and therefore, such expenditures may have an adverse impact on our results. There is no guarantee that such investments will result in future benefits, that such amounts will be sufficient to remedy the issues or that the Dayton facility will achieve its projected normal state operating model on the expected timeline, or at all. Any failure to achieve such projected normal state operating model and improve operating efficiencies, increase service level performance and drive cost improvement will continue to negatively affect operations and profitability of the Acquired Auto Care Business.

The Acquired Businesses are subject to seasonal volatility.
Sales of certain of the Acquired Businesses’ products tend to be seasonal. With respect to the Acquired Auto Care Business in particular, historically, sales typically have peaked during the first six months of the calendar year due to customer seasonal purchasing patterns and the timing of promotional activities. The Acquired Battery Business has similar seasonality and fluctuations in demand as our existing batteries business. As a result of this seasonality, the inventory and working capital needs fluctuate significantly throughout the year. Orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. Further, purchases of our Acquired Auto Care Business products, especially our auto appearance and A/C recharge products, can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products. If we are unable to accurately forecast and prepare for customer orders, or there is a general downturn in business or economic conditions during these periods, the financial condition and results of operations of the Acquired Businesses could be materially and adversely affected.

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on the ability of the Acquired Auto Care Business to sell its aftermarket A/C products.
The refrigerant R-134a is critical component of the Acquired Auto Care Business’ aftermarket A/C products. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, while such regulations are not currently in effect, the applicable regulations could be implemented and if so, depending on the scope and timing of the regulations, could have a materially adverse impact on our business.

In addition, regulations may be enacted governing the packaging, use and disposal of the Acquired Auto Care Business’ products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, or if substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes is not approved by the EPA or other regulatory bodies, the future market for Acquired Auto Care Business’ products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, any alternatives to R-134a for use in the A/C systems of new vehicles will likely be at a higher cost than that of R-134a and access to supply may be limited. If an alternative becomes widely used, we may be unable to obtain sufficient supply or we may obtain supply at a cost that impacts our net sales and gross margins if we are unable to price products to reflect the increased cost of the alternatives.

We may not be able to successfully complete the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the Europe, the Middle East and Africa region, including manufacturing and distribution facilities in Germany (the "Varta Divestment Business").
On January 2, 2019, we completed the Acquired Battery Business in a transaction valued at $2,000 million, before contractual adjustments. The approval of the European Commission to the consummation of the Acquired Battery Business was conditioned on the divestiture by us of the Varta Divestment Business within six months of closing (with the possibility of limited extensions in the discretion of the European Commission). In the event that actual proceeds from the sale of the Varta Divestment Business, including specified adjustments, exceed $600 million, we have agreed to pay Spectrum 25% of such excess, reducing the overall proceeds to us from the divestiture. In the event that actual proceeds, including specified adjustments, are less than $600 million, Spectrum has agreed to pay us the lesser of (i) 75% of the shortfall and (ii) $200 million.

Divestitures involve significant risks and uncertainties, including:

•
inability to find potential buyers on favorable terms, within the timeline required, or that would meet the European Commission’s requirements, including that the buyer be currently participating in or able to operate a business effectively in the consumer products industry;

•	failure to effectively transfer liabilities, contracts, operations, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	ability to reduce costs to achieve expected synergies for the rest of our business;

•	disruption of our ongoing business and distraction of management;

•	difficulties with transition services following the divestiture that result in material impacts to our ongoing operations;

•	loss of key employees who leave the Company as a result of a divestiture; and

•
if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

We may not be able to complete the divestiture on terms favorable to us. If we are unable to complete the divestiture within the timeframe allotted or find a purchaser that meets the criteria required by the European Commission, the European Commission will assume responsibility for the divestiture, which could result in significantly lower proceeds to us than we would otherwise receive. In addition, the divestiture may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations.

The buyer of the Varta Divestment Business will own and/or have the right to use the Varta brand for consumer batteries, portable lights, and chargers, in EMEA. Several factors, including consumer perception, adverse events and publicity about the products marketed under the brand, the buyer’s failure to maintain the quality of products sold under Varta brand, the buyer’s failure to properly prosecute intellectual property rights related to the brand, or supply shortages or other operational issues in countries where we do not operate, could diminish the value of this brand with varying degrees of significance, including in countries where we operate and use it. Additionally, we will enter into an exclusive supply agreement with the purchaser of the Varta Divestment Business under which we will exclusively supply Rayovac-branded hearing aid batteries to the purchaser of the Varta Divestment Business, which the purchaser of the Varta Divestment Business will be entitled to resell solely to non-audiologist mass retailers in EMEA for five years, with a possible two year extension. For a period of at least ten years following the effective date of the supply agreement, we will be required to refrain from selling Rayovac branded hearing aid batteries in the aforementioned channel. The lack of control over the sales and distribution of the Rayovac-branded hearing aid batteries in such channel could result in reduced customer loyalty and awareness which could have an adverse impact on the value of the Rayovac brand and our future revenues.

We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting the Varta Divestment Business, and such divestiture could materially and adversely affect our business, financial condition, results of operations and cash flows.

Further, the divestiture will result in transition services being provided between us and the buyer as well as between us and Spectrum and Spectrum and the buyer, resulting in an increased risk of potential disruption to our business from the failure by a party to provide services in a timely fashion.

Our debt to finance the acquisitions of the Acquired Businesses is significant and could adversely affect our business and our ability to meet our obligations.
At December 31, 2018, our total aggregate outstanding indebtedness was approximately $3.7 billion, including debt held in escrow for the Acquired Battery Business. In January 2019, part of the escrowed debt was utilized to repay $647.0 million of indebtedness outstanding at December 31, 2018, however; we also incurred new debt of approximately $600.0 million, in connection with the acquisition of the Acquired Auto Care Business. Interest costs related to our debt will be significant. Our debt agreements contain negative or financial covenants that would limit our operational flexibility.

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
We and our subsidiaries may be able to incur substantial additional debt in the future. Although the indentures governing the notes offered hereby, our existing notes and the credit agreement contain or will contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, none of the indentures governing the notes offered hereby or the existing notes, or the credit agreement will prevent us from incurring obligations that do not constitute debt under those agreements.

We may not be able to generate sufficient cash to service all of our debt, including the notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
The ability of Energizer to make scheduled payments on their respective indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our 2018 Revolving Facility, will be available to us in an amount sufficient to enable us and our subsidiaries to pay their debt, including the notes offered hereby, or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund our and our subsidiaries debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our debt, including the notes. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. We anticipate that the indenture governing the notes offered hereby, similar to the credit agreement and existing notes, will restrict our ability to dispose of assets and use the proceeds from any such disposition.

If we or our subsidiaries cannot make scheduled payments on our debt, we and/or our subsidiaries, as the case may be in default and, as a result, the holders of the notes and the holders of the existing notes could declare all outstanding principal and interest to be due and payable, the lenders under the senior credit facilities could declare all outstanding amounts under such facilities due and payable and, with respect to the 2018 Revolving Facility, terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the senior credit facilities, and we could be forced into bankruptcy or liquidation, which could result in you losing all or a portion of your investment in the notes.

If our debt or the debt of our subsidiaries is accelerated, we may need to refinance all or a portion of our debt, including the notes, before maturity. We cannot assure that we will be able to refinance any of our debt, including borrowings under the senior credit facilities and our existing notes, on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2019 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	554	$57.40	—	3,838,791
November 1 - November 30	136,248	$52.12	—	3,838,791
December 1 - December 31	—	$—	—	3,838,791
Total	136,802	$52.14	—
(1) 136,802 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

2.8**
Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 15, 2018).

2.9**
Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Third Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.3
Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.1
Supplemental Indenture dated January 2, 2019, by and among Energizer Holdings, Inc. as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.2
Supplemental Indenture dated January 2, 2019, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.3
Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.4
Indenture, dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.5	Form of 7.750% Senior Notes due 2027 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.6
Supplemental Indenture dated January 28, 2019 to the Indenture dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.7
Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and among Energizer Holdings, Inc., as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.8
Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.9
Supplemental Indenture dated January 28, 2019 to the Indenture dated June 1, 2015, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed January 28, 2019).

10.1
Credit Agreement, dated as of December 17, 2018, by and among Energizer Holdings, Inc., each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2018).

10.2
Shareholder Agreement dated January 28, 2019, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. and a joinder thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	February 5, 2019