Form 10-Q
period 2019-03-31
ENERGIZER HOLDINGS, INC.
filed 2019-05-08
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-36837
____________________________________________________________________________________________________________
ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	36-4802442
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

533 Maryville University Drive
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 985-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ENR	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, par value $.01 per share	ENR PRA	New York Stock Exchange

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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 6, 2019: 69,875,154.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net sales	$556.4	$374.4	$1,128.3	$947.7
Cost of products sold	362.2	205.9	658.6	500.9
Gross profit	194.2	168.5	469.7	446.8
Selling, general and administrative expense	141.3	104.2	245.9	203.4
Advertising and sales promotion expense	24.7	20.9	65.6	58.2
Research and development expense	8.7	5.4	14.2	10.7
Amortization of intangible assets	12.5	2.8	15.7	5.6
Interest expense	77.2	16.5	125.4	29.9
Other items, net	3.8	0.9	(13.1)	2.2
(Loss)/earnings before income taxes	(74.0)	17.8	16.0	136.8
Income tax (benefit)/provision	(11.7)	10.0	7.5	68.6
Net (loss)/earnings from continuing operations	$(62.3)	$7.8	$8.5	$68.2
Net loss from discontinued operations, net of income tax benefit of $2.9	(11.0)	—	(11.0)	—
Net (loss)/earnings	(73.3)	7.8	(2.5)	68.2
Mandatory preferred stock dividends	(3.3)	—	(3.3)	—
Net (loss)/earnings attributable to common shareholders	$(76.6)	$7.8	$(5.8)	$68.2

Basic net (loss)/earnings per common share - continuing operations	$(0.97)	$0.13	$0.08	$1.14
Basic net loss per common share - discontinued operations	(0.17)	—	(0.17)	—
Basic net (loss)/earnings per common share	$(1.14)	$0.13	$(0.09)	$1.14

Diluted net (loss)/earnings per common share - continuing operations	$(0.97)	$0.13	$0.08	$1.11
Diluted net loss per common share - discontinued operations	(0.17)	—	(0.17)	—
Diluted net (loss)/earnings per common share	$(1.14)	$0.13	$(0.09)	$1.11

Weighted average shares of common stock - Basic	67.3	59.7	63.5	60.0
Weighted average shares of common stock - Diluted	67.3	61.1	64.6	61.3

Statements of Comprehensive Income:
Net (loss)/earnings	$(73.3)	$7.8	$(2.5)	$68.2
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	20.3	9.3	16.6	16.6
Pension activity, net of tax of $0.3 and $0.6, for the quarter and six months ended March 31, 2019, respectively, and $0.3 and $0.8 for the quarter and six months ended March 31, 2018, respectively.	1.0	0.6	2.1	1.8
Deferred (loss)/gain on hedging activity, net of tax of ($0.8) and ($1.8), for the quarter and six months ended March 31, 2019, respectively, and $1.5 and $2.6 for the quarter and six months ended March 31, 2018, respectively.	(1.1)	3.8	(4.4)	6.3
Total comprehensive (loss)/income	$(53.1)	$21.5	$11.8	$92.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2019	September 30, 2018
Current assets
Cash and cash equivalents	$332.9	$522.1
Trade receivables, less allowance for doubtful accounts of $6.8 and $4.0, respectively	352.6	230.4
Inventories	491.1	323.1
Other current assets	153.6	95.5
Assets held for sale	848.2	—
Total current assets	2,178.4	1,171.1
Restricted cash	—	1,246.2
Property, plant and equipment, net	363.7	166.7
Goodwill	1,012.4	244.2
Other intangible assets, net	1,936.8	232.7
Deferred tax asset	50.2	36.9
Other assets	100.8	81.0
Total assets	$5,642.3	$3,178.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$10.0	$4.0
Current portion of capital leases	1.6	—
Notes payable	8.2	247.3
Accounts payable	291.2	228.9
Other current liabilities	315.6	271.0
Liabilities held for sale	389.6	—
Total current liabilities	1,016.2	751.2
Long-term debt	3,557.1	976.1
Long-term debt held in escrow	—	1,230.7
Other liabilities	423.7	196.3
Total liabilities	4,997.0	3,154.3
Shareholders' equity
Common stock	0.7	0.6
Mandatory convertible preferred stock	—	—
Additional paid-in capital	860.5	217.8
Retained earnings	127.9	177.3
Treasury stock	(116.3)	(129.4)
Accumulated other comprehensive loss	(227.5)	(241.8)
Total shareholders' equity	645.3	24.5
Total liabilities and shareholders' equity	$5,642.3	$3,178.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2019	2018
Cash Flow from Operating Activities
Net (loss)/earnings	$(2.5)	$68.2
Loss from discontinued operations, net of tax	(11.0)	—
Net earnings from continuing operations	8.5	68.2
Depreciation and amortization	40.0	22.4
Deferred income taxes	0.2	13.6
Share-based compensation expense	14.1	14.0
Mandatory transition tax	1.5	28.8
Inventory step up	27.2	—
Non-cash items included in income, net	(5.8)	6.6
Other, net	(3.5)	(4.2)
Changes in current assets and liabilities used in operations	(69.2)	11.2
Net cash from operating activities from continuing operations	13.0	160.6
Net cash used by operating activities from discontinued operations	(11.2)	—
Net cash from operating activities	1.8	160.6

Cash Flow from Investing Activities
Capital expenditures	(20.7)	(11.3)
Proceeds from sale of assets	0.1	—
Acquisitions, net of cash acquired	(2,403.8)	—
Net cash used by investing activities from continuing operations	(2,424.4)	(11.3)
Net cash used by investing activities from discontinued operations	(450.6)	—
Net cash used by investing activities	(2,875.0)	(11.3)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,800.0	—
Payments on debt with maturities greater than 90 days	(438.4)	(2.0)
Net (decrease)/increase in debt with original maturities of 90 days or less	(239.1)	43.4
Debt issuance costs	(40.1)	—
Net proceeds from issuance of mandatory convertible preferred shares	199.5	—
Net proceeds from issuance of common stock	205.3	—
Dividends paid on common stock	(40.8)	(35.0)
Common stock purchased	—	(50.0)
Taxes paid for withheld share-based payments	(7.1)	(1.8)
Net cash from/(used by) financing activities from continuing operations	1,439.3	(45.4)
Net cash used by financing activities from discontinued operations	(1.0)	—
Net cash from/(used by) financing activities	1,438.3	(45.4)

Effect of exchange rate changes on cash	(0.5)	8.4

Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(972.6)	112.3
Net decrease in cash, cash equivalents, and restricted cash from discontinued operations	(462.8)	—
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(1,435.4)	112.3
Cash, cash equivalents, and restricted cash, beginning of period	1,768.3	378.0
Cash, cash equivalents, and restricted cash, end of period	$332.9	$490.3
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(129.4)	$(241.8)	$24.5
Net earnings	—	—	—	—	—	70.8	—	—	70.8
Share based payments	—	—	—	—	6.5	—	—	—	6.5
Activity under stock plans	—	290	—	—	(16.1)	(3.6)	12.6	—	(7.1)
Dividends to shareholders ($0.30 per share)	—	—	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	—	—	(5.9)	(5.9)
December 31, 2018	—	59,898	$—	$0.6	$208.2	$226.1	$(116.8)	$(247.7)	$70.4
Net loss from continuing operations	—	—	—	—	—	(62.3)	—	—	(62.3)
Net loss from discontinued operations	—	—	—	—	—	(11.0)	—	—	(11.0)
Share based payments	—	—	—	—	7.6	—	—	—	7.6
Issuance of common stock	—	9,966		0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Activity under stock plans	—	11	—	—	(0.5)	—	0.5	—	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Dividends to preferred shareholders ($1.83 per share)	—	—	—	—	—	(3.3)	—	—	(3.3)
Other comprehensive income	—	—	—	—	—	—	—	20.2	20.2
March 31, 2019	2,156	69,875	$—	$0.7	$860.5	$127.9	$(116.3)	$(227.5)	$645.3

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
September 30, 2017	—	60,709	$—	$0.6	$196.7	$198.7	$(72.1)	$(238.8)	$85.1
Net earnings	—	—	—	—	—	60.4	—	—	60.4
Adoption of ASU 2016-16	—	—	—	—	—	(59.2)	—	—	(59.2)
Share based payments	—	—	—	—	6.7	—	—	—	6.7
Common stock purchased	—	(1,126)	—	—	—	—	(50.0)	—	(50.0)
Activity under stock plans	—	91	—	—	(4.8)	(0.8)	3.8	—	(1.8)
Dividends to shareholders ($0.29 per share)	—	—	—	—	—	(18.7)	—	—	(18.7)
Other comprehensive income	—	—	—	—	—	—	—	11.1	11.1
December 31, 2017	—	59,674	$—	$0.6	$198.6	$180.4	$(118.3)	$(227.7)	$33.6
Net earnings	—	—	—	—	—	7.8	—	—	7.8
Adoption of ASU 2018-02	—	—	—	—	—	20.1	—	(20.1)	—
Share based payments	—	—	—	—	7.3	—	—	—	7.3
Activity under stock plans	—	12	—	—	(0.5)	—	0.6	—	0.1
Dividends to shareholders ($0.29 per share)	—	—	—	—	—	(17.8)	—	—	(17.8)
Other comprehensive income	—	—	—	—	—	—	—	13.7	13.7
March 31, 2018	—	59,686	$—	$0.6	$205.4	$190.5	$(117.7)	$(234.1)	$44.7
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statement (Unaudited).

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

On July 1, 2016, Energizer expanded its portfolio of brands with an acquisition of a leading designer and marketer of automotive fragrance and appearance products. The Company's brands now include Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One®. On July 2, 2018, Energizer acquired the Nu Finish® and Scratch Doctor® brands to add to its automotive appearance offerings.

On January 2, 2019, Energizer expanded its battery portfolio with the acquisitions of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). The Battery Acquisition included the Rayovac® and Varta® brands (Acquired Battery Business).

On January 28, 2019, Energizer further expanded its auto care portfolio with the acquisitions of Spectrum's global auto care business (Auto Care Acquisition). The Auto Care Acquisition included the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business).

Basis of Presentation - The accompanying Consolidated (Condensed) Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2018 included in the Annual Report on Form 10-K dated November 16, 2018.

On January 2, 2019, the Company completed the Battery Acquisition. The European Commission approved the acquisition conditioned on the divestiture of the Varta consumer battery, chargers, portable power and portable lighting business in the Europe, Middle East and Africa region (EMEA), including manufacturing and distribution facilities in Germany (Divestment Business). The Company expects to complete this divestiture in the beginning of the fourth quarter of fiscal 2019. As a result, the assets and liabilities associated with the Divestment Business have been classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheets and the respective operations of the Divestment have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Statements of Cash Flows. See Note 4 - Divestment for more information on the assets and liabilities classified as held for sale and discontinued operations.

Recently Adopted Accounting Pronouncements - In the current quarter, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, on a modified retrospective basis effective October 1, 2018. This update intends to simplify hedge accounting and decrease complexity for both the preparation and understanding of hedging disclosures in the financial statements. Upon adoption, the Company reclassified $4.8 of hedging settlement gains for the six months ended March 31, 2019 from Other items, net and into Cost of products sold. The gains were related to our currency hedges on payment of inventory purchases and will now be recorded in Cost of products sold to align with the new guidance. The Company also began a zinc hedging program in the second quarter. See additional discussion in Note 13, Financial Instruments and Risk Management.

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

Effective October 1, 2018, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company will defer and recognize allowable implementation costs for future projects. Capitalized implementation costs were not material for the quarter and six months ended March 31, 2019.

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
Recently Issued Accounting Pronouncements - On February 25, 2016, the FASB issued ASU 2016-02, Leases. This update aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update will be effective for Energizer beginning October 1, 2019. Energizer is in the process of evaluating the impact the guidance will have on its financial statements.
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
Nature of Our Business
The Company, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance, appearance, performance and air conditioning recharge products. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. We sell to our customers through a combination of a direct sales force and exclusive and non-exclusive third-party distributors and wholesalers.

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

Supplemental product and market information is presented below for revenues from external customers for the quarter and six months ended March 31, 2019 and 2018:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Net Sales	2019	2018	2019	2018
Batteries	$419.4	$330.3	$941.3	$854.8
Auto Care	108.6	23.4	129.1	44.8
Lights and Licensing	28.4	20.7	57.9	48.1
Total Net Sales	$556.4	$374.4	$1,128.3	$947.7

	For the Quarter Ended March 31,		For the Six Months Ended March 31
	2019	2018	2019	2018
Net Sales
North America	$323.9	$196.6	$664.9	$531.6
Latin America	57.7	27.5	90.2	65.6
Americas	381.6	224.1	755.1	597.2
Modern Markets	102.5	83.8	229.9	213.8
Developing Markets	44.9	44.7	94.6	91.3
Distributors Markets	27.4	21.8	48.7	45.4
International	174.8	150.3	373.2	350.5
Total Net Sales	$556.4	$374.4	$1,128.3	$947.7

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
Transaction Price
In accordance with the guidance, the Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contracts. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale.
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

(3) Acquisitions

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The initial cash paid after contractual and estimated working capital adjustments was $1,956.2. Included in the above amount is $450.0 of cash consideration that has initially been allocated to the Divestment business discussed below. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. See Note 10, Debt, for additional discussion on the senior notes and term loans issued.

Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Varta consumer battery, chargers, portable power and portable lighting business in the Europe, Middle East and Africa region (EMEA), including manufacturing and distribution facilities in Germany. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac branded consumer and hearing aid batteries business. Energizer began the formal divestiture process immediately after close and expects to complete the divestiture in the beginning of the fourth quarter of fiscal 2019. The assets and liabilities associated with this business have been reported as held or sale both on the preliminary purchase price allocation and the Consolidated (Condensed) Balance Sheets as of March 31, 2019.

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date.
We have calculated fair values of assets and liabilities acquired for the Battery Acquisition based on our preliminary valuation analysis. Certain preliminary values, including Inventory, Property, plant and equipment, Intangible assets, Deferred taxes and the resultant Goodwill, are not yet finalized pending the final purchase price allocation and are subject to change as additional information is obtained and the final valuation is completed. Preliminary estimates will be finalized within one year of the date of acquisition.

For purposes of the allocation, the Company determined a preliminary fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the inventory of $14.2 was recorded as expense to Cost of products sold in the second quarter 2019 as that inventory was sold. The fair values of the Battery Acquisition's Property, plant and equipment were estimated using the market approach for land and variations of the cost approach for the buildings and equipment. The fair values of the Battery Acquisition's identifiable intangible assets were estimated using variations of the income approach such as the relief from royalty method and the multi-period excess earnings method.

The Company is still evaluating the current and deferred tax implications and the accounting implications of the asset versus stock deal by legal jurisdiction, as well as the varying statutory tax rates across the global business. The Company maintained the deferred balances from the carrying amount of the Acquired Battery Business as of January 2, 2019 until that evaluation is completed. Preliminary step ups on the deferred tax liabilities have been recorded based on the valuation of the Property, plant and equipment and Intangible assets.

Assets held for sale include the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The preliminary fair value adjustment for the inventory of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

$11.2 was recorded as expense in the results from discontinued operations in the second quarter 2019 as that inventory was sold. A preliminary estimate of goodwill has also been allocated to the Assets held for sale.
The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$37.8
Trade receivables	60.6
Inventories	81.0
Other current assets	21.0
Assets held for sale	855.0
Property, plant and equipment, net	138.5
Goodwill	498.6
Other intangible assets, net	747.5
Other assets	14.1
Current portion of capital leases	(1.2)
Accounts payable	(40.8)
Other current liabilities	(22.8)
Long-term debt	(14.7)
Liabilities held for sale	(405.0)
Other liabilities	(13.4)
Net assets acquired	$1,956.2

The table below outlines the purchased identifiable intangible assets of $747.5:

	Total	Weighted Average Useful Lives
Trade names	$513.0	Indefinite
Proprietary technology	61.0	5.9
Customer relationships	173.5	15.0
Total Other intangible assets, net	$747.5

Estimated asset valuations and assumed liabilities, including deferred income taxes, may be adjusted in subsequent filings as final purchase price allocations are completed. Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, selling, general and administrative reductions and procurement efficiencies. The assignment of goodwill to our reportable segments, as well as the allocation to Assets held for sale, is not currently complete. The goodwill associated with this acquisition is deductible for tax purposes.

Auto Care Acquisition - On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including the Armor All, STP, and A/C PRO brands for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments. The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum. The acquisition allowed for the Company to become a global leader in the auto care market and added automotive performance and air conditioning recharge products to its auto care portfolio.

On January 28, 2019, the Company completed the Auto Care Acquisition. The initial cash paid after contractual and estimated working capital adjustments was $938.7. Per the acquisition agreement, the equity consideration to Spectrum was determined by dividing the contractually committed common stock amount of $312.5 by the volume weighted average sales price (VWAP) per share of the Company's common stock for the 10 consecutive trading days immediately preceding November 15, 2018, subject to certain potential adjustments under such agreement. As a result, 5.3 million

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

shares were issued to Spectrum on January 28, 2019. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares at the Energizer closing stock price of $45.55 on January 28, 2019. In addition, per the terms of the agreement, additional consideration of $36.8 was included in the above cash consideration paid to Spectrum based on the difference between the 10 day VWAP and the 20 day VWAP beginning with the 10th trading day immediately preceding November 15, 2018.

The Company funded a portion of the cash consideration of the Auto Care Acquisition with the issuance of new senior notes and the issuance of common stock and Series A mandatory convertible preferred stock in January 2019. Refer to Note 10, Debt, and Note 12, Shareholders' Equity, for further information on the debt and equity issuances, respectively. Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition. This was in addition to the $2.0 earned in November 2018 for services rendered on the transaction.

The Auto Care Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date.
We have calculated fair values of assets and liabilities acquired for the Auto Care Acquisition based on our preliminary valuation analysis. Certain preliminary values, including Inventory, Property, plant and equipment, Intangible assets, Deferred taxes and the resultant Goodwill, are not yet finalized pending the final purchase price allocation and are subject to change as additional information is obtained and the final valuation is completed. Preliminary estimates will be finalized within one year of the date of acquisition.

For purposes of the allocation, the Company determined a preliminary fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the inventory was $19.5, of which $13.0 was recorded as expense to Cost of products sold in the second quarter 2019 as that inventory was sold and the remaining $6.5 will be recorded in the third quarter when the remaining inventory is sold. The fair values of the Auto Care Acquisition's Property, plant and equipment were estimated using variations of the cost approach for the building and equipment. The fair values of the Auto Care Acquisition's identifiable intangible assets were estimated using variations of the income approach such as the relief from royalty method and the multi-period excess earnings method.

The Company is still evaluating the current and deferred tax implications and the accounting implications of the asset versus stock deal by legal jurisdiction, as well as the varying statutory tax rates across the global business. The Company maintained the deferred balances from the carrying amount of the Acquired Auto Care Business as of January 28, 2019 until that evaluation is completed. Preliminary step ups on the deferred tax liabilities have been recorded based on the valuation of the Property, plant and equipment and Intangible assets.

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$3.3
Trade receivables	49.7
Inventories	97.8
Other current assets	1.3
Property, plant and equipment, net	66.5
Goodwill	268.4
Other intangible assets, net	972.5
Deferred tax assets	12.1
Other assets	3.2
Current portion of capital leases	(0.4)
Accounts payable	(27.5)
Other current liabilities	(14.7)
Long-term debt	(31.9)
Other liabilities (deferred tax liabilities)	(221.1)
Net assets acquired	$1,179.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The table below outlines the purchased identifiable intangible assets of $972.5:

	Total	Weighted Average Useful Lives
Trade names	$702.9	Indefinite
Trade names	16.7	15.0
Proprietary technology	113.5	9.8
Customer relationships	139.4	15.0
Total Other intangible assets, net	$972.5

Estimated asset valuations and assumed liabilities, including deferred income taxes, will be adjusted in subsequent filings as final purchase price allocations are completed. Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, selling, general and administrative reductions and procurement efficiencies. The assignment of goodwill to our reportable segments is not currently complete. The goodwill is not deductible for tax purposes.

Nu Finish Acquisition - On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter and six months ended March 31, 2019 associated with the Nu Finish Acquisition was $1.9 and $2.9, respectively, and earnings before income taxes was $0.8 for both periods.

We have calculated fair values of assets and liabilities acquired for the Nu Finish Acquisition and completed our valuation analysis. For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the inventory of $0.2 was recorded as expense to Cost of products sold in the fourth quarter 2018 as that inventory was sold. The fair values of the Nu Finish Acquisition's identifiable intangible assets were estimated using variations of the income approach such as the relief from royalty method and the multi-period excess earnings method.

The purchase price allocation is as follows:

Trade receivables	$2.4
Inventories	0.9
Goodwill	14.7
Other intangible assets, net	21.8
Accounts payable	(1.7)
Net assets acquired	$38.1

The table below outlines the purchased identifiable intangible assets of $21.8:

	Total	Weighted Average Useful Lives
Customer relationships	$15.2	15.0
Trade names	4.2	14.0
Proprietary formula	2.4	11.0
Total Other intangible assets, net	$21.8	14.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction. The acquired goodwill has been allocated to the Americas' reportable segment. The goodwill is deductible for tax purposes.

Pro Forma Financial Information- Pro forma net sales, Pro forma net earnings/(loss) from continuing operations, Pro from net earnings/(loss) from continuing operations attributable to common shareholders and Pro forma diluted net earnings/(loss) per common share - continuing operations for the quarter and six months ended March 31, 2019 and 2018 are shown in the table below. The pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. The pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company. The Nu Finish Acquisition was immaterial for this disclosure and is only included for the periods owned by the Company.

The pro forma adjustments are based upon preliminary purchase price allocations and include purchase accounting adjustments for the impact of the inventory step up charge, depreciation and amortization expense from the fair value of the intangible assets and property, plant and equipment, interest and financing costs and the impact of the equity consideration completed to fund the acquisitions. Cost synergies that may result from combining Energizer and the Battery and Auto Care Acquisitions are not included in the pro forma table below.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Pro forma net sales	$578.5	$607.5	$1,353.2	$1,393.2
Pro forma net earnings/(loss) from continuing operations	16.1	15.2	103.2	(25.1)
Pro forma mandatory preferred stock dividends	4.1	4.1	8.1	8.1
Pro forma net earnings/(loss) from continuing operations attributable to common shareholders	$12.0	$11.1	$95.1	$(33.2)
Pro forma diluted net earnings/(loss) per common share - continuing operations	$0.17	$0.16	$1.34	$(0.47)
Pro forma weighted average shares of common stock - Diluted	71.0	71.1	71.0	71.3

The shares included in the above are adjusted to assume that the common stock and MCPS shares issued for the Auto Care Acquisition occurred as of October 1, 2017. For all periods presented, the MCPS conversion was anti-dilutive and not assumed in the calculation.

The unaudited pro forma data above includes the following significant adjustments made to account for certain costs to adjust for as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for each respective period:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
(Additional expense)/Expense removed	2019	2018	2019	2018
Inventory step up (1)	$22.5	$—	$22.0	$(26.5)
Acquisition and integration costs (2)	30.1	16.7	50.3	(48.9)
Interest and ticking fees on escrowed debt (3)	27.5	2.8	53.0	2.2
Gains on escrowed funds (4)	—	—	(12.0)	—

(1) The inventory step up was removed from fiscal 2019 and recorded in the first quarter of fiscal 2018 as the inventory turn would have occurred in that quarter. The remaining inventory step up of $5.1 related to the Auto Care Acquisition expected to be incurred in the third quarter 2019 was also included in the first six months ended March 31, 2018 as the inventory turn would have occurred in that period if the acquisition had occurred as of October 1, 2017.
(2) Acquisition and integration costs incurred to obtain legal approval, pay investment banking fees and other transaction related expenses were removed from the various periods and recorded in the first quarter of fiscal 2018 when the transaction is assumed to have occurred.
(3) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

the new capital structure was included in the results and the pre-tax amount of $47.6 and $95.2 for the three and six month periods, respectively, were included in the results above.
(4) The escrowed debt funds earned interest income and had gains on the non functional currency balances. These gains would not have been realized if the transaction had occurred as of October 1, 2017.

The pro-forma results above include restructuring charges recorded by the Auto Care Business of $3.1 and $7.1 during the three and six months ended March 31, 2018, respectively. Excluded from the above is the Write-down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care Business during the six months ended March 31, 2019. This loss was recorded as a direct result of the transaction and would not have impacted the combined company results.

Net sales and Loss before income taxes for the Battery and Auto Care Acquisitions included in the Company's Consolidated (Condensed) Statement of Earnings and Comprehensive Income are shown in the following table. The Loss before income taxes includes the inventory fair value adjustment recorded for the acquisitions, but excludes all acquisition and integration costs as well as any additional interest incurred by the Company for the debt issuances to complete the acquisitions:

	For the Quarter and Six Months Ended March 31, 2019
	Battery Acquisition	Auto Care Acquisition
Net sales	$99.9	$84.5
Inventory fair value adjustment	14.2	13.0
Loss before income taxes	(1.1)	(0.8)

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $95.4 and $131.9 in the quarter and six months ended March 31, 2019, respectively, and $19.4 and $25.1 for the quarter and six months ended March 31, 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $31.7 for both the quarter and the six months ended March 31, 2019 and primarily related to the inventory fair value adjustment of $27.2.

Pre-tax acquisition and integration costs recorded in SG&A were $29.1 and $48.0 for the quarter and six months ended March 31, 2019, respectively, and $16.5 and $22.2 for the quarter and six months ended March 31, 2018, respectively, and primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

Also included in the pre-tax acquisition costs for the quarter and six months ended March 31, 2019 was $33.2 and $65.6, respectively, of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The quarter and six months ended March 31, 2018 each included $2.9 related to debt for the Battery Acquisition.

In the quarter ended March 31, 2019, the Company incurred $1.5 of expense to settle hedge contracts of the acquired business and earned income of $0.1 related to transition services agreements. During the first quarter 2019, prior to closing on the Battery Acquisition, the Company held the funds from the escrowed debt offerings in a restricted cash account. The Company recorded a pre-tax gain in Other items, net of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the six months ended March 31, 2019. The Company also recorded interest income in Other items, net of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the six months ended March 31, 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Divestment

As discussed in Note 1, the Divestment Business was classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheets and as discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The Divestment Business is expected to be sold at the beginning of the fourth quarter of the current fiscal year.

The following table summarizes the assets and liabilities of the Divestment Business classified as held for sale as of March 31, 2019. As the Company did not own the business as of September 30, 2018, there are no Divestment Business assets or liabilities as of that period:

March 31, 2019
Assets
Trade receivables	$63.7
Inventories	47.6
Other current assets	18.4
Property, plant and equipment, net	73.8
Goodwill	63.8
Other intangible assets, net	564.9
Other assets	16.0
Assets held for sale	$848.2

Liabilities
Current portion of capital leases	$5.2
Accounts payable	38.8
Other current liabilities	79.7
Long-term debt	27.1
Other liabilities (1)	238.8
Liabilities held for sale	$389.6
(1) Included in other liabilities is deferred tax liabilities of $198.3 and pension liabilities of $40.5 related to the Divestment Business.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the components of Loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and six months ended March 31, 2019. As the Company acquired the business on January 2, 2019, there is no activity on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the three and six months ended March 31, 2018:

For the Quarter and Six Months Ended
March 31, 2019
Net sales	$80.2
Cost of products sold	69.8
Gross profit	10.4
Selling, general and administrative expense	21.1
Advertising and sales promotion expense	0.3
Interest expense	6.7
Other items, net	(3.8)
Loss before income taxes from discontinued operations	(13.9)
Income tax benefit	(2.9)
Net loss from discontinued operations	$(11.0)

Included in the loss from discontinued operations are the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $5.7 and allocated pre-tax interest expense of $6.2.

(5) Income Taxes

The six month effective tax rate was 46.9% as compared to 50.1% for the prior year comparative period. The current year provision included the estimated impact of disallowed transaction costs related to the Battery Acquisition and the Auto Care Acquisition for which the Company does not believe that there will be an income tax benefit. Both years' provision included the impact of the U.S. tax legislation discussed below.

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

As a result of the reduction of the Federal corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. The Company has finalized the remeasurement and did not have any adjustments to the $3.0 recorded in fiscal year 2018. The provision for the six months ended March 31, 2018, included approximately $1.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes as well as the amount of non-U.S. income tax paid on such earnings. We have completed our accounting for the income tax effect of the mandatory transition tax in the first quarter of fiscal 2019. We recorded an additional $1.5 during the quarter ended December 31, 2018 related to the anticipated state tax impact for a total tax of $37.5. Included in the provision for the six months ended March 31, 2018 was an initial estimate of $30.0 related to the transition tax.

The Tax Act created a provision known as Global Intangible Low Taxed Income (GILTI) that imposes tax on certain earnings of foreign subsidiaries. The Company has elected to treat GILTI as a current period expense.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $7.6 and $14.1 for the quarter and six months ended March 31, 2019, respectively, and $7.3 and $14.0 for the quarter and six months ended March 31, 2018, respectively, and was recorded in SG&A expense.

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

(7) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance share awards and deferred compensation equity plans. Common shares issuable upon conversion of the Mandatory Convertible Preferred Stock (MCPS) are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2019 and 2018:

(in millions, except per share data)	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Basic earnings per share	2019	2018	2019	2018
Net (loss)/earnings from continuing operations	$(62.3)	$7.8	$8.5	$68.2
Mandatory preferred stock dividends	(3.3)	—	(3.3)	—
Net (loss)/earnings from continuing operations attributable to common shareholders	(65.6)	7.8	5.2	68.2
Net loss from discontinued operations, net of tax	(11.0)	—	(11.0)	—
Net (loss)/earnings attributable to common shareholders	$(76.6)	$7.8	$(5.8)	$68.2

Weighted average common shares outstanding - basic	67.3	59.7	63.5	60.0

Basic net (loss)/earnings per common share from continuing operations	$(0.97)	$0.13	$0.08	$1.14
Basic net loss per common share from discontinued operations	(0.17)	—	(0.17)	—
Basic net (loss)/earnings per common share	$(1.14)	$0.13	$(0.09)	$1.14

Diluted earnings per share
Net (loss)/earnings attributable to common shareholders	$(76.6)	$7.8	$(5.8)	$68.2

Weighted average common shares outstanding - basic	67.3	59.7	63.5	60.0
Dilutive effect of restricted stock equivalents	—	1.4	0.3	1.3
Dilutive effect of performance shares	—	—	0.6	—
Dilutive effect of stock based deferred compensation plan	—	—	0.2	—
Weighted average common shares outstanding - diluted	67.3	61.1	64.6	61.3

Diluted net (loss)/earnings per common share - continuing operations	$(0.97)	$0.13	$0.08	$1.11
Diluted net loss per common share - discontinued operations	(0.17)	—	(0.17)	—
Diluted net (loss)/earnings per common share	$(1.14)	$0.13	$(0.09)	$1.11

For the quarter ended March 31, 2019, as our continuing operations were in a loss position, all restricted shares were anti-dilutive and excluded from our dilutive net earnings per share calculation. For the six months ended March 31, 2019, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculation. The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings per share.

For the quarter and six months ended March 31, 2018, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations.

(8) Segments

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

Segment sales and profitability for the quarter and six months ended March 31, 2019 and 2018, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net Sales
Americas	$381.6	$224.1	$755.1	$597.2
International	174.8	150.3	373.2	350.5
Total net sales	$556.4	$374.4	$1,128.3	$947.7
Segment Profit
Americas	$88.7	$55.7	$204.8	$178.8
International	36.4	34.1	91.0	83.3
Total segment profit	125.1	89.8	295.8	262.1
General corporate and other expenses (1)	(29.7)	(24.7)	(48.4)	(46.3)
Global marketing expense (2)	(6.4)	(5.2)	(9.5)	(8.4)
Research and development expense	(8.7)	(5.4)	(14.2)	(10.7)
Amortization of intangible assets	(12.5)	(2.8)	(15.7)	(5.6)
Acquisition and integration costs (3)	(95.4)	(19.4)	(131.9)	(25.1)
Interest expense (4)	(44.0)	(13.6)	(59.8)	(27.0)
Other items, net (5)	(2.4)	(0.9)	(0.3)	(2.2)
Total (loss)/earnings before income taxes	$(74.0)	$17.8	$16.0	$136.8

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) The quarter and six months ended March 31, 2019 includes $2.2 and $3.4 recorded in SG&A, respectively, and $4.2 and $6.1 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarter and six months ended March 31, 2018 includes $1.3 and $1.8 recorded in SG&A, respectively, and $3.9 and $6.6 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) The quarter and six months ended March 31, 2019, includes $31.7 recorded in Cost of products sold, including $27.2 of inventory step up. The quarter and six months ended March 31, 2019 includes $29.1 and $48.0 recorded in SG&A, respectively, $33.2 and $65.6 recorded in Interest expense, respectively, and a loss of $1.4 and a gain of $13.4 recorded in Other items, net, respectively, on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarter and six months ended March 31, 2018 includes $16.5 and $22.2 recorded in SG&A, respectively, and $2.9 recorded in Interest expense, respectively, on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) Interest expense for the quarter and six months ended March 31, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income includes $33.2 and $65.6, respectively, and the quarter and six months ended March 31, 2018 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income includes $2.9 of acquisition commitment fees, debt ticking fees, and interest on escrowed debt which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.
(5) The amounts for the quarter and six months ended March 31, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income includes a loss of $1.4 and a gain of $13.4, respectively, which have been reclassified for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include all restricted cash related to the Battery Acquisition, financial instruments and deferred tax assets that are managed outside of operating segments. Total assets by segment are presented below:

	March 31, 2019	September 30, 2018
Americas	$1,047.1	$504.2
International	652.3	851.5
Total segment assets	$1,699.4	$1,355.7
Corporate	145.5	1,346.3
Goodwill and other intangible assets	2,949.2	476.8
Assets held for sale	848.2	—
Total assets	$5,642.3	$3,178.8

(9) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2018 and March 31, 2019:

	Americas	International	Unallocated	Total
Balance at October 1, 2018	$228.4	$15.8	$—	$244.2
Battery Acquisition	—	—	498.6	498.6
Auto Care Acquisition	—	—	268.4	268.4
Cumulative translation adjustment	—	0.2	1.0	1.2
Balance at March 31, 2019	$228.4	$16.0	$768.0	$1,012.4

The Company is still evaluating the allocation of the goodwill acquired in the Battery and Auto Care Acquisitions as of March 31, 2019.

Energizer had indefinite-lived intangible assets of $1,292.6 at March 31, 2019 and $76.9 at September 30, 2018. The increase was due to the Battery Acquisition of $513.0 and the Auto Care Acquisition of $702.9, slightly offset by changes in foreign currency of $0.2.

Total intangible assets at March 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$61.0	$7.8	$53.2
Customer relationships	412.5	21.3	391.2
Patents	34.5	6.9	27.6
Proprietary technology	174.5	4.7	169.8
Proprietary formulas	2.4	0.2	2.2
Non-compete	0.5	0.3	0.2
Total Amortizable intangible assets	685.4	41.2	644.2
Trademarks and trade names - indefinite lived	1,292.6	—	1,292.6
Total Other intangible assets, net	$1,978.0	$41.2	$1,936.8

Total intangible assets at September 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$44.3	$6.1	$38.2
Customer relationships	99.6	13.4	86.2
Patents	34.5	5.7	28.8
Proprietary formulas	2.4	0.1	2.3
Non-compete	0.5	0.2	0.3
Total Amortizable intangible assets	181.3	25.5	155.8
Trademarks and trade names - indefinite lived	76.9	—	76.9
Total Other intangible assets, net	$258.2	$25.5	$232.7

(10) Debt

The detail of long-term debt was as follows:

	March 31, 2019	September 30, 2018
Senior Secured Term Loan A Facility due 2021	$150.0	$—
Senior Secured Term Loan B Facility due 2025	1,000.0	—
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	500.0	—
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	729.2	—
7.750% Senior Notes due 2027	600.0	—
Senior Secured Term Loan B Facility due 2022	—	388.0
Capital lease obligations	47.9	—
Total long-term debt, including current maturities	3,627.1	988.0
Less current portion	(11.6)	(4.0)
Less unamortized debt discount and debt issuance fees	(58.4)	(7.9)
Total long-term debt	$3,557.1	$976.1

6.375% Senior Notes due 2026	—	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	—	754.2
Total gross long-term debt held in escrow	—	1,254.2
Less unamortized debt issuance fees	—	(23.5)
Total long-term debt held in escrow	$—	$1,230.7

Long-term debt - On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility) and which provided for a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility (2018 Term Loans). The borrowings under the term loan A require quarterly principal payments at a rate of 6.25% of the original principal balance, or $12.5. The borrowings under the term loan B require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.5. The borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement also contains customary affirmative and restrictive covenants. The new 2018 Term Loans began to accrue ticking fees in July 2018 and interest in December 2018 upon funding the Term Loans into escrow. The funds were released from escrow and used to fund the closing of the Battery Acquisition on January 2, 2019.

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

During the quarter ended March 31, 2019, the Company paid down $50.0 of the Term Loan A facility. Subsequent to the quarter end, the Company made additional payments of $72.5 and $2.5 on the Term Loan A and Term Loan B facilities, respectively. As of March 31, 2019, the Company had no outstanding borrowings under the Revolving Facility and had $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $392.4 remained available as of March 31, 2019. As of March 31, 2019 and September 30, 2018, our weighted average interest rate on short-term borrowings was 4.9% and 4.3%, respectively.

On January 17, 2019, the Company finalized pricing of $600.0 million in senior notes due in 2027 at 7.750% (2027 Notes). The 2027 Notes priced at 100% of the principal amount and the offering closed concurrently with the Auto Care Acquisition on January 28, 2019 and the proceeds were utilized to fund the acquisition. The 2027 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2027 Notes in January and July. The 2027 Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Facility.

Debt issuance fees paid related to the new bonds and the new credit agreement, including the 2018 Revolving Credit Facility, were $40.1 during the six months ended March 31, 2019.

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

On January 2, 2019, the proceeds of the 2018 Term Loans and the 2026 Notes were released from escrow and utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022, amounts drawn on the 2015 Revolving Facility, and pay acquisition related costs, including debt issuance costs.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. The swap has a current notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

Notes payable - The notes payable balance was $8.2 at March 31, 2019 and $247.3 at September 30, 2018. The March 31, 2019 balance was comprised of borrowings related to foreign affiliates. The September 30, 2018 balance was comprised of $240.0 outstanding borrowings on the 2015 Revolving facility as well as $7.3 of other borrowings, including those related to foreign affiliates. On January 2, 2019, the outstanding borrowings on the 2015 Revolving Facility were paid with the proceeds from the 2018 Term Loans and 2026 Notes.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of March 31, 2019, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long term debt, including Capital leases acquired with the Battery and Auto Care Acquisitions, as of March 31, 2019 are as follows:

	Long-term debt	Capital leases
2020	$10.0	$4.8
2021	60.0	4.8
2022	110.0	4.7
2023	10.0	4.6
2024	10.0	5.3
Thereafter	3,379.2	72.6
Total long term debt payments due	$3,579.2	96.8

Less: Interest on capital leases		(48.9)
Present value of capital lease payments (1)		$47.9
(1) Includes capital lease obligation of $1.6 recorded in Current portion of capital leases and $46.3 in Long-term debt on the Consolidated (Condensed) Balance Sheet.

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended March 31,
	U.S.		International
	2019	2018	2019	2018
Service cost	$—	$—	$0.2	$0.1
Interest cost	5.1	4.7	0.8	1.0
Expected return on plan assets	(6.5)	(7.6)	(1.3)	(1.6)
Amortization of unrecognized net losses	1.0	1.2	0.2	0.6
Net periodic (benefit)/cost	$(0.4)	$(1.7)	$(0.1)	$0.1

	For the Six Months Ended March 31,
	U.S.		International
	2019	2018	2019	2018
Service cost	$—	$—	$0.3	$0.3
Interest cost	10.2	9.4	1.4	2.1
Expected return on plan assets	(13.0)	(15.1)	(2.5)	(3.2)
Amortization of unrecognized net losses	2.0	2.2	0.5	1.1
Settlement charge	—	0.1	—	—
Net periodic (benefit)/cost	$(0.8)	$(3.4)	$(0.3)	$0.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The service cost component of the net periodic (benefit)/cost above is recorded in Selling, general and administrative expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented above.

The Company acquired a pension as part of the Divestment Business for with the Battery Acquisition which is included in Liabilities held for sale. No other material plans were acquired with the acquisitions.

(12) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no shares repurchased in the first six months of fiscal 2019. During the six months ended March 31, 2018, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

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

During the six months ended March 31, 2019, total dividends declared on common stock were $40.0 and common stock dividends paid were $40.8. The dividends paid included amounts on restricted shares that vested in the period. During the six months ended March 31, 2018, total dividends declared on common stock were $36.5 and common stock dividends paid were $35.0. The unpaid common stock dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the end of the fiscal quarter, on April 29, 2019, the Board of Directors declared a dividend for the third quarter of 2019 of $0.30 per share of common stock, payable on June 10, 2019, to all shareholders of record as of the close of business May 21, 2019.

Issuance of Common Stock - In January 2019, the Company issued 4,687,498 shares of common stock, which included the underwriters' exercise in full of their option to purchase 611,412 additional shares of common stock to cover over-allotments. The net proceeds from the sale of the common stock was $205.3, after deducting the underwriting discounts and third party fees, and were utilized to fund a portion of the cash consideration for the Auto Care Acquisition and related fees and expenses.

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

Issuance of Series A Mandatory Convertible Preferred Stock - In January 2019, the Company issued 2,156,250 shares of Series A Mandatory Convertible Preferred Stock (MCPS), with a par value of $0.01 per share and liquidation preference of $100.00 per share, which included the underwriters' exercise in full of their option to purchase 281,250 additional shares of MCPS to cover over-allotments. The net proceeds from the sale of the MCPS was $199.5, after deducting the underwriting discounts and third party fees, as well as the capped call transaction described below, and were utilized to fund the Auto Care Acquisition and related fees and expenses.

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

On January 28, 2019, the Board of Directors declared a cash dividend of $1.8333 per share of MCPS. The dividend was paid on April 15, 2019 and totaled $3.9. Through March 31, 2019, the Company had accrued $3.3 of the dividend based on the number of days the shares were outstanding in the quarter.

Subsequent to the end of the fiscal quarter, on April 29, 2019, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on July 15, 2019, to all shareholders of record as of the close of business July 1, 2019.

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

In connection with the offering of the MCPS, the Company entered into capped call transactions with certain counterparties. The capped call options are expected to reduce potential dilution to the Company’s Common Stock, subject to a cap, upon any conversion of MCPS. The Company paid $9.0 for the capped call transactions which reduced the net proceeds received from the MCPS.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(13) Financial Instruments and Risk Management

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2019 and September 30, 2018, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered into a hedging contract on zinc purchases. This contract was determined to be a cash flow hedge and qualified for hedge accounting. The pre-tax gain recognized on this zinc contract was $0.2 at March 31, 2019, and was included in Accumulated other comprehensive income on the Consolidated (Condensed) Balance Sheet. The contract maturity for this hedge extends into 2020 and there was one open contract at March 31, 2019, with a total notional value of approximately $7.

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

Additionally, Energizer’s foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in a transaction gain or loss recorded in Other items, net on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,150.0 under the 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

These hedging instruments are considered cash flow hedges for accounting purposes. At March 31, 2019 and September 30, 2018, Energizer recorded an unrealized pre-tax net gain of $0.5 and $7.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2019 and September 30, 2018, Energizer had an unrealized pre-tax gain of $3.6 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2019 levels, over the next 12 months, $3.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020. There were 64 open foreign currency contracts at March 31, 2019, with a total notional value of approximately $136.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2019, with a total notional value of approximately $81.

The following table provides the Company's estimated fair values as of March 31, 2019 and September 30, 2018, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2019 and 2018, respectively:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	At March 31, 2019	For the Quarter Ended March 31, 2019		For the Six Months Ended March 31, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$3.6	$0.9	$2.0	$4.1	$4.8
2017 Interest rate swap	0.9	(1.7)	0.2	(5.1)	0.2
2018 Interest rate swap	(0.4)	(0.5)	0.1	(1.8)	—
Zinc contracts	0.2	0.2	—	0.2	—
Total	$4.3	$(1.1)	$2.3	$(2.6)	$5.0

	At September 30, 2018	For the Quarter Ended March 31, 2018		For the Six Months Ended March 31, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (4) (5)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (4) (5)
Foreign currency contracts	$4.3	$1.6	$(1.9)	$(0.8)	$(4.3)
Interest rate swaps (2017 and 2018)	7.7	5.0	(0.3)	4.5	(0.8)
Total	$12.0	$6.6	$(2.2)	$3.7	$(5.1)
(1) All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) OCI is defined as other comprehensive income.
(3) Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in Cost of products sold, interest rate contracts in Interest expense, and commodity contracts in Cost of products sold.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.
(5) Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other items, net, interest rate contracts in Interest expense, and commodity contracts in Cost of products sold.

The following table provides estimated fair values as of March 31, 2019 and September 30, 2018 and the gains on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2019 and 2018, respectively:

	At March 31, 2019	For the Quarter Ended March 31, 2019	For the Six Months Ended March 31, 2019
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Gain Recognized in Income (1) (2)
Foreign currency contracts	$(0.2)	$0.1	$1.1

	At September 30, 2018	For the Quarter Ended March 31, 2018	For the Six Months Ended March 31, 2018
	Estimated Fair Value Liability (1)	Gain Recognized in Income (3)	Gain Recognized in Income (3)
Foreign currency contracts	$(0.1)	$1.0	$1.3
(1) All derivative assets are presented in Other current assets or Other assets and derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) Gain/(loss) recognized in Income was recorded as foreign currency in Cost of products sold.
(3) Gain/(loss) recognized in Income was recorded as foreign currency in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At March 31, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.2	$(0.1)	$4.1	$4.7	$(0.2)	$4.5

Offsetting of derivative liabilities
		At March 31, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.7)	$—	$(0.7)	$(0.3)	$—	$(0.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2019 and September 30, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	Level 2
Assets/(Liabilities) at estimated fair value:	March 31, 2019	September 30, 2018
Deferred compensation	$(27.1)	$(29.0)
Derivatives - Foreign Currency contracts	3.6	4.3
Derivatives - Foreign Currency contracts (non-hedge)	(0.2)	(0.1)
Derivatives - 2017 Interest Rate swap	0.9	—
Derivatives - 2018 Interest Rate swap	(0.4)	7.7
Derivatives - Zinc contracts	0.2	—
Exit lease liability	(0.7)	(0.6)
Net Liabilities at estimated fair value	$(23.7)	$(17.7)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2019 and at September 30, 2018.

Due to the nature of cash, cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At March 31, 2019, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At March 31, 2019, the fair market value of fixed rate long-term debt was $2,470.4 compared to its carrying value of $2,429.2 and at September 30, 2018, the fair market value of fixed rate long-term debt was $599.2 compared to its carrying value of $600.0. At September 30, 2018, the fair market value of the fixed rate long-term debt held in escrow was $1,274.4 compared to its carrying value $1,254.2. The long term debt held in escrow outstanding at September 30, 2018 was funded in the current quarter and was no longer held in escrow at March 31, 2019. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(14) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2018	$(113.6)	$(136.4)	$—	$3.3	$4.9	$(241.8)
OCI before reclassifications	16.6	—	0.2	3.2	(5.3)	14.7
Reclassifications to earnings	—	2.1	—	(3.7)	(0.1)	(1.7)
Activity related to discontinued operations	—	—	1.3	—	—	1.3
Balance at March 31, 2019	$(97.0)	$(134.3)	$1.5	$2.8	$(0.5)	$(227.5)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) This component contains non-functional currency translation gains and losses as a result of new intercompany investment balances that are recorded at historical cost on the Battery and Auto Care acquisition date, but are denominated in a currency other than the functional currency of the investment entity.  The non-functional currency movement of these investment balances must be measured and the gain or loss calculated must be recognized within Currency translation adjustment as a component of AOCI.

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$2.0	$(1.9)	$4.8	$(4.3)	Other items, net
Interest rate contracts	0.3	(0.3)	0.2	(0.8)	Interest expense
	2.3	(2.2)	5.0	(5.1)	(Loss)/earnings before income taxes
	(0.6)	0.6	(1.2)	1.2	Income tax (benefit)/provision
	$1.7	$(1.6)	$3.8	$(3.9)	Net (loss)/earnings
Amortization of defined benefit pension items
Actuarial loss	(1.2)	(1.8)	(2.5)	(3.3)	(2)
Settlement loss	—	—	—	(0.1)	(2)
	(1.2)	(1.8)	(2.5)	(3.4)	(Loss)/earnings before income taxes
	0.2	0.4	0.4	0.8	Income tax (benefit)/provision
	$(1.0)	$(1.4)	$(2.1)	$(2.6)	Net (loss)/earnings
Total reclassifications to earnings	$0.7	$(3.0)	$1.7	$(6.5)	Net (loss)/earnings
(1) Amounts in parentheses indicate debits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 11, Pension Plans, for further details).

(15) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Other items, net
Interest income	$(0.7)	$(0.3)	$(1.0)	$(0.8)
Interest income on restricted cash	—	—	(5.8)	—
Foreign currency exchange loss	3.8	2.9	2.7	7.0
Pension benefit other than service costs	(0.7)	(1.7)	(1.4)	(3.4)
Acquisition foreign currency gains	—	—	(9.0)	—
Settlement of acquired business hedging contracts	1.5	—	1.5	—
Transition services agreement income	(0.1)	—	(0.1)	—
Other	—	—	—	(0.6)
Total Other items, net	$3.8	$0.9	$(13.1)	$2.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2019	September 30, 2018
Inventories
Raw materials and supplies	$89.3	$40.0
Work in process	130.2	86.5
Finished products	271.6	196.6
Total inventories	$491.1	$323.1
Other Current Assets
Miscellaneous receivables	$26.5	$9.9
Prepaid expenses	99.4	52.2
Value added tax collectible from customers	19.1	20.8
Other	8.6	12.6
Total other current assets	$153.6	$95.5
Property, Plant and Equipment
Land	$9.8	$4.5
Buildings	171.0	110.8
Machinery and equipment	762.9	696.2
Capital leases	50.8	—
Construction in progress	22.3	12.1
Total gross property	1,016.8	823.6
Accumulated depreciation	(653.1)	(656.9)
Total property, plant and equipment, net	$363.7	$166.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$10.2	$16.5
Accrued trade allowances	57.2	39.4
Accrued salaries, vacations and incentive compensation	40.1	48.8
Accrued interest expense	34.3	27.1
Accrued related party amount	34.7	—
Income taxes payable	24.0	23.4
Other	115.1	115.8
Total other current liabilities	$315.6	$271.0
Other Liabilities
Pensions and other retirement benefits	$68.1	$70.2
Deferred compensation	27.1	29.0
Mandatory transition tax	33.1	33.1
Deferred tax liability	248.2	19.3
Other non-current liabilities	47.2	44.7
Total other liabilities	$423.7	$196.3

(16) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. As of March 31, 2019, Spectrum owns 7.6% of the Company's outstanding common shares. Refer to Note 12 Shareholders' Equity for additional discussion on the common shares issued to Spectrum.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Following the completion of the Battery and Auto Care Acquisitions, the Company and Spectrum have entered into transition service agreements (TSA) and reverse TSA. Under the agreements, Energizer and Spectrum will provide each other certain specified back office support services on a transitional basis, including among other things, payroll and other human resource services, information systems as well as accounting support.

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. Energizer anticipates that it will generally be in a position to complete the transition of most services on or before 12 months following the date of the acquisitions.

The Company incurred expense of $5.0 in SG&A and $0.4 in COGS during the quarter and six months ended March 31, 2019. The Company also recorded income of $0.1 in Other items, net related to the reverse transaction services agreements provided. Related to these agreements, the Company has a payable of $34.7 in Other current liabilities and a receivable of $11.5 in Other current assets to Spectrum as of March 31, 2019.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $4.4 for the quarter and six months ended March 31, 2019 and had $1.1 in Accounts payable related to these purchases.

In discontinued operations, the Company recorded income of $4.1 million for reverse TSA, and recorded expense of $0.7. In addition, there was a payable due to Spectrum of $9.9 recorded in Liabilities held for sale and a receivable from Spectrum of $8.7 recorded in Assets held for sale as of March 31, 2019.

(17) Legal proceedings/contingencies and other obligations

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

In December 2018, the Secretaria Executiva de Meio Ambiente e Gestão Urbana (“SEMAG”) alleged that, during July and August 2018, chemical levels in Spectrum’s wastewater discharge at its facility located in Recife, Brazil exceeded regulatory limits.  The agency proposed a penalty of 2 million reals (approximately $0.5), and Spectrum filed its defense with SEMAG against the imposition of the penalty in January 2019.  In April 2019, the Company received two notices from SEMAG, a re-issuance of the penalty for the alleged violations occurring in July and August 2018 and a notice for alleged wastewater discharge exceedances occurring in October and November 2018.  The agency proposed a penalty of 2.2 million reals (approximately $0.6), and the Company will be filing its defense with the agency against the imposition of this penalty.  Both alleged wastewater exceedances occurred prior to the Battery Acquisition.  Under the terms of the acquisition agreement between the Company and Spectrum, subject to certain deductibles and caps, Spectrum is required to indemnify the Company for certain environmental liabilities, including those arising out of the facility located in Recife, Brazil.

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2019, the Company had approximately $41.1 of purchase obligations.

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

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration and the one-time impact of the new U.S. income tax legislation.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed the Auto Care Acquisition on January 28, 2019, Battery Acquisition on January 2, 2018, and Nu Finish Acquisition on July 2, 2018. These adjustments include the impact of the acquisitions' ongoing operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs associated with any acquisition.
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

•
our ability to integrate businesses; to realize the projected results of acquisitions of the acquired businesses; and to obtain expected cost savings, synergies and other anticipated benefits of the acquired businesses within the expected timeframe, or at all;

•	the impact of the acquired businesses on our business operations;

•	our ability to divest of the Europe-based Varta® consumer battery, chargers, portable power and portable lighting business which serves the Europe, the Middle East and Africa markets;

•	the success of new products and the ability to continually develop and market new products;

•	our ability to attract, retain and improve distribution with key customers;

•	our ability to continue planned advertising and other promotional spending;

•
our ability to timely execute strategic initiatives, including restructurings, and international go-to-market changes in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of the United Kingdom’s announced intention to exit the European Union;

•	the impact of raw materials and other commodity costs;

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

Battery Acquisition

On January 2, 2019, the Company completed its acquisition of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business for a contractual purchase price of $2,000.0, subject to certain purchase price adjustments (Battery Acquisition). The Battery Acquisition included the Rayovac® and Varta® brands (Acquired Battery Business). The initial cash paid after contractual and estimated working capital adjustments was $1,956.2. Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the Europe, Middle East and Africa region (EMEA), including manufacturing and distribution facilities in Germany. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac®-branded consumer and hearing aid batteries business. Energizer began the formal divestiture process immediately after close and expects to complete the divestiture in the beginning of the fourth quarter of fiscal 2019. The operations of this business have been reported as discontinued operations for the three and six months ended March 31, 2019.

For the quarter and six months ended March 31, 2019 the revenue associated with the Battery Acquisition was $99.9 and the loss before income taxes was $1.1, which included the inventory fair value adjustment of $14.2.

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
Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition on January 28, 2019. This was in addition to the $2.0 paid in November 2018 for services rendered on the transaction.

For the quarter and six months ended March 31, 2019 the revenue associated with the Auto Care Acquisition was $84.5 and the loss before income taxes was $0.8, which included the inventory fair value adjustment of $13.0.

Nu Finish Acquisition

On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter and six months ended March 31, 2019 associated with the Nu Finish Acquisition was $1.9 and $2.9, respectively, and earnings before income taxes was $0.8 for both periods.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $95.4 and $131.9 in the quarter and six months ended March 31, 2019, respectively, and $19.4 and $25.1 for the quarter and six months ended March 31, 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $31.7 for the quarter and the six months ended March 31, 2019 and primarily related to the inventory fair value adjustment of $27.2.

Pre-tax acquisition and integration costs recorded in SG&A were $29.1 and $48.0 for the quarter and six months ended March 31, 2019, respectively, and $16.5 and $22.2 for the quarter and six months ended March 31, 2018, respectively, and primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

Also included in the pre-tax acquisition costs for the quarter and six months ended March 31, 2019 was $33.2 and $65.6, respectively, of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The quarter and six months ended March 31, 2018 included $2.9 related to debt for the Battery Acquisition.

In the quarter ended March 31, 2019, the Company incurred $1.5 of expense to settle hedge contracts of the acquired business and earned income of $0.1 related to transition services agreements. During the first quarter 2019, prior to closing on the Battery Acquisition, the Company held the funds from the escrowed debt offerings in a restricted cash account. The Company recorded a pre-tax gain in Other items, net of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the six months ended March 31, 2019. The Company also recorded interest income in Other items, net of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the six months ended March 31, 2019.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net loss from continuing operations of $62.3, or a $0.97 per diluted common share. This compares to Net earnings from continuing operations of $7.8, or $0.13 per diluted common share, in the prior year second fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.20 for the second fiscal quarter as compared to $0.45 in the prior year quarter, a decrease of 55.6%.
For the six months ended March 31, 2019, Energizer reported Net earnings from continuing operations of $8.5, or $0.08 per diluted common share. This compares to net earnings from continuing operations of $68.2, or $1.11 per diluted common share in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $1.69 for the six month period as compared to $2.01 in the prior year comparable period, a decrease of 15.9%.
Net (loss)/earnings from continuing operations and Diluted net (loss)/earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Net (loss)/earnings from continuing operations and Diluted net (loss)/earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net (loss)/earnings attributable to common shareholders	$(76.6)	$7.8	$(5.8)	$68.2
Mandatory preferred stock dividends	(3.3)	—	(3.3)	—
Net (loss)/earnings	(73.3)	7.8	(2.5)	68.2
Net loss from discontinued operations, net of tax	(11.0)	—	(11.0)	—
Net (loss)/earnings from continuing operations	$(62.3)	$7.8	$8.5	$68.2
Adjustments
Pre-tax acquisition and integration (1)	95.4	19.4	131.9	25.1
Tax impact of acquisition and integration charges	(16.3)	(5.3)	(24.9)	(6.9)
Acquisition withholding tax (2)	—	5.5	—	5.5
One-time impact of the new U.S. Tax Legislation	—	0.2	1.5	31.2
Adjusted net earnings from continuing operations (3)	$16.8	$27.6	$117.0	$123.1

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Diluted net (loss)/earnings per common share - continuing operations	$(0.97)	$0.13	$0.08	$1.11
Adjustments
Pre-tax acquisition and integration (1)	1.40	0.32	1.90	0.41
Tax impact of acquisition and integration charges	(0.24)	(0.09)	(0.36)	(0.11)
Acquisition withholding tax (2)	—	0.09	—	0.09
One-time impact of the new U.S. Tax Legislation	—	—	0.02	0.51
Impact for diluted share calculation (4)	0.01	—	0.05	$—
Adjusted diluted net earnings per diluted share - continuing operations	$0.20	$0.45	$1.69	$2.01
Weighted average shares of common stock - Diluted	67.3	61.1	64.6	61.3
Adjusted Weighted average shares of common stock - Diluted (4)	68.3	61.1	69.3	61.3
(1) The quarter and six months ended March 31, 2019 includes acquisition and integration costs of $31.7 recorded to Cost of products sold, including $27.2 of Inventory step up related to the Battery and Auto Care Acquisitions, $29.1 and $48.0, respectively, recorded to SG&A, $33.2 and $65.6, respectively, recorded to ticking fees and interest expense on escrowed debt, as well as costs of $1.4 and income of $13.4, respectively, to Other items, net related to settlement of acquired business hedging contracts, interest income on restricted cash, foreign currency gains on debt held in escrow. The quarter and six months ended March 31, 2018, includes acquisition and integration costs of $16.5 and $22.2, respectively, recorded to SG&A and $2.9 recorded to Interest expense.
(2) This represents the prior year tax withholding expense related to the cash movement to fund the Battery Acquisition.
(3) The effective tax rate for the quarter ended March 31, 2019 and 2018 for the Adjusted - Non-GAAP Net earnings from continuing operations and Adjusted diluted net earnings per common share from continuing operations was 21.5% and 25.8%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The effective tax rate for the six months ended March 31, 2019 and 2018 for the Adjusted - Non-GAAP Net Earnings from continuing operations and diluted net earnings per common share from continuing operations was 20.9% and 24.0%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
(4) Adjusted net earnings from continuing operations for the quarter results in net earnings compared to the reported number of a net loss. To calculate the Adjusted diluted net earnings per common share - continuing operations, the Adjusted weighted average shares - diluted factor in diluted performance shares and restricted shares of 1.0 million, which were anti-dilutive on a reported basis.

For the six month calculation, the Adjusted Weighted average shares of common stock - Diluted is assuming conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been adjusted out of the net earnings.
Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2019
Total Net Sales	Q2	% Chg	Six Months	% Chg
Net sales - FY '18	$374.4		$947.7
Organic	7.1	1.9%	17.0	1.8%
Impact of Battery Acquisition	99.9	26.7%	99.9	10.5%
Impact of Auto Care Acquisition	84.5	22.6%	84.5	8.9%
Impact of Nu Finish Acquisition	1.9	0.5%	2.9	0.3%
Change in Argentina operations	(0.9)	(0.2)%	(4.2)	(0.4)%
Impact of currency	(10.5)	(2.9)%	(19.5)	(2.0)%
Net sales - FY '19	$556.4	48.6%	$1,128.3	19.1%
See non-GAAP measure disclosures above.

Net sales were $556.4 for the second quarter of 2019, an increase of $182.0 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 1.9% in the second fiscal quarter due to the following items:

◦	Pricing and distribution gains contributed 2.2% to the organic increase;

◦	The impact of the reclassification of licensing revenues contributed 0.8%; and

◦	Partially offsetting the above was 1.1% related to volume declines as a result of lapping the fill volume benefits of our prior year portfolio alignment.

•	The positive impact of the acquisitions was $186.3, or 49.8%;

•	The negative impact due to the change in Argentina operations was $0.9, or 0.2%; and

•	Unfavorable currency impacts were $10.5, or 2.9%.

Net sales for the six months ended March 31, 2019 were $1,128.3, an increase of 19.1% as compared to the prior year comparative period driven by the following items:

•	Organic sales increased by 1.8% primarily driven by:

◦	Category growth, pricing and distribution gains contributed 2.0% to the organic increase;

◦	The impact of the reclassification of licensing revenues contributed 0.5%; and

◦	Partially offsetting the above was 0.7% related to volume declines as a result of lapping fill volume benefits of our prior year portfolio alignment.

•The positive impact of the acquisitions was $187.3, or 19.7%;

•The negative impact due to the change in Argentina operations was $4.2, or 0.4%; and

•Unfavorable currency impacts were $19.5, or 2.0%.

Gross margin percentage for the second fiscal quarter of 2019 was 34.9%, which was significantly impacted by the acquisitions, compared to 45.0% in the prior year. Excluding $31.7 from the current year inventory step up resulting from purchase accounting and current year acquisition and integration costs, gross margin was 40.6%, down 440 basis points from prior year, driven by the lower margin rate profile of the acquired businesses and unfavorable movement in foreign currencies. The legacy business was flat to prior year as currency headwinds were offset by the reclassification of currency gains from Other items, net into Cost of products sold, due to the adoption of new accounting guidance in the current fiscal quarter.

Gross margin percentage for the six months ended March 31, 2019 was down 550 basis points. Excluding $31.7 from the current year inventory step up resulting from purchase accounting and current year acquisition and integration costs, gross margin decreased 270 basis points driven by the lower margin rate profile of the acquired businesses and unfavorable movement in foreign currency. These decreases were partially offset by the lapping of the investments made in continuous improvement initiatives in the prior year and the reclassification of currency gains from Other items, net into Cost of products sold, due to the adoption of new accounting guidance in the second fiscal quarter.

Advertising and sales promotion expense (A&P) was $24.7, or 4.4% of net sales, in the second fiscal quarter of 2019, as compared to $20.9, or 5.6% of net sales, in the prior second fiscal quarter 2018. The legacy business had A&P of $21.2 million, or 5.7% of legacy net sales, an increase of 10 basis points, driven by increased media spending.

A&P was $65.6, or 5.8% of net sales, for the six months ended March 31, 2019, as compared to $58.2, or 6.1% of net sales, in the prior year comparative period. The legacy business had A&P of $62.1, or 6.6% of legacy net sales, an increase of 50 basis points, driven by increased media spending.

Selling, general, and administrative expense (SG&A) was $141.3 in the second fiscal quarter of 2019, or 25.4% of net sales, as compared to $104.2, or 27.8% of net sales, in the prior period. Included in the second fiscal quarter of 2019 and 2018 results were acquisition and integration costs of $29.1 and $16.5, respectively. Excluding acquisition and integration costs, SG&A was $112.2, or 20.2% of net sales, as compared to $87.7, or 23.4% of net sales, in the prior year. The legacy business, excluding acquisition and integration costs, as a percent of net sales was 23.4%, or $86.9, flat with the prior year second quarter. The benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives was offset by the licensing revenue reclassification to net sales.
SG&A was $245.9 for the six months ended March 31, 2019, or 21.8% of net sales, as compared to $203.4 or
21.5% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2019 and
2018 results were acquisition and integration costs of $48.0 and $22.2, respectively. Excluding the acquisition and integration costs, SG&A was $197.9, an increase of $16.7 over the prior year. SG&A, excluding acquisition and integration costs were 17.5% of net sales compared to 19.1% in the prior year, down 160 basis points. The legacy business, excluding acquisition and integration costs, as a percent of net sales was 18.3%, a decrease of $8.6 over the prior year. The benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives and lower mark to market expense on our unfunded deferred compensation liability was partially offset by the licensing revenue reclassification to net sales.

Research and Development (R&D) was $8.7, or 1.6% of net sales, for the quarter ended March 31, 2019, as compared to $5.4, or 1.4% of net sales, in the prior year comparative period. For the six months ended March 31, 2019, R&D was $14.2, or 1.3% of net sales, as compared to $10.7, or 1.1% of net sales in the prior year comparative period.
Interest expense was $77.2 for the second fiscal quarter of 2019, compared to $16.5 for the prior year comparative period. The fiscal quarter ended March 31, 2019 expense included $33.2 of interest expense related to issuance fees associated with the Battery and Auto Care Acquisitions' debt issued in January 2019. Excluding the acquisition costs in the current year and the prior year of $2.9, the current year interest expense increased $30.4 attributed to higher debt associated with the acquisitions.
Interest expense was $125.4 for the six months ended March 31, 2019, and $29.9 for the prior year comparative period. The six months ended March 31, 2019 expense included $65.6 of interest expense and ticking fees related to the Battery Acquisition and the issuance fees associated with the Battery and Auto Care Acquisition's new debt issued in January 2019. Excluding the acquisition costs in the current year and the prior year of $2.9, the current year interest expense increased $32.8 for the six months ended March 31, 2019, compared to the prior year comparative period driven by higher debt associated with the acquisitions.
Other items, net was expense of $3.8 for the second fiscal quarter of 2019 compared to $0.9 for the prior year second quarter. Other items, net was income of $13.1 and expense of $2.2 for the six months ended March 31, 2019, respectively.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Other items, net
Interest income	$(0.7)	$(0.3)	$(1.0)	$(0.8)
Interest income on restricted cash (1)	—	—	(5.8)	—
Foreign currency exchange (gain)/loss	3.8	2.9	2.7	7.0
Pension benefit other than service costs	(0.7)	(1.7)	(1.4)	(3.4)
Acquisition foreign currency gains (2)	—	—	(9.0)	—
Settlement of acquired business hedging contracts (3)	1.5	—	1.5	—
Transition services agreement income	(0.1)	—	(0.1)	—
Other	—	—	—	(0.6)
Total Other items, net	$3.8	$0.9	$(13.1)	$2.2

(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Gain relates to currency movement in the escrowed USD funds held in our European Euro functional currency entity.

(3) Settlement of acquired business hedging contracts that were terminated upon the Company's request at the acquisition date.

The effective tax rate was 46.9% as compared to 50.1% for the prior year comparative period. The current rate includes $1.5 for the one-time impact of U.S. tax legislation passed in December 2017 and the impact of disallowed transaction costs resulting from of the acquisitions, which drove a higher tax rate. The prior year rate includes $31.2 million for the one-time impact of the new U.S. tax legislation passed in December 2017 and the impact of tax withholding expense related to the cash movement that occurred to fund the Battery Acquisition. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 20.9% as compared to 24.0% in the prior year. The decrease in the rate is driven by the new 21% statutory U.S. rate effective for all of fiscal year 2019 compared to the statutory rate of 24.5% in fiscal year 2018.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 8, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended March 31, 2019. Segment sales and Segment profit analysis for the quarter and six months ended March 31, 2019 are presented below.

Net Sales (In millions)
Quarter and Six Months Ended March 31, 2019

	Quarter Ended March 31, 2019		Six Months Ended March 31, 2019
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '18	$224.1		$597.2
Organic	2.0	0.9%	6.7	1.1%
Impact of Battery Acquisition	78.1	34.9%	78.1	13.1%
Impact of Auto Care Acquisition	77.9	34.8%	77.9	13.0%
Impact of Nu Finish Acquisition	1.8	0.8%	2.8	0.5%
Change in Argentina	(0.9)	(0.4)%	(4.2)	(0.7)%
Impact of currency	(1.4)	(0.7)%	(3.4)	(0.6)%
Net Sales - FY '19	$381.6	70.3%	$755.1	26.4%

International
Net sales - FY '18	$150.3		$350.5
Organic	5.1	3.4%	10.3	2.9%
Impact of Battery Acquisition	21.8	14.5%	21.8	6.2%
Impact of Auto Care Acquisition	6.6	4.4%	6.6	1.9%
Impact of Nu Finish Acquisition	0.1	0.1%	0.1	—%
Impact of currency	(9.1)	(6.1)%	(16.1)	(4.5)%
Net Sales - FY '19	$174.8	16.3%	$373.2	6.5%

Total Net Sales
Net sales - FY '18	$374.4		$947.7
Organic	7.1	1.9%	17.0	1.8%
Impact of Battery Acquisition	99.9	26.7%	99.9	10.5%
Impact of Auto Care Acquisition	84.5	22.6%	84.5	8.9%
Impact of Nu Finish Acquisition	1.9	0.5%	2.9	0.3%
Change in Argentina	(0.9)	(0.2)%	(4.2)	(0.4)%
Impact of currency	(10.5)	(2.9)%	(19.5)	(2.0)%
Net Sales - FY '19	$556.4	48.6%	$1,128.3	19.1%

Results for the Quarter Ended March 31, 2019

Americas reported a net sales increase of 70.3%. Excluding acquisitions, which positively impacted net sales by $157.8, or 70.4% and foreign currency of $1.4, or 0.7% and Argentina operations of $0.9, or 0.4%, which negatively impacted net sales, organic net sales growth was 0.9% for the second fiscal quarter. The organic increase was driven by category growth, distribution gains and the impact of the reclassification of licensing revenues.

International reported a net sales increase of 16.3%. Excluding acquisitions, which positively impacted net sales by $28.5, or 19.0% and foreign currency of $9.1, or 6.1%, which negatively impacted net sales, organic net sales growth was 3.4% for the second fiscal quarter. The organic increase was driven by strong volumes in our modern markets and the reclassification of licensing income.

Results for the Six Months Ended March 31, 2019

Americas reported net sales improved 26.4%. The acquisitions positively impacted net sales by $158.8, or 26.6%. These increases were partially offset by the decline in Argentina operations of $4.2, or 0.7%, and the negative impact of foreign currency of $3.4, or 0.6%. Excluding these items, organic net sales increased 1.1% driven by category growth, distribution gains and the reclassification of licensing income. These gains were slightly offset by increased retailer promotional activity and unfavorable mix in the first fiscal quarter.

International reported net sales improved 6.5%. This growth was driven by the positive impact of the acquisitions of $28.5, or 8.1% partially offset by the negative impact of foreign currency of $16.1, or 4.5%. Excluding these items, organic net sales increased 2.9% resulting from strong volumes in both our developed and modern markets, pricing actions and the reclassification of licensing income.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2019

	Quarter Ended March 31, 2019		Six Months Ended March 31, 2019
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '18	$55.7		$178.8
Organic	1.7	3.1%	(2.5)	(1.4)%
Impact of Battery Acquisition	7.1	12.7%	7.1	4.0%
Impact of Auto Care Acquisition	24.0	43.1%	24.0	13.4%
Impact of Nu Finish Acquisition	1.5	2.7%	2.0	1.1%
Change in Argentina	(0.4)	(0.7)%	(2.3)	(1.3)%
Impact of currency	(0.9)	(1.7)%	(2.3)	(1.3)%
Segment Profit - FY '19	$88.7	59.2%	$204.8	14.5%

International
Segment Profit - FY '18	$34.1		$83.3
Organic	1.9	5.6%	13.0	15.6%
Impact of Battery Acquisition	6.0	17.6%	6.0	7.2%
Impact of Auto Care Acquisition	0.7	2.1%	0.7	0.8%
Impact of Nu Finish Acquisition	—	—%	—	—%
Impact of currency	(6.3)	(18.6)%	(12.0)	(14.4)%
Segment Profit - FY '19	$36.4	6.7%	$91.0	9.2%

Total Segment Profit
Segment Profit - FY '18	$89.8		$262.1
Organic	3.6	4.0%	10.5	4.0%
Impact of Battery Acquisition	13.1	14.6%	13.1	5.0%
Impact of Auto Care Acquisition	24.7	27.5%	24.7	9.4%
Impact of Nu Finish Acquisition	1.5	1.7%	2.0	0.8%
Change in Argentina	(0.4)	(0.4)%	(2.3)	(0.9)%
Impact of currency	(7.2)	(8.1)%	(14.3)	(5.4)%
Segment Profit - FY '19	$125.1	39.3%	$295.8	12.9%
Refer to Note 8, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to (Loss)/earnings before income taxes.

Results for the Quarter Ended March 31, 2019

Global reported segment profit improved by $35.3, or 39.3%. Segment profit was negatively impacted by foreign currencies of $7.2 and the change in Argentina operations of $0.4. The acquisitions had a positive impact on segment profit of $39.3. Excluding these impacts, organic segment profit increased $3.6, or 4.0%, in the current fiscal period. The increase was driven by top-line organic growth, partially offset by slightly increased A&P spending.

Americas reported segment profit improved by $33.0, or 59.2%. The increase was driven by the acquisitions which contributed $32.6, or 58.5%. The change in Argentina operations had a negative impact on segment profit of $0.4, or 0.7%, while the unfavorable impact from foreign currency was $0.9. Excluding these items, organic segment profit increased by $1.7, or 3.1%, as top-line organic growth was partially offset by slightly higher overhead spending.

International reported segment profit improved $2.3, or 6.7%. Excluding the unfavorable movement in foreign currencies of $6.3 and the positive impact of the acquisitions of $6.7, organic segment profit increased $1.9, or 5.6%, driven by top-line growth in the quarter and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These increases were partially offset by higher overhead and A&P spending.

Results for the Six Months Ended March 31, 2018

Global reported segment profit improved by $33.7, or 12.9%. Excluding the unfavorable movement in foreign currencies of $14.3, positive impact of acquisitions of $39.8, and the negative impact of Argentina operations of $2.3, organic segment profit increased $10.5, or 4.0%, in the current fiscal period. This increase was the result of top-line organic growth and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These increases were partially offset by higher A&P spending.

Americas reported segment profit improved by $26.0, or 14.5%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $2.3, the decline in Argentina operations of $2.3, and the positive impact of the acquisitions of $33.1, organic segment profit decreased by $2.5, or 1.4%, in the current fiscal period as the increase in gross profit was more than offset by higher A&P driven by the timing of media spending and slightly higher overheads.

International reported segment profit improved by $7.7, or 9.2%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $12.0, and the positive impact from the acquisitions of $6.7, organic segment profit increased by $13.0, or 15.6% in the current fiscal period driven by top-line growth, the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives and favorable overheads versus the prior year comparative period.

General Corporate and Global Marketing Expenses

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
General corporate and other expenses	$29.7	$24.7	$48.4	$46.3
Global marketing expense	6.4	5.2	9.5	8.4
General corporate and global marketing expense	$36.1	$29.9	$57.9	$54.7
% of Net Sales	6.5%	8.0%	5.1%	5.8%

For the quarter ended March 31, 2019, general corporate and other expenses were $29.7, an increase of $5.0 as compared to the prior year comparative period. The legacy business accounted for $22.7, a decrease of $2.0 compared to the prior year. The decreases were due to lower compensation costs and mark to market expense on our unfunded deferred compensation liability in the current year offset by the lapping of a reduction in legal reserves in the prior year fiscal quarter.

For the six months ended March 31, 2019, general corporate and other expenses were $48.4, an increase of $2.1 as compared to the prior year comparative period. The legacy business accounted for $41.4, a decrease of $4.9 compared to the prior year. The decreases were due to lower compensation costs and mark to market expense on our unfunded deferred compensation liability in the current year partially offset by the lapping of a reduction in legal reserves in the prior year second quarter.

For the quarter and six months ended March 31, 2019, respectively, global marketing expenses were $6.4 and $9.5 compared to $5.2 and $8.4 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on November 16, 2018 and Item 1A Risk Factors of this Form 10-Q.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2019, Energizer had $332.9 of cash and cash equivalents, approximately 70% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The new credit agreement also contains customary affirmative and restrictive covenants. As of March 31, 2019, the Company had no outstanding borrowings under the 2018 Revolving Facility and had $7.6 of outstanding letters of credit.

On January 2, 2019, the Company completed the Battery Acquisition and paid cash consideration of $1,918.4, net of cash acquired. The Company utilized the proceeds of two senior note offerings due in 2026 of $500.0 at 6.375% and €650.0 at 4.625% as well as the proceeds of $1,200.0 of borrowings under a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility. The term loan borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The proceeds from the borrowings were utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022 and outstanding under the Revolving Facility, and pay acquisition related costs including debt issuance costs.

On January 17, 2019, the Company finalized pricing of $600.0 million in senior notes due in 2027 at 7.750% (2027 Notes), which were issued by wholly-owned subsidiaries. The 2027 Notes priced at 100% of the principal amount and the offering closed concurrently with the Auto Care Acquisition on January 28, 2019.

On January 28, 2019, the Company completed the Auto Care Acquisition and paid cash consideration of $935.4, net of cash acquired, and equity consideration of $240.5. The Company utilized the proceeds of the 2027 Notes as well as the net proceeds of $404.8 from issuance of common stock and Series A Mandatory Convertible Preferred Stock in January 2019 to fund the cash consideration of the Auto Care Acquisition and pay acquisition related costs including debt issuance costs and the capped call transactions.

Operating Activities

Cash flow from operating activities from continuing operations was $13.0 in the six months ended March 31, 2019, as compared to $160.6 in the prior year comparative period. This change of $147.6 was primarily driven by lower year over year net earnings resulting from cash expenditures associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the Term Loan facility that was utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition.

Working capital changes also negatively impacted cash flow from operations year over year as working capital changed by approximately $80. The largest impact was related to the increase in accounts receivable of approximately $44 in the newly acquired Auto Care business since the acquisition date. Prior to closing, the business factored its receivables through various arrangements which were in part paused or terminated upon close, but will be reinstated in the third quarter of fiscal 2019. In addition, the Auto Care business is entering into its peak season which resulted in higher accounts receivable.

Investing Activities

Net cash used by investing activities from continuing operations was $2,424.4 and $11.3 in six months ended March 31, 2019 and 2018, respectively, and consisted of the following:

•	Capital expenditures of $20.7 and $11.3 in the six months ended March 31, 2019 and 2018, respectively.

•
Acquisitions, net of cash acquired was $2,403.8 in the six months ended March 31, 2019. This included $1,468.4 for the Battery Acquisition and $935.4 for the cash portion of the Auto Care Acquisition. Net cash from discontinued operations includes the remaining $450.0 currently allocated to the purchase of the Divestment Business.

Investing cash outflows of approximately $60 to $65 are anticipated for the full fiscal year 2019 for capital expenditures relating to capital integration for the Battery and Auto Care Acquisitions, as well as maintenance, product development and cost reduction initiatives on the legacy business.

Financing Activities

Net cash from financing activities from continuing operations was $1,439.3 for the six months ended March 31, 2019 as compared to net cash used by financing activities from continuing operations of $45.4 in the prior fiscal year comparative period. For the six months ended March 31, 2019, cash from financing activities from continuing operations consists of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the Term Loans and the bonds utilized to fund the acquisitions;

•	Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•	Net proceeds from the issuance of Mandatory Preferred Convertible Stock of $199.5 utilized to fund the Auto Care Acquisition;

•	Payments of debt with maturities greater than 90 days of $438.4, primarily related to the repayment of our Term Loan due in 2022 and an additional $50.0 payment on the 2018 Term Loan A;

•	Net decrease in debt with original maturities of 90 days or less of $239.1, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•	Dividends paid of $40.8 (see below);

•	Debt issuance costs of $40.1; and

•	Taxes paid for withheld share-based payments of $7.1.

For the six months ended March 31, 2018, cash used by financing activities from continuing operations consisted of the following:

•	Dividends paid of $35.0;

•	Net increase in debt with original maturities of 90 days or less of $43.4;

•	Common stock repurchases of $50.0 at an average price of $44.41 per share;

•	Taxes paid for withheld share-based payments of $1.8; and

•	Payments of debt with maturities greater than 90 days of $2.0.

Dividends

On November 12, 2018, the Board of Directors declared a cash dividend for the first quarter of fiscal 2019 of $0.30 per share of common stock. The dividend was paid on December 13, 2018 to shareholders of record as of November 30, 2018 and totaled $18.0.

On January 28, 2019, the Board of Directors declared a cash dividend for the second quarter of 2019 of $0.30 per share of common stock. The dividend was paid on March 18, 2019, to shareholders of record as of February 25, 2019 and totaled $21.0.

Subsequent to the end of the fiscal quarter, on April 29, 2019, the Board of Directors declared a dividend for the third quarter of 2019 of $0.30 per share of common stock, payable on June 10, 2019, to all shareholders of record as of the close of business May 21, 2019.

On January 28, 2019, the Board of Directors declared a cash dividend of $1.8333 per share of MCPS. The dividend was paid on April 15, 2019 and totaled $3.9. Through March 31, 2019, the Company had accrued $3.3 of the dividend based on the number of days the shares were outstanding in the quarter.

Subsequent to the end of the fiscal quarter, on April 29, 2019, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on July 15, 2019, to all shareholders of record as of the close of business July 1, 2019.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no shares repurchased during the first six months of fiscal 2019. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 3.7 million shares were repurchased on the open market at an average price of $44.03 under the current share repurchase authorization. At May 7, 2019, the date of this filing, 3.8 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2019 were $7.1. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at March 31, 2019 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,579.2	$10.0	$170.0	$20.0	$3,379.2
Interest on long-term debt (1)	1,422.5	198.3	389.3	380.8	454.1
Notes payable	8.2	8.2	—	—	—
Operating leases	199.1	26.0	40.3	18.4	114.4
Capital leases (2)	96.8	4.8	9.5	9.9	72.6
Pension plans (3)	1.2	1.2	—	—	—
Purchase obligations and other (4)	41.1	33.7	7.4	—	—
Mandatory transition tax	33.1	2.9	5.7	8.3	16.2
Total	$5,381.2	$285.1	$622.2	$437.4	$4,036.5

(1) The above table is based upon the debt balance and LIBOR rate as of March 31, 2019. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that the fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Capital lease payments include the full capital leases obligation of $47.9 as well as the interest included in the payment of $48.9.
(3) Globally, total expected pension contributions for the Company for fiscal year 2019 are estimated to be $4.8. The Company has made payments of $3.6 year to date. The projected payments beyond fiscal year 2019 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2019 and September 30, 2018, Energizer had an unrealized pre-tax gain of $3.6 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2019 levels over the next twelve months, $3.5 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2019, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2019 resulted in income of $0.1 and $1.1, respectively, and income of $1.0 and $1.3 for the quarter and six months ended March 31, 2018, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered into a hedging contract on zinc purchases. This contract was determined to be a cash flow hedge and qualified for hedge accounting. The pre-tax gain recognized on this zinc contract was $0.2 at March 31, 2019, and was included in Accumulated other comprehensive income on the Consolidated (Condensed) Balance Sheet. The contract maturity for this hedge extends into 2020 and there was one open contract at March 31, 2019, with a total notional value of approximately $7.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,150.0 under the 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended March 31, 2019, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.94%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
The refrigerant R-134a is a critical component of the Acquired Auto Care Business’ aftermarket A/C products. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

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
At March 31, 2019, our total aggregate outstanding indebtedness was approximately $3.6 billion. Our debt agreements contain negative or financial covenants that would limit our operational flexibility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2019 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	—	—	3,838,791
February 1 - February 28	152	$47.66	—	3,838,791
March 1 - March 31	110	$45.09	—	3,838,791
Total	262	$46.58	—
(1) 262 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

4.3
Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.3) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*       Filed herewith.
**     The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	May 8, 2019