Form 10-Q
period 2019-06-30
ENERGIZER HOLDINGS, INC.
filed 2019-08-07
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-36837
____________________________________________________________________________________________________________
ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri			36-4802442
(State or other jurisdiction of			(I. R. S. Employer
incorporation or organization)			Identification No.)

533 Maryville University Drive
St. Louis,	Missouri		63141
(Address of principal executive offices)			(Zip Code)

	(314)	985-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ENR	New York Stock Exchange
7.50% Series A Mandatory Convertible Preferred Stock, par value $.01 per share	ENR PRA	New York Stock Exchange

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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 2, 2019: 68,902,033.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales	$647.2	$392.8	$1,775.5	$1,340.5
Cost of products sold	400.9	216.7	1,059.5	717.6
Gross profit	246.3	176.1	716.0	622.9
Selling, general and administrative expense	127.6	111.9	373.5	315.3
Advertising and sales promotion expense	34.3	22.9	99.9	81.1
Research and development expense	9.5	5.2	23.7	15.9
Amortization of intangible assets	14.4	2.8	30.1	8.4
Gain on sale of real estate	—	(4.6)	—	(4.6)
Interest expense	51.9	17.7	177.3	47.6
Other items, net	(0.8)	(11.3)	(13.9)	(9.1)
Earnings before income taxes	9.4	31.5	25.4	168.3
Income tax provision	0.2	7.7	7.7	76.3
Earnings from continuing operations	9.2	23.8	17.7	92.0
Net loss from discontinued operations, net of income tax expense of $0.4 and a benefit of $2.5 for the quarter and nine months ended June 30, 2019, respectively.	(1.8)	—	(12.8)	—
Net earnings	7.4	23.8	4.9	92.0
Mandatory convertible preferred stock dividends	(4.4)	—	(7.7)	—
Net earnings/(loss) attributable to common shareholders	$3.0	$23.8	$(2.8)	$92.0

Basic net earnings per common share - continuing operations	$0.07	$0.40	$0.15	$1.54
Basic net loss per common share - discontinued operations	(0.03)	—	(0.19)	—
Basic net earnings/(loss) per common share	$0.04	$0.40	$(0.04)	$1.54

Diluted net earnings per common share - continuing operations	$0.07	$0.39	$0.15	$1.50
Diluted net loss per common share - discontinued operations	(0.03)	—	(0.19)	—
Diluted net earnings/(loss) per common share	$0.04	$0.39	$(0.04)	$1.50

Weighted average shares of common stock - Basic	69.6	59.7	65.5	59.9
Weighted average shares of common stock - Diluted	70.6	61.4	66.5	61.4

Statements of Comprehensive Income:
Net earnings	$7.4	$23.8	$4.9	$92.0
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(12.3)	(31.5)	4.3	(14.9)
Pension activity, net of tax of $0.2 and $0.8, for the quarter and nine months ended June 30, 2019, respectively, and $0.4 and $1.2 for the quarter and nine months ended June 30, 2018, respectively.	0.9	3.0	3.0	4.8
Deferred (loss)/gain on hedging activity, net of tax of ($1.9) and ($3.7), for the quarter and nine months ended June 30, 2019, respectively, and $2.1 and $4.7 for the quarter and nine months ended June 30, 2018, respectively.	(6.4)	6.7	(10.8)	13.0
Total comprehensive (loss)/income	$(10.4)	$2.0	$1.4	$94.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2019	September 30, 2018
Current assets
Cash and cash equivalents	$206.4	$522.1
Trade receivables, less allowance for doubtful accounts of $6.1 and $4.0, respectively	341.1	230.4
Inventories	524.3	323.1
Other current assets	196.0	95.5
Assets held for sale	807.6	—
Total current assets	2,075.4	1,171.1
Restricted cash	—	1,246.2
Property, plant and equipment, net	361.0	166.7
Goodwill	1,062.4	244.2
Other intangible assets, net	1,922.2	232.7
Deferred tax asset	52.9	36.9
Other assets	103.8	81.0
Total assets	$5,577.7	$3,178.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$10.0	$4.0
Current portion of capital leases	1.6	—
Notes payable	41.5	247.3
Accounts payable	308.4	228.9
Other current liabilities	359.2	271.0
Liabilities held for sale	384.9	—
Total current liabilities	1,105.6	751.2
Long-term debt	3,493.2	976.1
Long-term debt held in escrow	—	1,230.7
Other liabilities	408.2	196.3
Total liabilities	5,007.0	3,154.3
Shareholders' equity
Common stock	0.7	0.6
Mandatory convertible preferred stock	—	—
Additional paid-in capital	867.2	217.8
Retained earnings	109.5	177.3
Treasury stock	(161.4)	(129.4)
Accumulated other comprehensive loss	(245.3)	(241.8)
Total shareholders' equity	570.7	24.5
Total liabilities and shareholders' equity	$5,577.7	$3,178.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2019	2018
Cash Flow from Operating Activities
Net earnings	$4.9	$92.0
Loss from discontinued operations, net of tax	(12.8)	—
Net earnings from continuing operations	17.7	92.0
Depreciation and amortization	70.8	33.8
Deferred income taxes	(1.2)	11.1
Share-based compensation expense	20.8	21.0
Gain on sale of real estate	—	(4.6)
Mandatory transition tax	0.7	28.2
Inventory step up	33.7	—
Non-cash items included in income, net	(3.0)	(2.1)
Other, net	(16.7)	(7.8)
Changes in current assets and liabilities used in operations	(92.4)	16.4
Net cash from operating activities from continuing operations	30.4	188.0
Net cash used by operating activities from discontinued operations	(23.4)	—
Net cash from operating activities	7.0	188.0

Cash Flow from Investing Activities
Capital expenditures	(36.4)	(17.2)
Proceeds from sale of assets	0.1	6.1
Acquisitions, net of cash acquired	(2,453.8)	—
Net cash used by investing activities from continuing operations	(2,490.1)	(11.1)
Net cash used by investing activities from discontinued operations	(403.1)	—
Net cash used by investing activities	(2,893.2)	(11.1)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,800.0	—
Payments on debt with maturities greater than 90 days	(513.8)	(3.0)
Net (decrease)/increase in debt with original maturities of 90 days or less	(204.5)	70.6
Debt issuance costs	(40.1)	(1.4)
Net proceeds from issuance of mandatory convertible preferred stock	199.5	—
Net proceeds from issuance of common stock	205.3	—
Dividends paid on mandatory convertible preferred stock	(4.0)	—
Dividends paid on common stock	(61.7)	(52.3)
Common stock purchased	(45.0)	(50.0)
Taxes paid for withheld share-based payments	(7.2)	(1.8)
Net cash from/(used by) financing activities from continuing operations	1,328.5	(37.9)
Net cash used by financing activities from discontinued operations	(2.9)	—
Net cash from/(used by) financing activities	1,325.6	(37.9)

Effect of exchange rate changes on cash	(1.3)	(6.1)

Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(1,132.5)	132.9
Net decrease in cash, cash equivalents, and restricted cash from discontinued operations	(429.4)	—
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(1,561.9)	132.9
Cash, cash equivalents, and restricted cash, beginning of period	1,768.3	378.0
Cash, cash equivalents, and restricted cash, end of period	$206.4	$510.9
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(129.4)	$(241.8)	$24.5
Net earnings from continuing operations	—	—	—	—	—	70.8	—	—	70.8
Share based payments	—	—	—	—	6.5	—	—	—	6.5
Activity under stock plans	—	290	—	—	(16.1)	(3.6)	12.6	—	(7.1)
Dividends to shareholders ($0.30 per share)	—	—	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	—	—	(5.9)	(5.9)
December 31, 2018	—	59,898	$—	$0.6	$208.2	$226.1	$(116.8)	$(247.7)	$70.4
Net loss from continuing operations	—	—	—	—	—	(62.3)	—	—	(62.3)
Net loss from discontinued operations	—	—	—	—	—	(11.0)	—	—	(11.0)
Share based payments	—	—	—	—	7.6	—	—	—	7.6
Issuance of common stock	—	9,966		0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Activity under stock plans	—	11	—	—	(0.5)	—	0.5	—	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Dividends to preferred shareholders ($1.83 per share)	—	—	—	—	—	(3.3)	—	—	(3.3)
Other comprehensive income	—	—	—	—	—	—	—	20.2	20.2
March 31, 2019	2,156	69,875	$—	$0.7	$860.5	$127.9	$(116.3)	$(227.5)	$645.3
Net earnings from continuing operations	—	—	—	—	—	9.2	—	—	9.2
Net loss from discontinued operations	—	—	—	—	—	(1.8)	—	—	(1.8)
Share based payments	—	—	—	—	6.7	—	—	—	6.7
Common stock purchased	—	(1,036)	—	—	—	—	(45.0)	—	(45.0)
Activity under stock plans	—	1	—	—		—	(0.1)	—	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.4)	—	—	(4.4)
Other comprehensive loss	—	—	—	—	—	—	—	(17.8)	(17.8)
June 30, 2019	2,156	68,840	$—	$0.7	$867.2	$109.5	$(161.4)	$(245.3)	$570.7

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity/(Deficit)
September 30, 2017	—	60,709	$—	$0.6	$196.7	$198.7	$(72.1)	$(238.8)	$85.1
Net earnings	—	—	—	—	—	60.4	—	—	60.4
Adoption of ASU 2016-16	—	—	—	—	—	(59.2)	—	—	(59.2)
Share based payments	—	—	—	—	6.7	—	—	—	6.7
Common stock purchased	—	(1,126)	—	—	—	—	(50.0)	—	(50.0)
Activity under stock plans	—	91	—	—	(4.8)	(0.8)	3.8	—	(1.8)
Dividends to shareholders ($0.29 per share)	—	—	—	—	—	(18.7)	—	—	(18.7)
Other comprehensive income	—	—	—	—	—	—	—	11.1	11.1
December 31, 2017	—	59,674	$—	$0.6	$198.6	$180.4	$(118.3)	$(227.7)	$33.6
Net earnings	—	—	—	—	—	7.8	—	—	7.8
Adoption of ASU 2018-02	—	—	—	—	—	20.1	—	(20.1)	—
Share based payments	—	—	—	—	7.3	—	—	—	7.3
Activity under stock plans	—	12	—	—	(0.5)	—	0.6	—	0.1
Dividends to shareholders ($0.29 per share)	—	—	—	—	—	(17.8)	—	—	(17.8)
Other comprehensive income	—	—	—	—	—	—	—	13.7	13.7
March 31, 2018	—	59,686	$—	$0.6	$205.4	$190.5	$(117.7)	$(234.1)	$44.7
Net earnings	—	—	—	—	—	23.8	—	—	23.8
Share based payments	—	—	—	—	7.0	—	—	—	7.0
Deferred compensation plan	—	—	—	—	12.0	—	—	—	12.0
Dividends to shareholders ($0.29 per share)	—	—	—	—	—	(17.9)	—	—	(17.9)
Other comprehensive loss	—	—	—	—	—	—	—	(21.8)	(21.8)
June 30, 2018	—	59,686	$—	$0.6	$224.4	$196.4	$(117.7)	$(255.9)	$47.8
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

On May 29, 2019, the Company entered into a definitive Acquisition Agreement (the “Acquisition Agreement”) with VARTA Aktiengesellschaft (VARTA AG) to divest the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business). The Company will sell the Divestment Business for an aggregate purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). Pursuant to the terms of the acquisition agreement with Spectrum for the Battery Acquisition, Spectrum will be contributing an additional $200.0 to Energizer in connection with the divestiture.

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

On January 2, 2019, the Company completed the Battery Acquisition. The European Commission approved the acquisition conditioned on the divestiture of the Divestment Business. On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG and expects to complete this divestiture by the end of calendar year 2019, subject to customary closing conditions. As a result, the assets and liabilities associated with the Divestment Business have been classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheets and the respective operations of the Divestment Business have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Statements of Cash Flows. See Note 4 - Divestment for more information on the assets and liabilities classified as held for sale and discontinued operations.

Recently Adopted Accounting Pronouncements - In the prior quarter, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, on a modified retrospective basis effective October 1, 2018. This update simplifies hedge accounting and decreases complexity for both the preparation and understanding of hedging disclosures in the financial statements. Upon adoption, the Company reclassified $4.8 of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

hedging settlement gains for the six months ended March 31, 2019 from Other items, net and into Cost of products sold. The gains were related to our currency hedges on payment of inventory purchases and will now be recorded in Cost of products sold to align with the new guidance. The Company recorded gains of $6.7 related to these hedging programs during the nine months ended June 30, 2019. The Company also began a zinc hedging program in the second quarter. See additional discussion in Note 13, Financial Instruments and Risk Management.

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

Effective October 1, 2018, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company will defer and recognize allowable implementation costs for future projects. Capitalized implementation costs were not material for the quarter and nine months ended June 30, 2019.

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

Supplemental product and market information is presented below for revenues from external customers for the quarter and nine months ended June 30, 2019 and 2018:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2019	2018	2019	2018
Batteries	$457.2	$350.1	$1,398.5	$1,204.9
Auto Care	160.8	24.1	289.9	68.9
Lights and Licensing	29.2	18.6	87.1	66.7
Total Net Sales	$647.2	$392.8	$1,775.5	$1,340.5

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales
North America	$410.3	$216.5	$1,075.2	$748.1
Latin America	54.8	24.8	145.0	90.4
Americas	465.1	241.3	1,220.2	838.5
Modern Markets	101.9	81.3	331.8	295.1
Developing Markets	47.6	44.9	142.2	136.2
Distributors Markets	32.6	25.3	81.3	70.7
International	182.1	151.5	555.3	502.0
Total Net Sales	$647.2	$392.8	$1,775.5	$1,340.5

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
Transaction Price
In accordance with the guidance, the Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contract. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale.
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

(3) Acquisitions

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The initial cash paid after contractual and estimated working capital adjustments was $1,956.2. Included in the above amount is $400.0 of cash consideration that has preliminarily been allocated to the Divestment business discussed below. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. See Note 10, Debt, for additional discussion on the senior notes and term loans issued.

Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Divestiture Business. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac branded consumer and hearing aid batteries business. On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG and expects to complete this divestiture by the end of calendar year 2019, subject to customary closing conditions. The assets and liabilities associated with this business have been reported as held for sale both on the preliminary purchase price allocation and the Consolidated (Condensed) Balance Sheets as of June 30, 2019.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Assets held for sale include the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The preliminary fair value adjustment for the inventory of $11.2 was recorded as expense in the results from discontinued operations in the second quarter 2019 as that inventory was sold. A preliminary estimate of goodwill has also been allocated to the Assets held for sale.

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$37.8
Trade receivables	59.4
Inventories	82.4
Other current assets	22.5
Assets held for sale	805.0
Property, plant and equipment, net	138.5
Goodwill	547.2
Other intangible assets, net	747.5
Other assets	14.1
Current portion of capital leases	(1.2)
Accounts payable	(39.2)
Other current liabilities	(24.8)
Long-term debt	(14.7)
Liabilities held for sale	(405.0)
Other liabilities	(13.3)
Net assets acquired	$1,956.2

The table below outlines the purchased identifiable intangible assets of $747.5:

	Total	Weighted Average Useful Lives
Trade names	$513.0	Indefinite
Proprietary technology	61.0	5.9
Customer relationships	173.5	15.0
Total Other intangible assets, net	$747.5

During the quarter, the Company continued to review its allocation of fair value to assets acquired and liabilities assumed. The Company adjusted the allocation of goodwill between the assets held for sale of the Divestment Business and the remaining assets of the Battery Acquisition. The goodwill allocated to the Divestment business was decreased by $50.0.

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

For purposes of the allocation, the Company determined a preliminary fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the inventory was $19.5, of which $13.0 and $6.5 was recorded in the second and third quarter, respectively, to Cost of products sold as the respective inventory was sold. The fair values of the Auto Care Acquisition's Property, plant and equipment were estimated using variations of the cost approach for the building and equipment. The fair values of the Auto Care Acquisition's identifiable intangible assets were estimated using variations of the income approach such as the relief from royalty method and the multi-period excess earnings method.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$3.3
Trade receivables	42.1
Inventories	96.1
Other current assets	8.9
Property, plant and equipment, net	66.5
Goodwill	270.1
Other intangible assets, net	972.5
Deferred tax assets	12.1
Other assets	3.2
Current portion of capital leases	(0.4)
Accounts payable	(28.6)
Other current liabilities	(13.6)
Long-term debt	(31.9)
Other liabilities (deferred tax liabilities)	(221.1)
Net assets acquired	$1,179.2

The table below outlines the purchased identifiable intangible assets of $972.5:

	Total	Weighted Average Useful Lives
Trade names	$702.9	Indefinite
Trade names	16.7	15.0
Proprietary technology	113.5	9.8
Customer relationships	139.4	15.0
Total Other intangible assets, net	$972.5

During the quarter, the Company continued its assessment of the value of inventory on the opening balance sheet. As a result it was determined that a $1.7 reduction to inventory, along with an offsetting increase to goodwill, was needed to adjust the preliminary allocation of fair value to assets acquired and liabilities assumed.

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

Nu Finish Acquisition - On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter and nine months ended June 30, 2019 associated with the Nu Finish Acquisition was $3.0 and $5.9, respectively, and earnings before income taxes was a loss of $0.6 and earnings of $0.2, respectively.

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

Pro Forma Financial Information- Pro forma net sales, Pro forma net earnings from continuing operations, Pro forma net earnings from continuing operations attributable to common shareholders and Pro forma diluted net earnings per common share - continuing operations for the quarter and nine months ended June 30, 2019 and 2018 are shown in the table below. The pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. The pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company. The Nu Finish Acquisition was immaterial for this disclosure and is only included for the periods owned by the Company.

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

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Pro forma net sales	$647.2	$684.0	$2,000.4	$2,077.2
Pro forma net earnings from continuing operations	14.2	37.5	113.6	9.1
Pro forma mandatory preferred stock dividends	4.1	4.1	12.2	12.2
Pro forma net earnings from continuing operations attributable to common shareholders	$10.1	$33.4	$101.4	$(3.1)
Pro forma diluted net earnings per common share - continuing operations	$0.14	$0.47	$1.43	$(0.04)
Pro forma weighted average shares of common stock - Diluted	70.6	71.4	71.0	71.4

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

The unaudited pro forma data above includes the following significant adjustments made to account for certain costs to adjust for as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for each respective period:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Expense removed/(Additional Expense)	2019	2018	2019	2018
Inventory step up (1)	$5.0	$—	$27.5	$(26.5)
Acquisition and integration costs (2)	—	13.2	30.1	(49.1)
Interest and ticking fees on escrowed debt (3)	—	3.4	27.5	4.9
Gains on escrowed funds (4)	—	—	(12.0)	—

(1) The inventory step up was removed from fiscal 2019 and recorded in the first quarter of fiscal 2018 as the inventory turn would have occurred in that quarter.
(2) Acquisition and integration costs incurred to obtain legal approval, investment banking fees and other transaction related expenses that occurred prior to closing of the acquisitions, were removed from the various periods and recorded in the first quarter of fiscal 2018 when the transaction is assumed to have occurred.
(3) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from the new capital structure was included in the results and the pre-tax amount of $50.0 and $150.0 for the three and nine month periods, respectively, were included in the results above.
(4) The escrowed debt funds earned interest income and had gains on the non functional currency balances. These gains would not have been realized if the transaction had occurred as of October 1, 2017.

The pro-forma results above include restructuring charges recorded by the Auto Care Business of $7.6 and $14.7 during the three and nine months ended June 30, 2018, respectively. Excluded from the above is the Write-down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care Business during the nine months ended June 30, 2019. This loss was recorded as a direct result of the transaction and would not have impacted the combined company results.

Net sales and Income/(loss) before income taxes for the Battery and Auto Care Acquisitions included in the Company's Consolidated (Condensed) Statement of Earnings and Comprehensive Income are shown in the following table. The Loss before income taxes includes the inventory fair value adjustment recorded for the acquisitions, but excludes all acquisition and integration costs as well as any additional interest incurred by the Company for the debt issuances to complete the acquisitions:

	For the Quarter Ended June 30, 2019		For the Nine Months Ended June 30, 2019
	Battery Acquisition	Auto Care Acquisition	Battery Acquisition	Auto Care Acquisition
Net sales	$109.1	$135.6	$209.0	$220.1
Inventory fair value adjustment	—	6.5	14.2	19.5
Income/(loss) before income taxes	6.1	13.6	(6.3)	16.4

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $28.0 and $159.9 in the quarter and nine months ended June 30, 2019, respectively, and $15.9 and $41.0 for the quarter and nine months ended June 30, 2018, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Costs of products sold were $12.4 and $44.1 for the quarter and the nine months ended June 30, 2019, respectively, and primarily related to the inventory fair value adjustment of $6.5 and $33.7 for the quarter and nine months, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $15.1 and $63.1 for the quarter and nine months ended June 30, 2019, respectively, and $22.4 and $44.6 for the quarter and nine months ended June 30, 2018, respectively, and primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the quarter and nine months ended June 30, 2019 the Company recorded $0.3 in research and development.

Also included in the pre-tax acquisition costs for the nine months ended June 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The quarter and nine months ended June 30, 2018 each included $3.4 and $6.3, respectively, related to debt for the Battery Acquisition.

Included in Other items, net were pre-tax expenses of $0.2 and pre-tax income of $13.2 in the three and nine months ended June 30, 2019, respectively. The quarter included transition services income of $0.7 offset by a $0.9 loss related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture.

The pre-tax income of $13.2 in Other items, net in the nine months ended June 30, 2019 were primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the nine months ended June 30, 2019. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the nine months ended June 30, 2019. The Company also earned income related to transition services agreements of $0.8 for the nine months ended June 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business as well as the $0.9 loss related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture.

During the quarter and nine months ended June 30, 2018, the Company also recorded a gain in Other items, net of $9.9 on foreign currency contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The Company also incurred $0.5 and $6.0 of tax withholding costs in the quarter and nine months ending June 30, 2018, related to anticipated cash movement to fund the acquisition.

(4) Divestment

As discussed in Note 1, the Divestment Business was classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheets and as discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

On May 29, 2019, the Company entered into a definitive agreement with VARTA AG to sell the Divestment Business for €180.0, subject to approval by the European Commission and certain purchase price adjustments. Pursuant to the terms of the Battery Acquisition agreement, Spectrum will be contributing an additional $200.0 to Energizer in connection with the divestiture. The total proceeds anticipated prior to contractual purchase price adjustments with VARTA AG is approximately $405. The Company estimates the contractual adjustments could be up to $100. The Divestment Business is expected to be sold by the end of calendar year 2019 and the Company anticipates recording a loss at the time of divestment, which would include the impact of any contractual adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the assets and liabilities of the Divestment Business classified as held for sale as of June 30, 2019. As the Company did not own the business as of September 30, 2018, there are no Divestment Business assets or liabilities as of that period:

June 30, 2019
Assets
Trade receivables	$41.1
Inventories	60.8
Other current assets	30.4
Property, plant and equipment, net	77.5
Goodwill	15.5
Other intangible assets, net	565.7
Other assets	16.6
Assets held for sale	$807.6

Liabilities
Current portion of capital leases	$5.4
Accounts payable	32.0
Notes payable	2.5
Other current liabilities	78.9
Long-term debt	26.7
Other liabilities (1)	239.4
Liabilities held for sale	$384.9
(1) Included in other liabilities is deferred tax liabilities of $198.2 and pension liabilities of $40.3 related to the Divestment Business.

The following table summarizes the components of Loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2019. As the Company acquired the business on January 2, 2019, there is no activity on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the three and nine months ended June 30, 2018:

	For the Quarter Ended	For the Nine Months Ended
	June 30, 2019	June 30, 2019
Net sales	$69.9	$150.1
Cost of products sold	52.5	122.3
Gross profit	17.4	27.8
Selling, general and administrative expense	18.1	39.2
Advertising and sales promotion expense	0.2	0.5
Research and development expense	0.2	0.2
Interest expense	3.7	10.4
Other items, net	(3.4)	(7.2)
Loss before income taxes from discontinued operations	(1.4)	(15.3)
Income tax expense (benefit)	0.4	(2.5)
Net loss from discontinued operations	$(1.8)	$(12.8)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Included in the loss from discontinued operations for the quarter ended June 30, 2019 are divestment related pre-tax costs of $4.2 and allocated pre-tax interest expense of $3.7. The nine months ended June 30, 2019 include the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $9.9, and allocated pre-tax interest expense of $9.9.

(5) Income Taxes

The nine month effective tax rate was 30.3% as compared to 45.3% for the prior year comparative period. The current year provision included the estimated impact of disallowed transaction costs related to the Battery Acquisition and the Auto Care Acquisition for which the Company does not believe that there will be an income tax benefit. Both years' provision included the impact of the U.S. tax legislation discussed below.

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

As a result of the reduction of the Federal corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. The Company has finalized the remeasurement and did not have any adjustments to the $3.0 recorded in fiscal year 2018. The provision for the nine months ended June 30, 2018, included approximately $0.6.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes as well as the amount of non-U.S. income tax paid on such earnings. We have completed our accounting for the income tax effect of the mandatory transition tax in the first quarter of fiscal 2019. We recorded an additional $0.7 during the nine months ended June 30, 2019 related to the anticipated state tax impact for a total tax of $36.7. Included in the provision for the nine months ended June 30, 2018 was an initial estimate of $30.0 related to the transition tax.

The Tax Act created a provision known as Global Intangible Low Taxed Income (GILTI) that imposes tax on certain earnings of foreign subsidiaries. The Company has elected to treat GILTI as a current period expense.

(6) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $6.7 and $20.8 for the quarter and nine months ended June 30, 2019, respectively, and $7.0 and $21.0 for the quarter and nine months ended June 30, 2018, respectively, and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2019 and 2018:

(in millions, except per share data)	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Basic earnings per share	2019	2018	2019	2018
Net earnings from continuing operations	$9.2	$23.8	$17.7	$92.0
Mandatory preferred stock dividends	(4.4)	—	(7.7)	—
Net earnings from continuing operations attributable to common shareholders	4.8	23.8	10.0	92.0
Net loss from discontinued operations, net of tax	(1.8)	—	(12.8)	—
Net earnings/(loss) attributable to common shareholders	$3.0	$23.8	$(2.8)	$92.0

Weighted average common shares outstanding - basic	69.6	59.7	65.5	59.9

Basic net earnings per common share from continuing operations	$0.07	$0.40	$0.15	$1.54
Basic net loss per common share from discontinued operations	(0.03)	—	(0.19)	—
Basic net earnings/(loss) per common share	$0.04	$0.40	$(0.04)	$1.54

Diluted earnings per share
Net earnings/(loss) attributable to common shareholders	$3.0	$23.8	$(2.8)	$92.0

Weighted average common shares outstanding - basic	69.6	59.7	65.5	59.9
Dilutive effect of restricted stock equivalents	0.3	0.5	0.3	0.4
Dilutive effect of performance shares	0.5	1.0	0.5	0.9
Dilutive effect of stock based deferred compensation plan	0.2	0.2	0.2	0.2
Weighted average common shares outstanding - diluted	70.6	61.4	66.5	61.4

Diluted net earnings per common share from continuing operations	$0.07	$0.39	$0.15	$1.50
Diluted net loss per common share from discontinued operations	(0.03)	—	(0.19)	—
Diluted net earnings/(loss) per common share	$0.04	$0.39	$(0.04)	$1.50

For the quarter and nine months ended June 30, 2019, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculation. For the quarter and nine months ended June 30, 2018, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations.

The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings per share.

Performance based restricted stock equivalents of 0.8 were excluded for both the quarter and nine months ended June 30, 2019 and 0.5 were excluded for both the quarter and nine months ended June 30, 2018, respectively, as the performance targets for those shares had not been achieved as of the end of the applicable period.

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

Segment sales and profitability for the quarter and nine months ended June 30, 2019 and 2018, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Americas	$465.1	$241.3	$1,220.2	$838.5
International	182.1	151.5	555.3	502.0
Total net sales	$647.2	$392.8	$1,775.5	$1,340.5
Segment Profit
Americas	$103.8	$60.4	$308.6	$239.2
International	41.0	32.6	132.0	115.9
Total segment profit	144.8	93.0	440.6	355.1
General corporate and other expenses (1)	(29.9)	(24.7)	(78.3)	(71.0)
Global marketing expense (2)	(3.0)	(4.6)	(12.5)	(13.0)
Research and development expense (3)	(9.2)	(5.2)	(23.4)	(15.9)
Amortization of intangible assets	(14.4)	(2.8)	(30.1)	(8.4)
Acquisition and integration costs (4)	(28.0)	(15.9)	(159.9)	(41.0)
Gain on sale of real estate	—	4.6	—	4.6
Interest expense (5)	(51.9)	(14.3)	(111.7)	(41.3)
Other items, net (6)	1.0	1.4	0.7	(0.8)
Total earnings before income taxes	$9.4	$31.5	$25.4	$168.3

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) The quarter and nine months ended June 30, 2019 includes $0.6 and $4.0 recorded in SG&A, respectively, and $2.4 and $8.5 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarter and nine months ended June 30, 2018 includes $1.6 and $3.4 recorded in SG&A, respectively, and $3.0 and $9.6 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarter and nine months ended June 30, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income includes $0.3 which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold	$12.4	$—	$44.1	$—
Selling, general and administrative expense	15.1	22.4	63.1	44.6
Research and development expense	0.3	—	0.3	—
Interest expense	—	3.4	65.6	6.3
Other items, net	0.2	(9.9)	(13.2)	(9.9)
Total acquisition and integration costs	$28.0	$15.9	$159.9	$41.0
(5) Interest expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the nine months ended June 30, 2019 includes $65.6 and for the quarter and nine months ended June 30, 2018 includes $3.4 and $6.3, respectively, of acquisition commitment fees, debt ticking fees, and interest on escrowed debt which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.
(6) The amounts for the quarter and nine months ended June 30, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income includes a loss of $0.2 and a gain of $13.2, respectively, which have been reclassified for purposes of the reconciliation above. The amounts for the quarter and nine months ended June 30, 2018 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included a gain of $9.9 on acquisition foreign currency contracts.

Corporate assets shown in the following table include all restricted cash related to the Battery Acquisition, financial instruments and deferred tax assets that are managed outside of operating segments. Total assets by segment are presented below:

	June 30, 2019	September 30, 2018
Americas	$982.1	$504.2
International	659.3	851.5
Total segment assets	$1,641.4	$1,355.7
Corporate	144.1	1,346.3
Goodwill and other intangible assets	2,984.6	476.8
Assets held for sale	807.6	—
Total assets	$5,577.7	$3,178.8

(9) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2018 and June 30, 2019:

	Americas	International	Unallocated	Total
Balance at October 1, 2018	$228.4	$15.8	$—	$244.2
Battery Acquisition	—	—	547.2	547.2
Auto Care Acquisition	—	—	270.1	270.1
Cumulative translation adjustment	—	(0.2)	1.1	0.9
Balance at June 30, 2019	$228.4	$15.6	$818.4	$1,062.4

The Company is still evaluating the reporting unit and segment allocation of the goodwill acquired in the Battery and Auto Care Acquisitions as of June 30, 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had indefinite-lived intangible assets of $1,292.4 at June 30, 2019 and $76.9 at September 30, 2018. The increase was due to the Battery Acquisition of $513.0 and the Auto Care Acquisition of $702.9, slightly offset by changes in foreign currency of $0.4.

Total intangible assets at June 30, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$61.0	$8.8	$52.2
Customer relationships	412.5	28.2	384.3
Patents	34.5	7.6	26.9
Proprietary technology	174.5	10.5	164.0
Proprietary formulas	2.4	0.2	2.2
Non-compete	0.5	0.3	0.2
Total Amortizable intangible assets	685.4	55.6	629.8
Trademarks and trade names - indefinite lived	1,292.4	—	1,292.4
Total Other intangible assets, net	$1,977.8	$55.6	$1,922.2

Total intangible assets at September 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$44.3	$6.1	$38.2
Customer relationships	99.6	13.4	86.2
Patents	34.5	5.7	28.8
Proprietary formulas	2.4	0.1	2.3
Non-compete	0.5	0.2	0.3
Total Amortizable intangible assets	181.3	25.5	155.8
Trademarks and trade names - indefinite lived	76.9	—	76.9
Total Other intangible assets, net	$258.2	$25.5	$232.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(10) Debt

The detail of long-term debt was as follows:

	June 30, 2019	September 30, 2018
Senior Secured Term Loan A Facility due 2021	$77.5	$—
Senior Secured Term Loan B Facility due 2025	997.5	—
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	500.0	—
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	739.2	—
7.750% Senior Notes due 2027	600.0	—
Senior Secured Term Loan B Facility due 2022	—	388.0
Capital lease obligations	47.4	—
Total long-term debt, including current maturities	3,561.6	988.0
Less current portion	(11.6)	(4.0)
Less unamortized debt discount and debt issuance fees	(56.8)	(7.9)
Total long-term debt	$3,493.2	$976.1

6.375% Senior Notes due 2026	—	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	—	754.2
Total gross long-term debt held in escrow	—	1,254.2
Less unamortized debt issuance fees	—	(23.5)
Total long-term debt held in escrow	$—	$1,230.7

Long-term debt - On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility) and which provided for a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility (2018 Term Loans). The borrowings under the term loan A require quarterly principal payments at a rate of 6.25% of the original principal balance, or $12.5. The borrowings under the term loan B require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.5. The borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. The 2018 Term Loans began to accrue ticking fees in July 2018 and interest in December 2018 upon funding the Term Loans into escrow. The funds were released from escrow and used to fund the closing of the Battery Acquisition on January 2, 2019.

Obligations under the 2018 Revolving Facility and 2018 Term Loan are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets.

During the nine months ended June 30, 2019, the Company made payments of $122.5 and $2.5 on the Term Loan A and Term Loan B facilities, respectively. Subsequent to the quarter, the Company made additional payments of $15.0 on the Term Loan B facility. As of June 30, 2019, the Company had $40.0 of outstanding borrowings under the Revolving Facility and had $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $352.4 remained available as of June 30, 2019. As of June 30, 2019 and September 30, 2018, our weighted average interest rate on short-term borrowings was 4.9% and 4.3%, respectively.

On January 17, 2019, the Company finalized pricing of $600.0 in senior notes due in 2027 at 7.750% (2027 Notes). The 2027 Notes priced at 100% of the principal amount and the offering closed concurrently with the Auto Care Acquisition on January 28, 2019 and the proceeds were utilized to fund the acquisition. The 2027 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2027 Notes in January and July. The 2027 Notes are jointly and severally guaranteed

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Facility.

Debt issuance fees paid related to the bonds and the credit agreement, including the 2018 Revolving Credit Facility, were $40.1 during the nine months ended June 30, 2019.

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

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. The swap has a current notional value of $400.0. On April 1, 2019, the notional amount decreased $50.0. This decrease will continue each quarter until its termination date of December 31, 2020.

Notes payable - The notes payable balance was $41.5 at June 30, 2019 and $247.3 at September 30, 2018. The June 30, 2019 balance was comprised primarily of $40.0 of borrowings on the 2018 Revolving Facility as well as$1.5 of other borrowings, including those related to foreign affiliates. The September 30, 2018 balance was comprised of $240.0 outstanding borrowings on the 2015 Revolving facility as well as $7.3 of other borrowings, including those related to foreign affiliates. On January 2, 2019, the outstanding borrowings on the 2015 Revolving Facility were paid with the proceeds from the 2018 Term Loans and 2026 Notes.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of June 30, 2019, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long term debt, including Capital leases acquired with the Battery and Auto Care Acquisitions, as of June 30, 2019 are as follows:

	Long-term debt	Capital leases
2020	$10.0	$4.7
2021	10.0	4.7
2022	87.5	4.7
2023	10.0	4.6
2024	10.0	5.5
Thereafter	3,386.7	70.9
Total long-term debt payments due	$3,514.2	95.1

Less: Interest on capital leases		(47.7)
Present value of capital lease payments (1)		$47.4
(1) Includes capital lease obligation of $1.6 recorded in Current portion of capital leases and $45.8 in Long-term debt on the Consolidated (Condensed) Balance Sheet.

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2015.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended June 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$—	$—	$0.1	$0.1
Interest cost	5.1	4.7	0.8	1.1
Expected return on plan assets	(6.6)	(7.5)	(1.3)	(1.6)
Amortization of unrecognized net losses	1.1	1.1	0.2	0.5
Net periodic (benefit)/cost	$(0.4)	$(1.7)	$(0.2)	$0.1

	For the Nine Months Ended June 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$—	$—	$0.4	$0.4
Interest cost	15.3	14.1	2.3	3.2
Expected return on plan assets	(19.6)	(22.6)	(3.8)	(4.8)
Amortization of unrecognized net losses	3.1	3.3	0.7	1.6
Settlement charge	—	0.1	—	—
Net periodic (benefit)/cost	$(1.2)	$(5.1)	$(0.4)	$0.4

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

The Company acquired a pension as part of the Divestment Business with the Battery Acquisition which is included in Liabilities held for sale. No other material plans were acquired with the acquisitions.

(12) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the quarter and nine months ended June 30, 2019, the Company repurchased 1,036,000 shares for $45.0, at an average price of $43.46. During the nine months ended June 30, 2018, the Company repurchased 1,126,379 shares for $50.0, at an average price of $44.41 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

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

On April 29, 2019, the Board of Directors declared a cash dividend for the third quarter of 2019 of $0.30 per common share of common stock, payable on June 10, 2019, to all shareholders of record as of the close of business May 21, 2019.

During the nine months ended June 30, 2019, total dividends declared on common stock were $61.4 and common stock dividends paid were $61.7. The dividends paid included amounts on restricted shares that vested in the period. During the nine months ended June 30, 2018, total dividends declared on common stock were $54.4 and common stock dividends paid were $52.3. The unpaid common stock dividends were associated with unvested restricted shares and were recorded in other liabilities.

Subsequent to the end of the fiscal quarter, on July 29, 2019, the Board of Directors declared a dividend for the fourth quarter of 2019 of $0.30 per share of common stock, payable on September 10, 2019, to all shareholders of record as of the close of business August 20, 2019.

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

Dividends on the MCPS will be payable on a cumulative basis at an annual rate of 7.50% of the liquidation preference of $100.00 per share of MCPS, and may be paid in cash or, subject to certain limitations, in shares of common stock, or in any combination of cash and shares of common stock. If declared, dividends on the MCPS will be payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2019 and ending on, and including, January 15, 2022.

On January 28, 2019, the Board of Directors declared a cash dividend of $1.8333 per share of MCPS. The dividend was paid on April 15, 2019 and totaled $3.9.

On April 29, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS. The dividend was paid on July 15, 2019, and totaled $4.0.

Subsequent to the end of the fiscal quarter, on July 29, 2019, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on October 15, 2019, to all shareholders of record as of the close of business October 1, 2019.

During the nine months ended June 30, 2019, total dividends declared on MCPS were $7.7 while dividends paid on MCPS were $4.0.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2019 and September 30, 2018, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contracts on zinc purchases in March 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2020. There were four open contracts at June 30, 2019, with a total notional value of approximately$16. The pre-tax loss recognized on the zinc contracts was $0.7 at June 30, 2019, and was included in Accumulated other comprehensive income on the Consolidated (Condensed) Balance Sheet.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,075.0 under the 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

These hedging instruments are considered cash flow hedges for accounting purposes. At June 30, 2019 and September 30, 2018, Energizer recorded an unrealized pre-tax net loss of $3.9 and a net gain of $7.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Cash Flow Hedges—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2019 and September 30, 2018, Energizer had an unrealized pre-tax gain of $1.3 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2019 levels, over the next 12 months, $1.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020. There were 64 open foreign currency contracts at June 30, 2019, with a total notional value of approximately $140.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were ten open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2019, with a total notional value of approximately $206.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2019 and September 30, 2018, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2019 and 2018, respectively:

	At June 30, 2019	For the Quarter Ended June 30, 2019		For the Nine Months Ended June 30, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Loss Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$1.3	$(0.4)	$1.9	$3.7	$6.7
Interest rate swaps (2017 and 2018)	(3.9)	(4.1)	0.2	(11.0)	0.4
Zinc contracts	(0.7)	(0.9)	—	(0.7)	—
Total	$(3.3)	$(5.4)	$2.1	$(8.0)	$7.1

	At September 30, 2018	For the Quarter Ended June 30, 2018		For the Nine Months Ended June 30, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (4) (5)	Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (4) (5)
Foreign currency contracts	$4.3	$5.6	$(0.8)	$4.8	$(5.1)
Interest rate swaps (2017 and 2018)	7.7	2.2	(0.2)	6.7	(1.0)
Total	$12.0	$7.8	$(1.0)	$11.5	$(6.1)
(1) All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) OCI is defined as other comprehensive income.
(3) Gain reclassified to Income was recorded as follows: Foreign currency contracts in Cost of products sold, interest rate contracts in Interest expense, and commodity contracts in Cost of products sold.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.
(5) Loss reclassified to Income was recorded as follows: Foreign currency contracts in Other items, net, interest rate contracts in Interest expense, and commodity contracts in Cost of products sold.

The following table provides estimated fair values as of June 30, 2019 and September 30, 2018 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2019 and 2018, respectively:

	At June 30, 2019	For the Quarter Ended June 30, 2019	For the Nine Months Ended June 30, 2019
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2) (3)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(1.0)	$(1.3)	$(0.2)
	At September 30, 2018	For the Quarter Ended June 30, 2018	For the Nine Months Ended June 30, 2018
	Estimated Fair Value Liability (1)	Gain Recognized in Income (4)	Gain Recognized in Income (4)
Foreign currency contracts	$(0.1)	$8.7	$10.0
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) Loss recognized in Income was recorded as foreign currency in Cost of products sold.
(3) Includes a $0.9 loss on a hedge contract on the Euro proceeds anticipated from the Varta divestiture.
(4) Gain recognized in Income was recorded as foreign currency in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At June 30, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.3	$(0.4)	$1.9	$4.7	$(0.2)	$4.5

Offsetting of derivative liabilities
		At June 30, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.6)	$—	$(1.6)	$(0.3)	$—	$(0.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2019 and September 30, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	June 30, 2019	September 30, 2018
Deferred compensation	$(27.4)	$(29.0)
Derivatives - Foreign Currency contracts	1.3	4.3
Derivatives - Foreign Currency contracts (non-hedge)	(1.0)	(0.1)
Derivatives - 2017 and 2018 Interest Rate swaps	(3.9)	7.7
Derivatives - Zinc contracts	(0.7)	—
Exit lease liability	(0.3)	(0.6)
Net Liabilities at estimated fair value	$(32.0)	$(17.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2019 and at September 30, 2018.

Due to the nature of cash, cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At June 30, 2019, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At June 30, 2019, the fair market value of fixed rate long-term debt was $2,493.4 compared to its carrying value of $2,439.2 and at September 30, 2018, the fair market value of fixed rate long-term debt was $599.2 compared to its carrying value of $600.0. At September 30, 2018, the fair market value of the fixed rate long-term debt held in escrow was $1,274.4 compared to its carrying value $1,254.2. The long term debt held in escrow outstanding at September 30, 2018 was funded in the the second quarter and was no longer held in escrow at June 30, 2019. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(14) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2018	$(113.6)	$(136.4)	$—	$3.3	$4.9	$(241.8)
OCI before reclassifications	3.3	(0.2)	(0.5)	2.9	(8.3)	(2.8)
Reclassifications to earnings	—	3.2	—	(5.2)	(0.3)	(2.3)
Activity related to discontinued operations	1.0	—	0.6	—	—	1.6
Balance at June 30, 2019	$(109.3)	$(133.4)	$0.1	$1.0	$(3.7)	$(245.3)

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.9	$(0.8)	$6.7	$(5.1)	Other items, net
Interest rate contracts	0.2	(0.2)	0.4	(1.0)	Interest expense
	2.1	(1.0)	7.1	(6.1)	(Loss)/earnings before income taxes
	(0.4)	0.2	(1.6)	1.4	Income tax (benefit)/provision
	$1.7	$(0.8)	$5.5	$(4.7)	Net (loss)/earnings
Amortization of defined benefit pension items
Actuarial loss	(1.3)	(1.6)	(3.8)	(4.9)	(2)
Settlement loss	—	—	—	(0.1)	(2)
	(1.3)	(1.6)	(3.8)	(5.0)	(Loss)/earnings before income taxes
	0.2	0.5	0.6	1.3	Income tax (benefit)/provision
	$(1.1)	$(1.1)	$(3.2)	$(3.7)	Net (loss)/earnings
Total reclassifications to earnings	$0.6	$(1.9)	$2.3	$(8.4)	Net (loss)/earnings
(1) Amounts in parentheses indicate debits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 11, Pension Plans, for further details).

(15) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Other items, net
Interest income	$(0.3)	$(0.4)	$(1.3)	$(1.2)
Interest income on restricted cash	—	—	(5.8)	—
Foreign currency exchange (gain)/loss	(0.3)	0.7	2.4	7.7
Pension benefit other than service costs	(0.7)	(1.7)	(2.1)	(5.1)
Acquisition foreign currency loss/(gain)	0.9	(9.9)	(8.1)	(9.9)
Settlement of acquired business hedging contracts	—	—	1.5	—
Transition services agreement income	(0.7)	—	(0.8)	—
Other	0.3	—	0.3	(0.6)
Total Other items, net	$(0.8)	$(11.3)	$(13.9)	$(9.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2019	September 30, 2018
Inventories
Raw materials and supplies	$85.6	$40.0
Work in process	143.2	86.5
Finished products	295.5	196.6
Total inventories	$524.3	$323.1
Other Current Assets
Miscellaneous receivables	$15.5	$9.9
Due from Spectrum	18.9	—
Prepaid expenses	119.7	52.2
Value added tax collectible from customers	20.0	20.8
Other	21.9	12.6
Total other current assets	$196.0	$95.5
Property, Plant and Equipment
Land	$9.8	$4.5
Buildings	171.8	110.8
Machinery and equipment	767.2	696.2
Capital leases	50.5	—
Construction in progress	26.1	12.1
Total gross property	1,025.4	823.6
Accumulated depreciation	(664.4)	(656.9)
Total property, plant and equipment, net	$361.0	$166.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$19.7	$16.5
Accrued trade allowances	49.3	39.4
Accrued salaries, vacations and incentive compensation	46.5	48.8
Accrued interest expense	58.3	27.1
Due to Spectrum	10.7	—
Income taxes payable	49.2	23.4
Other	125.5	115.8
Total other current liabilities	$359.2	$271.0
Other Liabilities
Pensions and other retirement benefits	$66.5	$70.2
Deferred compensation	27.4	29.0
Mandatory transition tax	16.7	33.1
Deferred tax liability	247.9	19.3
Other non-current liabilities	49.7	44.7
Total other liabilities	$408.2	$196.3

(16) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. As of June 30, 2019, Spectrum owns 7.7% of the Company's outstanding common shares. Refer to Note 12 Shareholders' Equity for additional discussion on the common shares issued to Spectrum.

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

For the quarter and nine months ended June 30, 2019, the Company incurred expense of $5.7 and $10.7 in SG&A, respectively, and $0.3 and $0.7 in COGS, respectively. The Company also recorded income of $0.7 and $0.8 in Other items, net related to the reverse transaction services agreements provided for the quarter and nine month period, respectively. Related to these agreements, the Company has a payable of $10.7 in Other current liabilities and a receivable of $18.9 in Other current assets to Spectrum as of June 30, 2019.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $4.8 and $9.2 for the quarter and nine months ended June 30, 2019, respectively, and $0.2 in Accounts payable at June 30, 2019 related to these purchases.

In addition, at June 30, 2019, the Company had open invoices payable to Spectrum for $0.4 related to construction in process at the Spectrum headquarters as well as $0.3 related to the IT project to clone their accounting system.

In discontinued operations, the Company recorded income of $4.0 and $8.1 for reverse TSA, and recorded expense of $0.3 and $1.0 for the quarter and nine months ended June 30, 2019, respectively. In addition, there was a payable due to Spectrum of $10.9 recorded in Liabilities held for sale and a receivable from Spectrum of $4.8 recorded in Assets held for sale as of June 30, 2019.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2019, the Company had approximately $22.7 of purchase obligations.

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

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, Amortization expense, Gain on sale of real estate, Interest expense, Other items, net and charges related to Acquisition and integration have all been excluded from segment profit.

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, the gain on sale of real estate and the one-time impact of the new U.S. income tax legislation.

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

•
our ability to integrate businesses; to realize the projected results of acquisitions of the acquired businesses, and to obtain expected cost savings, synergies and other anticipated benefits of the acquired businesses within the expected timeframe, or at all;

•	the impact of the acquired businesses on our business operations;

•
our ability to close on the divestiture of the Europe-based Varta® consumer battery, chargers, portable power and portable lighting business which serves the Europe, the Middle East and Africa markets;

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

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of the United Kingdom’s announced intention to exit the European Union;

•	uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;

•	the impact of raw materials and other commodity costs;

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

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Divestment Business. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac®-branded consumer and hearing aid batteries business. Energizer began the formal divestiture process immediately after close. On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG and expects to complete the divestiture by the end of calendar 2019, subject to customary closing conditions. The operations of this business have been reported as discontinued operations for the three and nine months ended June 30, 2019.

For the quarter and nine months ended June 30, 2019 the revenue associated with the Battery Acquisition was $109.1 and $209.0, respectively, and the income before income taxes was $6.1 and a loss before income taxes of $6.3, respectively, which included the inventory fair value adjustment of $14.2 in the nine months ended June 30, 2019.

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

For the quarter and nine months ended June 30, 2019 the revenue associated with the Auto Care Acquisition was $135.6 and $220.1, respectively, and the income before income taxes was $13.6 and $16.4, respectively, which included the inventory fair value adjustment of $6.5 and $19.5, respectively.

Nu Finish Acquisition

On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the quarter and nine months ended June 30, 2019 associated with the Nu Finish Acquisition was $3.0 and $5.9, respectively, and earnings before income taxes was a loss of $0.6 and earnings of $0.2, respectively.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $28.0 and $159.9 in the quarter and nine months ended June 30, 2019, respectively, and $15.9 and $41.0 for the quarter and nine months ended June 30, 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $12.4 and $44.1 for the quarter and the nine months ended June 30, 2019, respectively, and primarily related to the inventory fair value adjustment of $6.5 and $33.7 for the quarter and nine months, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $15.1 and $63.1 for the quarter and nine months ended June 30, 2019, respectively, and $22.4 and $44.6 for the quarter and nine months ended June 30, 2018, respectively, and primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the quarter and nine months ended June 30, 2019, the Company recorded $0.3 in research and development.

Also included in the pre-tax acquisition costs for the nine months ended June 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The quarter and nine months ended June 30, 2018 each included $3.4 and $6.3, respectively, related to debt for the Battery Acquisition.

Included in Other items, net were pre-tax expenses of $0.2 and pre-tax income of $13.2 in the three and nine months ended June 30, 2019, respectively. The quarter included transition services income of $0.7 offset by a $0.9 loss related to the hedge contract on the expected proceeds from the anticipated Varta divestiture.

The pre-tax income of $13.2 in Other items, net in the nine months ended June 30, 2019 were primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the nine months ended June 30, 2019. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the nine months ended June 30, 2019. The Company also earned income related to transition services agreements of $0.8 for the nine months ended June 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business as well as the $0.9 loss related to the hedge contract on the expected proceeds from the anticipated Varta divestiture.

During the quarter and nine months ended June 30, 2018, the Company also recorded a gain in Other items, net of $9.9 on foreign currency contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The Company also incurred $0.5 and $6.0 of tax withholding costs in the quarter and nine months ending June 30, 2018, related to anticipated cash movement to fund the acquisition.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings from continuing operations of $9.2, or $0.07 per diluted common share. This compares to Net earnings from continuing operations of $23.8, or $0.39 per diluted common share, in the prior year third fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.37 for the third fiscal quarter as compared to $0.54 in the prior year quarter, a decrease of 31.5%.
For the nine months ended June 30, 2019, Energizer reported Net earnings from continuing operations of $17.7, or $0.15 per diluted common share. This compares to net earnings from continuing operations of $92.0, or $1.50 per diluted common share in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $2.07 for the nine month period as compared to $2.55 in the prior year comparable period, a decrease of 18.8%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, gain on sale of real estate and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Net earnings from continuing operations and Diluted net earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net earnings/(loss) attributable to common shareholders	$3.0	$23.8	$(2.8)	$92.0
Mandatory preferred stock dividends	(4.4)	—	(7.7)	—
Net earnings	7.4	23.8	4.9	92.0
Net loss from discontinued operations, net of income tax benefit	(1.8)	—	(12.8)	—
Net earnings from continuing operations	$9.2	$23.8	$17.7	$92.0
Adjustments
Pre-tax acquisition and integration (1)	28.0	15.9	159.9	41.0
Tax impact of acquisition and integration charges	(5.9)	(2.9)	(30.8)	(9.8)
Gain on sale of real estate	—	(3.5)	—	(3.5)
Acquisition withholding tax (2)	—	0.5	—	6.0
One-time impact of the new U.S. Tax Legislation	(0.8)	(0.6)	0.7	30.6
Adjusted net earnings from continuing operations (3)	$30.5	$33.2	$147.5	$156.3

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Diluted net earnings per common share - continuing operations	$0.07	$0.39	$0.15	$1.50
Adjustments
Pre-tax acquisition and integration (1)	0.40	0.26	2.25	0.67
Tax impact of acquisition and integration charges	(0.09)	(0.05)	(0.43)	(0.16)
Gain on sale of real estate	—	(0.06)	—	(0.06)
Acquisition withholding tax (2)	—	0.01	—	0.10
One-time impact of the new U.S. Tax Legislation	(0.01)	(0.01)	0.01	0.50
Impact for diluted share calculation (4)	—	—	0.10	$—
Adjusted diluted net earnings per diluted share - continuing operations	$0.37	$0.54	$2.07	$2.55
Weighted average shares of common stock - Diluted	70.6	61.4	66.5	61.4
Adjusted Weighted average shares of common stock - Diluted (4)	70.6	61.4	71.2	61.4
(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of products sold	$12.4	$—	$44.1	$—
Selling, general and administrative expense	15.1	22.4	63.1	44.6
Research and development expense	0.3	—	0.3	—
Interest expense	—	3.4	65.6	6.3
Other items, net	0.2	(9.9)	(13.2)	(9.9)
Total acquisition and integration costs	$28.0	$15.9	$159.9	$41.0
(2) This represents the prior year tax withholding expense related to the cash movement to fund the Battery Acquisition.
(3) The effective tax rate for the quarter ended June 30, 2019 and 2018 for the Adjusted - Non-GAAP Net earnings from continuing operations and Adjusted diluted net earnings per common share from continuing operations was 18.4% and 22.4%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The effective tax rate for the nine months ended June 30, 2019 and 2018 for the Adjusted - Non-GAAP Net Earnings from continuing operations and diluted net earnings per common share from continuing operations was 20.4% and 23.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
(4) For the nine month calculation, the Adjusted Weighted average shares of common stock - Diluted is assuming conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been adjusted out of the net earnings.
Highlights

Total Net Sales (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2019
Total Net Sales	Q3	% Chg	Nine Months	% Chg
Net sales - FY '18	$392.8		$1,340.5
Organic	14.2	3.6%	31.2	2.3%
Impact of Battery Acquisition	109.1	27.8%	209.0	15.6%
Impact of Auto Care Acquisition	135.6	34.5%	220.1	16.4%
Impact of Nu Finish Acquisition	3.0	0.8%	5.9	0.4%
Change in Argentina operations	(0.1)	—%	(4.3)	(0.3)%
Impact of currency	(7.4)	(1.9)%	(26.9)	(1.9)%
Net sales - FY '19	$647.2	64.8%	$1,775.5	32.5%
See non-GAAP measure disclosures above.

Net sales were $647.2 for the third quarter of 2019, an increase of $254.4 as compared to the prior year quarter driven by the following items:

•	Organic net sales were up 3.6% in the second fiscal quarter due to the following items:

◦	Favorable pricing across both segments contributed 1.8% to the organic increase;

◦	Distribution gains contributed 1.3% to the organic increase; and

◦	The impact of the reclassification of licensing revenues contributed 0.5%.

•	The positive impact of the acquisitions was $247.7, or 63.1%;

•	The negative impact due to the change in Argentina operations was $0.1; and

•	Unfavorable currency impacts were $7.4, or 1.9%.

Net sales for the nine months ended June 30, 2019 were $1,775.5, an increase of 32.5% as compared to the prior year comparative period driven by the following items:

•	Organic sales increased by 2.3% primarily driven by:

◦	Category growth, pricing and distribution gains contributed 2.4% to the organic increase;

◦	The impact of the reclassification of licensing revenues contributed 0.4%; and

◦	Partially offsetting the above was 0.5% related to volume declines as a result of lapping fill volume benefits of our prior year portfolio alignment.

•The positive impact of the acquisitions was $435.0, or 32.5%;

•The negative impact due to the change in Argentina operations was $4.3, or 0.3%; and

•Unfavorable currency impacts were $26.9, or 1.9%.

Gross margin percentage for the third fiscal quarter of 2019 was 38.1%, compared to 44.8% in the prior year. Excluding $12.4 from the current quarter inventory step up resulting from purchase accounting and current quarter acquisition and integration costs, gross margin was 40.0%, down 480 basis points from prior year, largely driven by the lower margin rate profile of the acquired businesses. Unfavorable movement in foreign currencies and material pricing also contributed to the decrease but was offset by improved pricing realized across both of our segments.

Gross margin percentage for the nine months ended June 30, 2019 was down 620 basis points. Excluding $44.1 from the current year inventory step up resulting from purchase accounting and current year acquisition and integration costs, gross margin decreased 370 basis points driven by the lower margin rate profile of the acquired businesses and unfavorable movement in foreign currency. These decreases were partially offset by the lapping of the investments made in continuous improvement initiatives in the prior year and the reclassification of currency gains from Other items, net into Cost of products sold, due to the adoption of new accounting guidance in the second fiscal quarter.

Advertising and sales promotion expense (A&P) was $34.3, or 5.3% of net sales, in the third fiscal quarter of 2019, as compared to $22.9, or 5.8% of net sales, in the prior third fiscal quarter 2018. Excluding the $11.0 million of A&P from the acquired businesses, the legacy business A&P was $23.3 million, or 5.8% of net sales, essentially flat compared to the prior year.

A&P was $99.9, or 5.6% of net sales, for the nine months ended June 30, 2019, as compared to $81.1, or 6.0% of net sales, in the prior year comparative period. Excluding the $14.6 of A&P from the acquired businesses, the legacy business had A&P of $85.3, or 6.4% of legacy net sales, an increase of 40 basis points, driven by increased media spending.

Selling, general, and administrative expense (SG&A) was $127.6 in the third fiscal quarter of 2019, or 19.7% of net sales, as compared to $111.9, or 28.5% of net sales, in the prior period. Included in the third fiscal quarter of 2019 and 2018 results were acquisition and integration costs of $15.1 and $22.4, respectively. Excluding acquisition and integration costs, SG&A was $112.5, or 17.4% of net sales, as compared to $89.5, or 22.8% of net sales, in the prior year. Excluding the SG&A of the acquired business of $30.8 and the acquisition and integration costs, legacy SG&A as a percent of net sales was 20.4%, or $81.7, down 240 basis points to prior year third quarter. The benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives, lower compensation expense, favorable impacts of foreign currency and lapping prior year unfavorable legal costs were slightly offset by the licensing revenue reclassification to net sales.
SG&A was $373.5 for the nine months ended June 30, 2019, or 21.0% of net sales, as compared to $315.3 or 23.5% of net sales, in the prior year comparative period. Included in the nine months ended June 30, 2019 and 2018 results were acquisition and integration costs of $63.1 and $44.6, respectively. Excluding the acquisition and integration costs, SG&A was $310.4, an increase of $39.7 over the prior year. SG&A, excluding acquisition and integration costs was 17.5% of net sales compared to 20.2% in the prior year, down 270 basis points. Excluding the SG&A of the acquired business of $56.3 and the acquisition and integration costs, legacy SG&A as a percent of net sales was 19.0%, or $254.1, a decrease of $16.6 over the prior year. The benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives and lower mark to market expense on our unfunded deferred compensation liability was partially offset by the licensing revenue reclassification to net sales.

Research and Development (R&D) was $9.5, or 1.5% of net sales, for the quarter ended June 30, 2019, as compared to $5.2, or 1.3% of net sales, in the prior year comparative period. For the nine months ended June 30, 2019, R&D was $23.7, or 1.3% of net sales, as compared to $15.9, or 1.2% of net sales in the prior year comparative period.
Interest expense was $51.9 for the third fiscal quarter of 2019, compared to $17.7 for the prior year comparative period. Excluding the acquisition costs in the prior year of $3.4, the current year interest expense increased $37.6 attributed to higher debt associated with the acquisitions.
Interest expense was $177.3 for the nine months ended June 30, 2019, and $47.6 for the prior year comparative period. The nine months ended June 30, 2019 expense included $65.6 of interest expense and ticking fees related to the Battery Acquisition as well as the issuance fees associated with the Battery and Auto Care Acquisition's new debt issued in January 2019. Excluding the acquisition costs in the current year of $65.6 and the prior year of $6.3, the current year interest expense increased $70.4 for the nine months ended June 30, 2019, compared to the prior year comparative period driven by higher debt associated with the acquisitions.
Other items, net was income of $0.8 for the third fiscal quarter of 2019 compared to $11.3 for the prior year third quarter. Other items, net was income of $13.9 and of $9.1 for the nine months ended June 30, 2019 and 2018, respectively.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Other items, net
Interest income	$(0.3)	$(0.4)	$(1.3)	$(1.2)
Interest income on restricted cash (1)	—	—	(5.8)	—
Foreign currency exchange (gain)/loss	(0.3)	0.7	2.4	7.7
Pension benefit other than service costs	(0.7)	(1.7)	(2.1)	(5.1)
Acquisition foreign currency loss/(gain) (2)	0.9	(9.9)	(8.1)	(9.9)
Settlement of acquired business hedging contracts (3)	—	—	1.5	—
Transition services agreement income	(0.7)	—	(0.8)	—
Other	0.3	—	0.3	(0.6)
Total Other items, net	$(0.8)	$(11.3)	$(13.9)	$(9.1)

(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Gain relates to currency movement in the escrowed USD funds held in our European Euro functional currency entity. The loss relates to our hedge contract on the expected proceeds from the anticipated Varta Divestiture.

(3) Settlement of acquired business hedging contracts that were terminated upon the Company's request at the acquisition date.

The effective tax rate was 30.3% as compared to 45.3% for the prior year comparative period. The current rate includes $0.7 for the one-time impact of U.S. tax legislation passed in December 2017 and the impact of disallowed transaction costs resulting from the acquisitions, which drove a higher tax rate. The prior year rate includes $30.6 million for the one-time impact of the new U.S. tax legislation passed in December 2017 and the impact of tax withholding expense related to the cash movement that occurred to fund the Battery Acquisition. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 20.4% as compared to 23.6% in the prior year. The decrease in the rate is driven by the new 21% statutory U.S. rate effective for all of fiscal year 2019 compared to the statutory rate of 24.5% in fiscal year 2018.

Segment Results Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, amortization costs, research & development costs, gain on sale of real estate and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 8, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended June 30, 2019. Segment sales and Segment profit analysis for the quarter and nine months ended June 30, 2019 are presented below.

Net Sales (In millions)
Quarter and Nine Months Ended June 30, 2019

	Quarter Ended June 30, 2019		Nine Months Ended June 30, 2019
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '18	$241.3		$838.5
Organic	7.2	3.0%	13.9	1.7%
Impact of Battery Acquisition	89.9	37.3%	168.0	20.0%
Impact of Auto Care Acquisition	124.7	51.7%	202.6	24.2%
Impact of Nu Finish Acquisition	2.9	1.2%	5.7	0.7%
Change in Argentina	(0.1)	—%	(4.3)	(0.5)%
Impact of currency	(0.8)	(0.5)%	(4.2)	(0.6)%
Net Sales - FY '19	$465.1	92.7%	$1,220.2	45.5%

International
Net sales - FY '18	$151.5		$502.0
Organic	7.0	4.6%	17.3	3.4%
Impact of Battery Acquisition	19.2	12.7%	41.0	8.2%
Impact of Auto Care Acquisition	10.9	7.2%	17.5	3.5%
Impact of Nu Finish Acquisition	0.1	0.1%	0.2	—%
Impact of currency	(6.6)	(4.4)%	(22.7)	(4.5)%
Net Sales - FY '19	$182.1	20.2%	$555.3	10.6%

Total Net Sales
Net sales - FY '18	$392.8		$1,340.5
Organic	14.2	3.6%	31.2	2.3%
Impact of Battery Acquisition	109.1	27.8%	209.0	15.6%
Impact of Auto Care Acquisition	135.6	34.5%	220.1	16.4%
Impact of Nu Finish Acquisition	3.0	0.8%	5.9	0.4%
Change in Argentina	(0.1)	—%	(4.3)	(0.3)%
Impact of currency	(7.4)	(1.9)%	(26.9)	(1.9)%
Net Sales - FY '19	$647.2	64.8%	$1,775.5	32.5%

Results for the Quarter Ended June 30, 2019

Americas reported a net sales increase of 92.7%. Excluding the impact of acquisitions, which positively impacted net sales by $217.5, or 90.1% and foreign currency of $0.8, or 0.5% and Argentina operations of $0.1, or 0.0%, which negatively impacted net sales, organic net sales growth was 3.0% for the third fiscal quarter. The organic increase was driven by category growth, distribution gains and pricing.

International reported a net sales increase of 20.2%. Excluding the impact of acquisitions, which positively impacted net sales by $30.2, or 20.0% and foreign currency of $6.6, or 4.4%, which negatively impacted net sales, organic net sales growth was 4.6% for the third fiscal quarter. The organic increase was driven by strong volumes and continued growth in our modern markets and the reclassification of licensing revenue.

Results for the Nine Months Ended June 30, 2019

Americas reported net sales improved 45.5%. The acquisitions positively impacted net sales by $376.3, or 44.9%. These increases were partially offset by the decline in Argentina operations of $4.3, or 0.5%, and the negative impact of foreign currency of $4.2, or 0.6%. Excluding these items, organic net sales increased 1.7% driven by category growth, distribution gains, pricing and the reclassification of licensing income. These gains were slightly offset by increased retailer promotional activity and the lapping of fill volume benefits from our prior year portfolio alignment.

International reported net sales improved 10.6%. This growth was driven by the positive impact of the acquisitions of $58.7, or 11.7% partially offset by the negative impact of foreign currency of $22.7, or 4.5%. Excluding these items, organic net sales increased 3.4%, resulting from strong volumes and pricing actions in our developed markets and modern markets as well as the reclassification of licensing revenue.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2019

	Quarter Ended June 30, 2019		Nine Months Ended June 30, 2019
	$ Change	% Chg	$ Change	% Chg
Americas
Segment Profit - FY '18	$60.4		$239.2
Organic	2.8	4.6%	0.3	0.1%
Impact of Battery Acquisition	13.0	21.5%	20.1	8.4%
Impact of Auto Care Acquisition	28.8	47.7%	52.8	22.1%
Impact of Nu Finish Acquisition	(0.1)	(0.2)%	1.9	0.8%
Change in Argentina	(0.6)	(1.0)%	(2.9)	(1.2)%
Impact of currency	(0.5)	(0.7)%	(2.8)	(1.2)%
Segment Profit - FY '19	$103.8	71.9%	$308.6	29.0%

International
Segment Profit - FY '18	$32.6		$115.9
Organic	5.2	16.0%	18.2	15.7%
Impact of Battery Acquisition	6.3	19.3%	12.3	10.6%
Impact of Auto Care Acquisition	1.4	4.3%	2.1	1.8%
Impact of Nu Finish Acquisition	0.1	0.3%	0.1	0.1%
Impact of currency	(4.6)	(14.1)%	(16.6)	(14.3)%
Segment Profit - FY '19	$41.0	25.8%	$132.0	13.9%

Total Segment Profit
Segment Profit - FY '18	$93.0		$355.1
Organic	8.0	8.6%	18.5	5.2%
Impact of Battery Acquisition	19.3	20.8%	32.4	9.1%
Impact of Auto Care Acquisition	30.2	32.5%	54.9	15.5%
Impact of Nu Finish Acquisition	—	—%	2.0	0.6%
Change in Argentina	(0.6)	(0.6)%	(2.9)	(0.8)%
Impact of currency	(5.1)	(5.6)%	(19.4)	(5.5)%
Segment Profit - FY '19	$144.8	55.7%	$440.6	24.1%
Refer to Note 8, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to (Loss)/earnings before income taxes.

Results for the Quarter Ended June 30, 2019

Global reported segment profit improved by $51.8, or 55.7%. Segment profit was negatively impacted by foreign currencies of $5.1 and the change in Argentina operations of $0.6. The acquisitions had a positive impact on segment profit of $49.5. Excluding these impacts, organic segment profit increased $8.0, or 8.6%, in the current fiscal period. The increase in the quarter was driven by top-line organic growth and lower overhead spending slightly offset by higher A&P driven by the brand refresh in our international markets.

Americas reported segment profit improved by $43.4, or 71.9%. The increase was driven by the acquisitions which contributed $41.7, or 69.0%. The change in Argentina operations had a negative impact on segment profit of $0.6, or 1.0%, while the unfavorable impact from foreign currency was $0.5. Excluding these items, organic segment profit increased by $2.8, or 4.6%, driven by top-line organic growth and a decrease in overhead spending.

International reported segment profit improved $8.4, or 25.8%. Excluding the unfavorable movement in foreign currencies of $4.6 and the positive impact of the acquisitions of $7.8, organic segment profit increased $5.2, or 16.0%, driven by top-line growth in the quarter and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These increases were partially offset by higher A&P spending driven by the brand refresh in our international markets and slightly higher overhead spending.

Results for the Nine Months Ended June 30, 2018

Global reported segment profit improved by $85.5, or 24.1%. Excluding the unfavorable movement in foreign currencies of $19.4, positive impact of acquisitions of $89.3, and the negative impact of Argentina operations of $2.9, organic segment profit increased $18.5, or 5.2%, in the current fiscal period. This increase was the result of top-line organic growth and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives. These increases were partially offset by higher A&P spending driven by higher media spending and our brand refresh.

Americas reported segment profit improved by $69.4, or 29.0%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $2.8, the decline in Argentina operations of $2.9, and the positive impact of the acquisitions of $74.8, organic segment profit increased by $0.3, or 0.1%, in the current fiscal period driven by the increase in gross profit offset by higher A&P driven by the timing of media spending.

International reported segment profit improved by $16.1, or 13.9%, compared to the prior period. Excluding the unfavorable movement in foreign currencies of $16.6, and the positive impact from the acquisitions of $14.5, organic segment profit increased by $18.2, or 15.7% in the current fiscal period driven by top-line growth and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives and favorable overheads versus the prior year comparative period. Slightly offsetting the increase was higher A&P driven by the brand refresh across our international markets.

General Corporate and Global Marketing Expenses

	For the Quarter Ended June,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
General corporate and other expenses	$29.9	$24.7	$78.3	$71.0
Global marketing expense	3.0	4.6	12.5	13.0
General corporate and global marketing expense	$32.9	$29.3	$90.8	$84.0
% of Net Sales	5.1%	7.5%	5.1%	6.3%

For the quarter ended June 30, 2019, general corporate and other expenses were $29.9, an increase of $5.2 as compared to the prior year comparative period. Excluding the corporate and other expenses of $8.4 related to the acquisitions, the legacy business accounted for $21.5, a decrease of $3.2 compared to the prior year. The decreases were due to lower mark to market expense on our unfunded deferred compensation liability in the current year as well as lapping unfavorable legal reserves in the prior year fiscal quarter.

For the nine months ended June 30, 2019, general corporate and other expenses were $78.3, an increase of $7.3 as compared to the prior year comparative period. Excluding the corporate and other expenses of $14.4 related to the acquisitions, the legacy business accounted for $63.9, a decrease of $7.1 compared to the prior year. The decreases were due to lower compensation costs and mark to market expense on our unfunded deferred compensation liability in the current year as well as benefits realized from our prior year continuous improvement initiatives.

For the quarter and nine months ended June 30, 2019, respectively, global marketing expenses were $3.0 and $12.5 compared to $4.6 and $13.0 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2019, Energizer had $206.4 of cash and cash equivalents, approximately 96% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. As of June 30, 2019, the Company had $40.0 of outstanding borrowings under the 2018 Revolving Facility and had $7.6 of outstanding letters of credit.

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

Operating Activities

Cash flow from operating activities from continuing operations was $30.4 in the nine months ended June 30, 2019, as compared to $188.0 in the prior year comparative period. This change of $157.6 was primarily driven by year over year working capital changes of approximately $109.

The largest impact driving the working capital change was the year over year increase in Accounts receivable of $72.

•
Approximately $25 of the increase relates to receivables of the newly acquired Auto Care and Battery businesses since the acquisition date. The Auto Care business is in its peak season, which contributed to higher balances at June 30, 2019 versus the prior year legacy business.

•
Prior to closing the acquisitions, the business factored its receivables through various arrangements which were in part paused or terminated upon close. During the third fiscal quarter we reinstated various factoring arrangements, which helped to offset some of the accounts receivable increase. We expect to see additional benefit in the fourth quarter as we continue to reinstate the factoring programs.

•	Finally, our legacy business had strong organic growth year over year due to distribution gains and price increases, which also added to the year over year increase in receivables.

Increased inventory also contributed to the working capital change of approximately $60. This was due to a planned shift in production to build inventory at our US plants earlier in the fiscal year to allow for better response time on holiday orders and potential hurricane activity in the fourth fiscal quarter.

The remaining outflow was due to cash expenditures associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the Term Loan facility that was utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition.

Investing Activities

Net cash used by investing activities from continuing operations was $2,490.1 and $11.1 in nine months ended June 30, 2019 and 2018, respectively, and consisted of the following:

•	Capital expenditures of $36.4 and $17.2 in the nine months ended June 30, 2019 and 2018, respectively.

•
Acquisitions, net of cash acquired was $2,453.8 in the nine months ended June 30, 2019. This included $1,518.4 for the Battery Acquisition and $935.4 for the cash portion of the Auto Care Acquisition. Net cash from discontinued operations includes the remaining $400.0 currently allocated to the purchase of the Divestment Business.

Investing cash outflows of approximately $60 are anticipated for the full fiscal year 2019 for capital expenditures relating to capital integration activities for the Battery and Auto Care Acquisitions, as well as maintenance, product development and cost reduction initiatives on the legacy business.

Financing Activities

Net cash from financing activities from continuing operations was $1,328.5 for the nine months ended June 30, 2019 as compared to net cash used by financing activities from continuing operations of $37.9 in the prior fiscal year comparative period. For the nine months ended June 30, 2019, cash from financing activities from continuing operations consists of the following:

•
Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the 2018 Term Loans and the bonds utilized to fund the Battery and Auto Care Acquisitions;

•	Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•	Net proceeds from the issuance of Mandatory Preferred Convertible Stock of $199.5 utilized to fund the Auto Care Acquisition;

•
Payments of debt with maturities greater than 90 days of $513.8, primarily related to the repayment of our Term Loan due in 2022 and additional $125.0 of payments on the 2018 Term Loan A and 2018 Term Loan B;

•	Net decrease in debt with original maturities of 90 days or less of $204.5, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•	Dividends paid on common stock of $61.7 (see below);

•	Dividends paid on mandatory convertible preferred stock of $4.0;

•	Common stock purchased of $45.0 at an average price of $43.46 (see below);

•	Debt issuance costs of $40.1; and

•	Taxes paid for withheld share-based payments of $7.2.

For the nine months ended June 30, 2018, cash used by financing activities from continuing operations consisted of the following:

•	Dividends paid on common stock of $52.3;

•	Common stock repurchases of $50.0 at an average price of $44.41 per share;

•	Payments of debt with maturities greater than 90 days of $3.0;

•

•	Taxes paid for withheld share-based payments of $1.8;

•	Debt issuance costs of $1.4; and

•	Net increase in debt with original maturities of 90 days or less of $70.6.

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

On April 29, 2019, the Board of Directors declared a cash dividend for the third quarter of 2019 of $0.30 per common share of common stock. The dividend was paid on June 10, 2019, to all shareholders of record as May 21, 2019 and totaled $21.0.

Subsequent to the end of the fiscal quarter, on July 29, 2019, the Board of Directors declared a dividend for the fourth quarter of 2019 of $0.30 per share of common stock, payable on September 10, 2019, to all shareholders of record as of the close of business August 20, 2019.

On January 28, 2019, the Board of Directors declared a cash dividend of $1.8333 per share of MCPS. The dividend was paid on April 15, 2019 and totaled $3.9.

On April 29, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS. The dividend was paid on July 15, 2019, and totaled $4.0.

Subsequent to the end of the fiscal quarter, on July 29, 2019, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on October 15, 2019, to all shareholders of record as of the close of business October 1, 2019.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the quarter and nine months ended June 30, 2019, the Company repurchased 1.0 million shares for $45.0, at an average price of $43.46. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

From July 2015 and through the date of this filing, a total of 4.7 million shares were repurchased on the open market at an average price of $43.91 under the current share repurchase authorization. At August 6, 2019, the date of this filing, 2.8 million shares remain available for repurchase.

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2019 were $6.9. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at June 30, 2019 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,514.2	$10.0	$97.5	$20.0	$3,386.7
Interest on long-term debt (1)	1,388.5	194.5	386.3	380.8	426.9
Notes payable	41.5	41.5	—	—
Operating leases	164.7	22.3	29.9	87.8	24.7
Capital leases (2)	95.1	4.7	9.4	10.1	70.9
Pension plans (3)	2.8	2.8	—	—	—
Purchase obligations and other (4)	22.7	22.1	0.6	—	—
Mandatory transition tax	16.7	—	—	3.9	12.8
Total	$5,246.2	$297.9	$523.7	$502.6	$3,922.0

(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2019. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that the fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Capital lease payments include the full capital leases obligation of $47.4 as well as the interest included in the payment of $47.7.
(3) Globally, total expected pension contributions for the Company for fiscal year 2019 are estimated to be $6.8. The Company has made payments of $4.0 year to date. The projected payments beyond fiscal year 2019 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2019 and September 30, 2018, Energizer had an unrealized pre-tax gain of $1.3 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2019 levels over the next twelve months, $1.5 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2019, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2020.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2019 resulted in a loss of $1.3 and $0.2, respectively, and income of $8.7 and $10.0 for the quarter and nine months ended June 30, 2018, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contract on zinc purchases in March 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2020. There were four open contracts at June 30, 2019, with a total notional value of approximately $16. The pre-tax loss recognized on the zinc contracts was $0.7 at June 30, 2019, and was included in Accumulated other comprehensive income on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,075.0 under the 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended June 30, 2019, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.86%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

We may not be able to successfully close the divestiture of the Divestment Business.
On May 29, 2019, the Company entered into an Acquisition Agreement with VARTA AG to divest the Divestment Business. Pursuant to the terms of the Battery Acquisition agreement, the Company will sell the Divestment Business for an aggregate purchase price of €180 million, subject to purchase price adjustments. Pursuant to the terms of the acquisition agreement with Spectrum for the Battery Acquisition, Spectrum will be contributing an additional US $200 million to Energizer in connection with the divestiture of the Divestment Business. The Divestment Business is expected to be sold by the end of calendar year 2019.

Divestitures involve significant risks and uncertainties, including:

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

The Company and VARTA AG have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a hearing aid battery supply agreement pursuant to which the Company will sell to VARTA AG hearing aid products bearing the Rayovac® trademark for sale by VARTA AG to retail customers in EMEA; an Alkaline Supply Agreement for the sale by VARTA AG to the Company during a transition period of certain alkaline battery products bearing the Varta® trademark; an agreement for the allocation and shared use of certain tools acquired by the Company from Spectrum; and a transition services agreement. VARTA AG will also become a party to the transition services agreement previously entered into between the Company and Spectrum on January 2, 2019 under which VARTA AG will provide to Spectrum that portion of the transition services currently provided by the Business. In addition, as part of the Acquisition, VARTA AG will acquire, indirectly through the acquisition of the Business, the Varta® brand globally and will, immediately following the closing date, enter into a license agreement with the Company under which the Company will receive a royalty-free license to use the Varta® brand in the non-EMEA territories for use in the consumer field (excluding sales to original equipment manufacturers) with the range of consumer product categories currently being sold by the Divestment Business under the Varta® brand consisting of certain consumer batteries, chargers, power banks and lighting products under the current Varta® trademarks and subbrands used today by the Divestment Business, as well as certain future Varta® marks. Subject to material compliance with its terms, the license granted to the Company is perpetual and exclusive within the specified field in all countries in the Non-EMEA territories where the Company currently sells Varta® branded products, and in respect of non-EMEA countries where the Company currently does not sell Varta® branded products, will also be exclusive unless after a specified period of time the Company does not reach certain sales thresholds in those countries, in which case the license will convert to non-exclusive in those territories where such thresholds are not achieved and will remain exclusive in all other territories.

Several factors, including consumer perception, adverse events and publicity about the products marketed under the brand, VARTA AG's failure to maintain the quality of products sold under Varta® brand, VARTA AG's failure to properly prosecute intellectual property rights related to the brand, or supply shortages or other operational issues in countries where we do not operate, could diminish the value of this brand with varying degrees of significance, including in countries where we operate and use it. Additionally, the lack of control over the sales and distribution of the Rayovac-branded hearing aid batteries in such channel could result in reduced customer loyalty and awareness which could have an adverse impact on the value of the Rayovac brand and our future revenues. Further, the transition services agreement could result in an increased risk of potential disruption to our business from the failure by a party to provide services in a timely fashion.

We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in closing the divestiture of the Divestment Business, and such divestiture could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our debt to finance the acquisitions of the Acquired Businesses is significant and could adversely affect our business and our ability to meet our obligations.
At June 30, 2019, our total aggregate outstanding indebtedness was approximately $3.5 billion. Our debt agreements contain negative or financial covenants that would limit our operational flexibility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2019 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	3,838,791
May 1 - May 31	—	$—	—	3,838,791
June 1 - June 30	1,036,356	$43.46	1,036,000	3,838,791
Total	1,036,356	$43.46	1,036,000	2,802,791
(1) 356 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. 1,036,000 shares were repurchased on the open market during the quarter under this share repurchase authorization.

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

2.10
Acquisition Agreement, dated May 29, 2019, between Energizer Holdings, Inc. and VARTA Aktiengesellschaft (Disclosure Letter and certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of the omitted Disclosure Letter and certain schedules and exhibits upon request) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 29, 2019).

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

10.1	Amendment No. 1 to Credit Agreement, dated as of June 10, 2019, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*       Filed herewith.
**     The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	August 7, 2019