Form 10-K
period 2019-09-30
ENERGIZER HOLDINGS, INC.
filed 2019-11-19
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 001-36837

ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri		36-4802442
(State or other jurisdiction of		(I. R. S. Employer
incorporation or organization)		Identification No.)

533 Maryville University Drive
St. Louis,	Missouri	63141
(Address of principal executive offices)		(Zip Code)

	(314)	985-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ENR	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, par value $.01 per share	ENR PRA	New York Stock Exchange

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2019, the last day of the registrant's most recently completed second quarter: $3,139,481,593.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 15, 2019: 69,178,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 27, 2020 have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2019.

Part I.
Item 1. Business.

Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

Energizer, through its operating subsidiaries, is a global diversified household products leader in batteries, lights and auto care. Energizer is one of the world’s largest manufacturers, marketers and distributors of household and specialty batteries; portable lights; and automotive appearance, performance, refrigerants and freshener products. Information about our legal separation from our former parent company, recent acquisitions and planned divestments can be found in the MD&A and Notes 1, 2, 5 and 6 to our Consolidated Financial Statements.
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
Financial Information about Segments
Information about our reportable segments can be found in the MD&A and Note 22, Segments, to our Consolidated Financial Statements.

Narrative Description of the Business
Our Products
Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands, and the acquisition of the global battery, lighting and portable power business (Battery Acquisition) from Spectrum Brands Holdings, Inc. (Spectrum) added the Rayovac® brand globally and the Varta® brand in Latin America and Asia Pacific, as well as Rayovac-branded hearing aid batteries sold globally. These products include primary, rechargeable, specialty and hearing aid batteries and are offered in the performance, premium and price segments.
In addition, we offer an extensive line of lighting products designed to meet a variety of consumer needs. We manufacture, distribute, and market lighting products including headlights, lanterns, children’s lights and area lights. In addition to the Energizer, Eveready and Rayovac brands, we market our flashlights under the Hard Case®, Dolphin®, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer and Eveready brands to companies developing consumer solutions in gaming, automotive batteries, portable power for critical devices (like smart phones), generators, power tools, household light bulbs and other lighting products.
In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven® and Bahama & Co.®
The performance product category includes STP®-branded fuel and oil additives, functional fluids and other performance chemical products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.
The air conditioning recharge product category includes do-it-yourself automotive air conditioning recharge products led by the A/C PRO® brand name, along with other refrigerant and recharge kits, sealants and accessories.
Additional Information about our products can be found in the MD&A and Note 4 to our Consolidated Financial Statements.
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

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2019, only Wal-Mart Stores, Inc. accounted for ten percent or more (13.8%) of the Company's annual sales.

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

Additional Information can be found in the MD&A and Notes 2 and 4 to our Consolidated Financial Statements.

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The prices and availability of these raw materials have fluctuated over time. The principal raw material used by auto care is refrigerant R-134a. We believe that adequate supplies of the raw materials required for all of our operations are available at the present time, although we cannot predict their future availability or prices. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. In the past, we have not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery, auto care and portable lighting categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer, Rayovac, Varta and Eveready trademarks globally, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names.

The number of Energizer, Rayovac, Varta, Eveready, Energizer Bunny design, and Mr. Energizer design trademarks, including related designs, slogans and sub-brands, is currently over 2,900 worldwide.
In our auto care business, we also have the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, Eagle One, Armor All, STP, Tuff Stuff, Kent Car Care, A/C Pro and the Nu Finish trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is currently over 1,400 worldwide.
We also own a number of patents, patent applications and other technology that relate primarily to battery, lighting and automotive fragrance, performance and appearance products, which we believe are significant to our business.
Seasonality
Sales and operating profit for our business tends to be seasonal, with increased purchases by consumers and increases in retailer inventories occurring for batteries during our fiscal first quarter and for automotive fragrance, appearance, performance and air conditioning recharge products during our fiscal second and third quarters. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales. As a result of this seasonality, our inventory and working capital needs fluctuate throughout the year.
Employees
As of September 30, 2019, we have approximately 7,500 employees, including approximately 2,450 employees based in the U.S. and 1,300 employees employed by the Varta consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) that we have agreed to sell to VARTA Aktiengesellschaft (VARTA AG). Roughly 415 employees are unionized, primarily at our Fennimore, Wisconsin, Portage, Wisconsin and Marietta, Ohio facilities. Overall, we consider our employee relations to be good.
Governmental Regulations and Environmental Matters
Our operations are subject to various federal, state, foreign and jurisdiction laws and regulations intended to protect public health and the environment. Additional Information can be found in the MD&A and Note 17 to our Consolidated Financial Statements.

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
Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements in MD&A. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

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

Loss of reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands. Our operating results could be adversely affected if any of our leading brands suffers damage to its reputation due to real or perceived quality issues. Any damage to our brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors.

The success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on, our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, which is common in our industry, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Negative publicity, posts or comments by consumers or competitors about the Company, its brands, is products, its marketing activities or its employees, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or network sites or through other media or in other formats. Such events, if they were to occur, could harm the Company’s image and adversely affect is business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.

Furthermore, a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.

We are a company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the production process. Our competitors may introduce new or enhanced products that outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our results. With respect to the battery category, we have been assessing volume and device trends in the battery category over the last several years, and although baseline emerging device and demographic trends combined with the stabilization of the device universe lead us to believe the long term outlook for category volume will be flat to slightly positive, there is no assurance this trend will continue.  An increasing number of devices are using built-in battery systems, such as rechargeable hearing aids, particularly in developed markets, leading to potential declining volume trend in the battery category.  Additionally, there could be a negative impact on the demand for primary batteries and could put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space.

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

Our business is currently conducted on a worldwide basis, with more than 40% of our sales in fiscal year 2019 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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

•	legal and regulatory constraints, including tariffs and other trade barriers, including current uncertainty;

•	difficulty in enforcing contractual and intellectual property rights; and

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

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire certain products in sufficient quantities.  Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This could cause the Company to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service.  Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive.  In addition, the content and enforcement of environmental, health and safety regulations have tightened in China, which has resulted in the closure of facilities without notice. The shutdown of one or more of our vendors could disrupt the supply of products necessary to our operations. If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Our business is subject to increasing regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, foreign, state and local governmental authorities. Legislation is continually being introduced in the United States and other countries, and new or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, recent reform proposals have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Major developments in tax policy or trade relations could have a material effect on our balance sheet and results of operations.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions and requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, including the UK Bribery Act of 2010 and the Brazil

Clean Company Act. We make sales and operate in countries known to experience corruption that are rated as high-risk nations. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, customs brokers, freight forwarders, or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even though such parties are not subject to the FCPA or similar laws. Any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.

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

A finding that we are in violation of, or not in compliance with, applicable laws or regulations in the areas above, as well laws or regulations related to environmental issues, occupational safety, employment, competition/antitrust, anti-corruption, trade compliance, data privacy and other areas, could subject us to material civil remedies, including fines, damages, injunctions, product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on the ability of the auto care business to sell its aftermarket A/C products.

The refrigerant R-134a is a critical component of our auto care business’ aftermarket A/C products. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, while such regulations are not currently in effect, the applicable regulations could be implemented and if so, depending on the scope and timing of the regulations, could have a materially adverse impact on our business.

In addition, regulations may be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, or if substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes is not approved by the EPA or other regulatory bodies, the future market for our auto care business' products containing R-134a may be limited, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

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

Additionally, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.
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

Our operations depend on the use of information technology systems that are subject to data privacy regulations, including recently effective European Union requirements, and could be the target of cyberattack.
Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. Additionally, their and our systems are subject to regulation to preserve the privacy of certain data held on those systems. Laws and regulations in several countries restrict certain collection, processing, storage, use, disclosure and security of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Several foreign countries and governmental bodies, including the countries of the EU and Canada, have laws and regulations which are often more restrictive than those in the United States.
The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and onerous new obligations on service providers. The implementation of the GDPR may require substantial amendments to procedures and policies, and these changes could impact our business by increasing operational and compliance costs. For example, we may be required to implement new technical and organizational measures to protect data from unauthorized access, revise their and our mechanisms of obtaining consent from EU data subjects, offer new controls to EU users with respect to their data (including by enabling them to exercise their rights to erasure and data portability) and devote additional resources to violation notification.
A failure to comply with applicable regulations or an unauthorized breach or cyberattack could negatively impact our revenues and increase our operating and capital costs. In particular, the GDPR significantly increases penalties for non-compliance. Non-compliance could also damage the reputation of our company with retailer customers and consumers and diminish the strength and reputation of their and our brands, or require the payment of monetary penalties. We may also be required to incur additional costs to modify or enhance their or our systems or in order to try to prevent or remediate any such attacks.
We are subject to laws and regulations governing the handling and disposal of hazardous substances and wastes and the investigation and remediation of contamination that may expose it to material costs and liabilities.
We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and packaging, the remediation of contamination associated with the use and disposal of hazardous substances, chemicals in products and product safety. A release of such substances due to accident or an intentional act or the presence of contamination that predates our ownership or operation of our facilities could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or their predecessors’ current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third parties for natural resource damage, personal injury, property damage or other liabilities. Contamination has been identified at certain of our current and former facilities as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further cleanup obligations at these or other properties or the assertion of tort claims related to such contamination could have a material adverse effect on our businesses, results of operations or financial condition. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.
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

Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.

Sales of certain of our auto care products tend to be seasonal. Historically, sales for certain auto care products typically have peaked during the first six months of the calendar year due to customer seasonal purchasing patterns and the timing of promotional activities. Purchases of our auto care products, especially our auto appearance and A/C recharge products, can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products. If adverse weather conditions during the first six months of the calendar year (the Company’s second and third fiscal quarters) when demand for auto care products typically peaks persist, our business, financial condition and results of operations could be materially and adversely affected.

We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.

As of September 30, 2019, our total aggregate outstanding indebtedness was approximately $3.5 billion, with $370.2 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling $4.8 million.

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

Despite our high debt level, we may need additional financing in the future, which could exacerbate the risks of our substantial indebtedness, and such financing may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.

We may need to seek additional financing for our general corporate purposes. For example, we may need to increase our investment in research and development activities or require funding to make acquisitions. Although the indentures and credit agreements relating to our existing debt contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, none of the indentures or credit agreements relating to our existing debt will prevent us from incurring obligations that do not constitute debt under those agreements. We may be unable to obtain desired additional financing on terms favorable to us, or at all. For example, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including, but not limited to, extending credit up to the maximum permitted by a credit facility and otherwise accessing capital or honoring loan commitments. If our lenders are unable to fund borrowings under their loan commitments or we are unable to borrow, it could be difficult to replace such loan commitments on similar terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund growth opportunities, successfully develop or enhance products, or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our shareholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and ability to pay dividends due to restrictive covenants. Generally, to the extent that we incur additional indebtedness, all of the risks described above in connection with our debt obligations could increase.

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

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and may have adverse effects on our existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. Furthermore, if we sell a substantial number of shares of common stock in the public markets, the availability of those shares for sale could adversely affect the market price of our common stock. Such sales, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. For one or more of these transactions, we may:

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay; and

•	encounter difficulties retaining key employees of the acquired company.

We may be unable to realize the anticipated benefits of the recent acquisitions of the global auto care business (Auto Acquisition) and Battery Acquisition (together with the Auto Acquisition, the Acquisitions).

In order to realize the anticipated benefits of the Acquisitions, we have been and will continue to be required to devote significant management attention and resources to aligning the business practices, cultures and operations of the acquired businesses. We may encounter difficulties as we continue to align these businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Acquisitions. Accordingly, the contemplated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

The successful integration of these Acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•
the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets of the Acquisitions in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	employees may voluntarily or involuntarily separate employment from us because of the Acquisitions;

•	our management may have its attention diverted while trying to integrate the Acquisitions;

•
we may encounter obstacles when incorporating the Acquisitions into our operations and management, including integrating or separating personnel, financial systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations;

•	differences in business backgrounds, corporate cultures and management philosophies;

•	integration may be more costly, more time consuming and complex or less effective than anticipated;

•	inability to maintain uniform standards, controls and procedures; and

•	we may discover previously undetected operational or other issues, such as fraud.

Any of these factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies. In addition, the success of the Acquisitions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the Acquisitions. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

The benefits that we expect to achieve as a result of the Acquisitions depend, in part, on our ability to realize anticipated growth opportunities and synergies due to cost reductions, alignment of purchase terms and logistics and pricing optimization. Our success in realizing these growth opportunities and synergies, and the timing of this realization, depends on the successful integration of the businesses and operations of the Acquisitions. Even if we successfully integrate the Acquisitions with our existing operations, this integration may not result in the realization of the full benefits of the growth opportunities and annual run-rate synergies that we currently expect from this integration within the estimated three year anticipated time frame. For example, we may be unable to eliminate duplicative costs, or could lose suppliers or customers if we fail to maintain our business relationships. Accordingly, the benefits from the Acquisitions may be offset by costs or delays incurred in integrating the Acquisitions.
The Acquisitions may have liabilities that are not known to us and the Acquisition Agreements may not provide us with sufficient indemnification with respect to such liabilities.
The Acquisitions may have liabilities that we failed, or were unable, to discover in the course of performing Energizer’s due diligence investigations of the Acquired Businesses. We cannot assure you that the indemnification available to us under the acquisition agreements in respect of the Acquisitions will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of the Acquisitions or that the terms of the acquisition agreements will be complied with. We may learn additional information about the Acquisitions that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to successfully close the divestiture of the Divestment Business.

On May 29, 2019, we entered into an acquisition agreement with VARTA AG to divest the Divestment Business. Pursuant to the terms of the acquisition agreement, the Company will sell the Divestment Business for an aggregate purchase price of €180 million, subject to purchase price adjustments. Pursuant to the terms of the acquisition agreement with Spectrum for the Battery Acquisition, Spectrum will be contributing an additional US $200 million to Energizer in connection with the divestiture of the Divestment Business.

Divestitures involve significant risks and uncertainties, including:

•	failure to effectively transfer liabilities, contracts, operations, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	ability to reduce costs to achieve expected synergies for the rest of our business;

•	disruption of our ongoing business and distraction of management;

•	difficulties with transition services following the divestiture that result in material impacts to our ongoing operations;

•	loss of key employees who leave our company as a result of a divestiture; and

•
if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

We and VARTA AG have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a hearing aid battery supply agreement pursuant to which we will sell to VARTA AG hearing aid products bearing the Rayovac® trademark for sale by VARTA AG to retail customers in EMEA; an Alkaline Supply Agreement for the sale by VARTA AG to us during a transition period of certain alkaline battery products bearing the Varta® trademark; an agreement for the allocation and shared use of certain tools acquired by the Company from Spectrum; and a transition services agreement. VARTA AG will also become a party to the transition services agreement previously entered into between us and Spectrum on January 2, 2019 under which VARTA AG will provide to Spectrum that portion of the transition services currently provided by the Divestment Business. In addition, as part of the Acquisition, VARTA AG will acquire, indirectly through the acquisition of the Divestment Business, the Varta® brand globally and will, immediately following the closing date, enter into a license agreement with us under which we will receive a royalty-free license to use the Varta® brand in the non-EMEA territories for use in the consumer field (excluding sales to original equipment manufacturers) with the range of consumer product categories currently being sold by the Divestment Business under the Varta® brand consisting of certain consumer batteries, chargers, power banks and lighting products under the current Varta® trademarks and subbrands used today by the Divestment Business, as well as certain future Varta® marks. Subject to material compliance with its terms, the license granted to us is perpetual and exclusive within the specified field in all countries in the Non-EMEA territories where we currently sell Varta® branded products, and in respect of non-EMEA countries where we currently do not sell Varta® branded products, will also be exclusive unless after a specified period of time we do not reach certain sales thresholds in those countries, in which case the license will convert to non-exclusive in those territories where such thresholds are not achieved and will remain exclusive in all other territories.

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

As we continue to optimize our operations, the risk of potential employment-related claims and disputes will also increase. As such, we may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment, wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our business and operations, including delaying and reducing the expected benefits of any operations’ optimization. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.

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

The Board’s decisions regarding the payment of dividends or repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. The payment of dividends on our common stock is subject to the preferential rights of the Mandatory Convertible Preferred Stock and other preferred stock that the Board may create from time to time. Our indentures and credit agreements relating to our debt also contain limitations on our ability to pay dividends to our shareholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In the event that any agreements governing any such debt restrict our ability to declare and pay dividends in cash on our common and preferred stock, we may be unable to declare and pay dividends in cash on our common or preferred stock unless we can repay or refinance the amounts outstanding under such agreements. Our ability to pay dividends and repurchase shares will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend or repurchase shares in the future or continue to pay any dividend or conduct share repurchase programs.

Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our common stock ranks junior to our Mandatory Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. This means that, unless accumulated dividends have been paid on all our Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock and we will not be permitted to repurchase any of our common stock, subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Mandatory Convertible Preferred Stock a liquidation preference equal to $100 per share plus accumulated and unpaid dividends.
Holders of our Mandatory Convertible Preferred Stock will have the right to elect two directors in the case of certain dividend arrearages.
If dividends on any shares of our Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not for consecutive dividend periods, the holders of shares of our Mandatory Convertible Preferred Stock, voting together as a single class with holders of any and all other series of our capital stock on a parity with our Mandatory Convertible Preferred Stock (as to the payment of dividends and amounts payable on a liquidation, dissolution or winding up of our affairs) upon which like voting rights have been conferred and are exercisable will be entitled to vote for the election of a total of two additional members of our Board of Directors, subject to certain terms and limitations. This right to elect directors will dilute the representation of the holders of our common stock on our Board of Directors and may adversely affect the market price of our common stock.
Certain rights of the holders of the Mandatory Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain rights of the holders of the Mandatory Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. For example, if a fundamental change were to occur on or prior to January 15, 2022, holders of the Mandatory Convertible Preferred Stock may have the right to convert their Mandatory Convertible Preferred Stock, in whole or in part, at an increased conversion rate and will also be entitled to receive a make-whole amount equal to the present value of all remaining dividend payments on their Mandatory Convertible Preferred Stock as described in the certificate of designation. These features of the Mandatory Convertible Preferred Stock could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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

In addition, our amended and restated articles of incorporation authorizes us to issue, without the approval of our shareholders, one or more additional classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, as in the case of the Mandatory Convertible Preferred Stock, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

Our amended and restated articles of incorporation and amended and restated bylaws contain, and the General and Business Corporation Law of Missouri, which we refer to as “Missouri law,” contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover by making the replacement of incumbent directors more time-consuming and difficult. These provisions include, among others:

•	limitations on the ability of our shareholders to call a special meeting;

•	rules regarding how we may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board of Directors to issue preferred stock without shareholder approval;

•
a provision that our shareholders may only remove directors “for cause” and with the approval of the holders of two-thirds of our outstanding voting stock at a special meeting of shareholders called expressly for that purpose; and

•	the ability of our directors, and not shareholders, to fill vacancies on our Board of Directors.

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
Americas
Asheboro, NC (an owned manufacturing plant and an owned packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research facility)
Glenshaw, PA (a leased manufacturing facility)
Dixon, IL (a leased manufacturing and packaging facility)
Dayton, OH (a leased manufacturing and distribution facility)
Fennimore, WI (an owned manufacturing facility)
Portage, WI (an owned manufacturing facility)
International
Cimanggis, Indonesia (an owned manufacturing facility on leased land)
Jurong, Singapore (an owned manufacturing facility on leased land)
Shenzhen, People’s Republic of China (a leased manufacturing facility)
Alexandria, Egypt (an owned manufacturing facility)
Washington, UK (a leased manufacturing facility)
Rassau, UK (a leased manufacturing facility)
Guatemala City, Guatemala (an owned manufacturing facility)
Cavaleiro, Brazil (an owned manufacturing facility)
Santo Domingo, Dominican Republic (an owned distribution facility)

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

Item 3. Legal Proceedings

We are parties to a number of legal proceedings in various jurisdictions arising out of our business operations in the normal course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, we believe that our liability, if any, arising from such pending legal

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to our financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 19, 2019. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins - Chief Executive Officer. Mr. Hoskins was President until November 2019 and served as President and Chief Executive Officer of Energizer Household Products Division, a position he held with our former parent company from April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent company, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration from Western New England University and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 58.

Mark S. LaVigne - President since November 2019 and Chief Operating Officer since 2015. He previously served as Executive Vice President from 2015 to November 2019. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 48.

Sue K. Drath - Chief Human Capital Officer. In this role, Ms. Drath is responsible for Energizer's global human resources function including culture, talent acquisition, rewards and development for our global colleagues. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Sue was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 49.

John J. Drabik - SVP, Corporate Controller. Mr. Drabik was appointed as SVP, Corporate Controller and was designated as our Chief Accounting Officer in November 2019. Mr. Drabik has served as the Company's Treasurer since July 2015. Mr. Drabik is responsible for the Company’s global accounting and financial support functions, including global controllership, external reporting, tax, operations accounting and treasury.  Mr. Drabik joined Energizer in December 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from October 2013 to October 2017 and Vice President, Corporate Controller and Treasurer from October 2017 to November 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a BS in Accounting from the University of Missouri at Columbia. Age: 47.

Timothy W. Gorman - Executive Vice President, Chief Financial Officer. Mr. Gorman joined the Company in September 2014, and has served as the Chief Financial Officer since June 2017 and as Chief Accounting Officer from July 2015 until November 2019. Prior to that Mr. Gorman served in finance and accounting leadership roles for the Company, including as Vice President of Finance, Controller and Chief Accounting Officer from July 2015 until June 2017 and Vice President, Controller – Household Products of our former parent company from September 2014 to July 2015. Prior to joining the Company, Mr. Gorman worked as an independent financial consultant and in a variety of senior roles during a twenty-five year career at PepsiAmericas, Inc. (previously known as Whitman Corporation), most recently as Senior Vice President and Controller. Mr. Gorman holds a B.S. in Accounting from Indiana University. Age: 59.

Hannah H. Kim - Chief Legal Officer and Corporate Secretary. Ms. Kim was appointed Chief Legal Officer and

Corporate Secretary in November 2019. Ms. Kim has served as Energizer's Assistant General Counsel and Corporate Secretary since June 2018. Prior to joining Energizer, Ms. Kim was Senior Vice President and Assistant General Counsel for Bank of America from May 2016 to June 2018. Previously, Ms. Kim served as Vice President, Associate General Counsel, Deputy Chief Compliance Officer and Assistant Corporate Secretary for the Lowe's Companies, Inc. from October 2008 to May 2016. Ms. Kim holds a law degree and a bachelor's degree in Business Administration and Marketing from the University of Tennessee at Knoxville. Age: 41

Gregory T. Kinder - Executive Vice President and Chief Supply Chain Officer. Mr. Kinder has strong experience in maximizing efficiencies across end-to-end Supply Chain and the ability to leverage the scale of our company globally. He joined our former parent company in May 2013, bringing with him over 30 years of Procurement, Supply Chain, and Operations experience. He has previously worked with leading manufacturing companies and suppliers across diverse industries and geographies, including experience working and living abroad for five years in Europe and six years in Asia (Singapore and Shanghai, China). Prior to joining the Company, Mr. Kinder served as Vice President and Chief Procurement Officer at Doosan Infracore International, Inc. from 2009 to 2013. He has also served as Vice President, Global Sourcing for Modine Manufacturing Company. Mr. Kinder also held a variety of purchasing and supply chain/operations related positions over 21 years with Johnson Controls, Inc., including Vice President of Purchasing, APAC. Mr. Kinder holds a B.A. in Procurement and Materials Management and Production Operations from Bowling Green State University. Age: 58.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2019, there were approximately 6,009 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2019 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	29,162	$40.26	—	2,802,791
August 1, 2019 - August 31, 2019	73	$37.49	—	2,802,791
September 1, 2019 - September 30, 2019	51	$45.19	—	2,802,791
Total	29,286	$40.26	—
(1) 29,286 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. No shares were repurchased on the open market during the quarter under this share repurchase authorization.

The graph below matches Energizer Holdings, Inc.'s cumulative 51-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 6/12/2015 to 9/30/2019.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	6/12/15	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19
Energizer Holdings, Inc.	100.0	111.3	147.2	138.8	179.5	138.0
S&P Midcap 400	100.0	90.3	104.1	122.4	139.8	136.3
S&P Household Products	100.0	94.9	118.7	122.1	118.7	166.2

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2019, 2018, 2017, 2016, and 2015 and selected balance sheet data as of September 30, 2019, 2018, 2017, 2016, and 2015 as set forth below, from our audited Consolidated Financial Statements. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For the Years Ended September 30,
	2019	2018	2017	2016	2015
Statements of Earnings Data
Net sales	$2,494.5	$1,797.7	$1,755.7	$1,634.2	$1,631.6
Depreciation and amortization	92.8	45.1	50.2	34.3	41.8
Earnings/(loss) before income taxes	73.1	175.2	273.3	165.7	(0.7)
Income taxes	8.4	81.7	71.8	38.0	3.3
Net earnings/(loss) from continuing operations	$64.7	$93.5	$201.5	$127.7	$(4.0)
Earnings/(loss) per common share from continuing operations: (a)
Basic	$0.79	$1.56	$3.27	$2.06	$(0.06)
Diluted	$0.78	$1.52	$3.22	$2.04	$(0.06)
Average shares outstanding:
Basic	66.4	59.8	61.7	61.9	62.2
Diluted	67.3	61.4	62.6	62.2	62.2
Dividend per common share (a)	$1.20	$1.16	$1.10	$1.00	$0.25

	At September 30,
	2019	2018	2017	2016	2015
Balance Sheet Data (b)
Working capital (c)	$967.8	$419.9	$438.2	$356.4	$610.5
Property, plant and equipment, net	362.0	166.7	176.5	201.7	205.6
Total assets (d)	5,449.6	3,178.8	1,823.6	1,731.5	1,618.6
Long-term debt	3,461.6	976.1	978.5	981.7	984.3
Long-term debt held in escrow (e)	—	1,230.7	—	—	—

(a)
The Company issued a $0.30 per share dividend in each quarter of 2019 for a total dividend of $1.20 per share, a $0.29 per share dividend in each quarter of 2018 for a total dividend of $1.16 per share, a $0.275 per share dividend in each quarter of 2017 for a total dividend of $1.10 per share, a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share, and a $0.25 per share dividend in the fourth quarter of 2015.

(b)	The balances as of September 30, 2019 include the working capital and assets of the Battery and Auto Care Acquisitions, as well as the debt assumed to complete those transactions in fiscal 2019.

(c)	Working capital is current assets less current liabilities.

(d)
At September 30, 2018, total assets included $1,246.2 of restricted cash associated with the debt from the Battery Acquisition which was funded into escrow in fiscal 2018 and utilized to complete the transaction in fiscal 2019.

(e)	This represents the debt related to the Battery Acquisition which was funded into escrow in fiscal 2018 and then released from escrow in fiscal 2019 to complete the acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

•
our ability to integrate businesses, to realize the projected results of acquisitions of the acquired businesses, and to obtain expected cost savings, synergies and other anticipated benefits of the acquired businesses within the expected timeframe, or at all;

•	the impact of the acquired businesses on our business operations;

•	our ability to close the divestiture of the Europe-based Varta® consumer battery, chargers, portable power and portable lighting business which serves the Europe, the Middle East and Africa markets;

•	the success of new products and the ability to continually develop and market new products;

•	our ability to attract, retain and improve distribution with key customers;

•	our ability to continue planned advertising and other promotional spending;

•
our ability to timely execute strategic initiatives, including restructurings, and international go-to-market changes in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	financial strength of distributors and suppliers;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the risk of economic uncertainty associated with the pending exit of the United Kingdom from the European Union or any other similar referendums that may be held;

•	the impact of adverse or unexpected weather conditions;

•	uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;

•	the impact of raw materials and other commodity costs;

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those described in the section entitled “Risk Factors” in this Report, as updated from time to time in the Company’s public filings.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, settlement loss on pension plan termination, gains on sale of real estate, spin-off related items, and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, global marketing expenses, R&D expenses, amortization expense, interest expense, other items, net, charges related to acquisition and integration, settlement loss on pension plan termination, gains on sale of real estate and the spin-off have all been excluded from segment profit.

Adjusted net earnings from continuing operations and Adjusted Diluted net earnings per common share - continuing operations (EPS). These measures exclude the impact of the costs related to acquisition and integration, settlement loss on pension plan terminations, the spin off and the gain on sale of real estate and the one-time impact of the new U.S. tax legislation.

Organic. This is the non-GAAP financial measurement of the change in revenue or segment profit that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed the Auto Care Acquisition on January 28, 2019, the Battery Acquisition on January 2, 2019, and the Nu Finish Acquisition on July 2, 2018. These adjustments include the impact each acquisition's on-going operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs or the one time inventory fair value step up costs associated with the acquisitions.
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
Adjusted Gross Profit, Adjusted Gross Margin and adjusted Selling, General & Administrative (SG&A) as a percent of sales. Details for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to acquisition and integration and inventory step up from purchase accounting.

Battery Acquisition

On January 2, 2019, the Company acquired Spectrum Brands Holdings, Inc.'s (Spectrum) global battery, lighting and portable power business (Battery Acquisition) including the brands Rayovac® and Varta®. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The final cash consideration after contractual and working capital adjustments was $1,962.4. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Divestment Business. Energizer retained the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac branded consumer and hearing aid batteries business. On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG and expects to timely complete this divestiture upon receipt of the European Commission approval. The assets and liabilities associated with this business have been reported as held for sale both on the preliminary purchase price allocation and the Consolidated Balance Sheets as of September 30, 2019.

For the twelve months ended September 30, 2019, the revenue associated with the Battery Acquisition was $338.9 and the income before income taxes was $8.7, which included the inventory fair value adjustment of $14.6.

Auto Care Acquisition

On January 28, 2019, the Company acquired Spectrum’s global auto care business, including Armor All®, STP®, and A/C PRO® brands (Auto Care Acquisition). The initial cash paid after contractual and estimated working capital adjustments was $938.7. The Company also issued 5.3 million shares to Spectrum as additional consideration which was valued at $240.5. The Company funded a portion of the cash consideration of the Auto Care Acquisition with the issuance of new senior notes and the issuance of common stock and Series A mandatory convertible preferred stock in January 2019. Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition. This was in addition to the $2.0 earned in November 2018 for services rendered on the transaction.

For the twelve months ended September 30, 2019, the revenue associated with the Auto Care Acquisition was $315.8 and the income before income taxes was $19.6, which included the inventory fair value adjustment of $21.6.

Nu Finish Acquisition

On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish® and Scratch Doctor® brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the first nine months of fiscal 2019 and the last quarter of fiscal 2018 associated with the Nu Finish acquisition was $5.9 and $2.3, respectively, and earnings before income taxes was $0.2 and $0.2, respectively.

Overview
General

Energizer, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance, appearance, performance and air conditioning recharge products. Energizer manufactures, markets and/or licenses one of the most extensive product portfolios of household batteries, specialty batteries, auto care products and portable lights. Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer and Eveready, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

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

Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold under the Energizer and Eveready brands, and the Battery Acquisition added the Rayovac brand globally and the Varta brand in Latin America and Asia Pacific, as well as Rayovac-branded hearing aid batteries sold globally. These products include primary, rechargeable, specialty and hearing aid batteries and are offered in the performance, premium and price segments.
In addition, we offer an extensive line of lighting products designed to meet a variety of consumer needs. We manufacture, distribute, and market lighting products including headlights, lanterns, children’s lights and area lights. In addition to the Energizer, Eveready and Rayovac brands, we market our flashlights under the Hard Case®, Dolphin®, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer and Eveready brands to companies developing consumer solutions in gaming, automotive batteries, portable power for critical devices (like smart phones), generators, power tools, household light bulbs and other lighting products.

In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven® and Bahama & Co.®

The performance product category includes STP branded fuel and oil additives, functional fluids and other performance chemical products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

The air conditioning recharge product category includes do-it-yourself automotive air conditioning recharge products led by the A/C PRO brand name, along with other refrigerant and recharge kits, sealants and accessories.

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

We use the Energizer name and logo as our trademark as well as those of our subsidiaries. Product names appearing throughout are trademarks of Energizer. This MD&A also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Operations for Energizer are managed via two major geographic reportable segments: Americas and International.

Financial Results

Net earnings from continuing operations for the fiscal year ended September 30, 2019 was $64.7, or $0.78 per diluted common share, compared to net earnings from continuing operations of $93.5, or $1.52 per diluted common share, and net earnings from continuing operations of $201.5, or $3.22 per diluted common share, for the fiscal years ended September 30, 2018 and 2017, respectively.

Net earnings from continuing operations and diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, settlement loss on pension plan termination, gain on sale of real estate, the spin-off transaction, and the one-time impact of the new U.S. Tax Legislation as described in the tables below. The impact of these items on reported net earnings from continuing operations and reported diluted net earnings from continuing operations per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2019	2018	2017
Net earnings attributable to common shareholders	$39.1	$93.5	$201.5
Mandatory preferred stock dividends	(12.0)	—	—
Net earnings	51.1	93.5	201.5
Net loss from discontinued operations, net of income tax expense	(13.6)	—	—
Net earnings from continuing operations	$64.7	$93.5	$201.5

Pre-tax adjustments
Acquisition and integration (1)	188.4	84.6	8.4
Settlement loss on pension plan terminations (2)	3.7	14.1	—
Gain on sale of real estate	—	(4.6)	(16.9)
Spin restructuring	—	—	(3.8)
Total adjustments, pre-tax	$192.1	$94.1	$(12.3)
After tax adjustments
Acquisition and integration	148.1	61.6	4.2
Settlement loss on pension terminations	3.7	10.4	—
Gain on sale of real estate	—	(3.5)	(16.5)
Spin restructuring	—	—	(2.4)
Acquisition withholding tax (3)	—	6.0	—
One-time impact of the new U.S. Tax Legislation	(0.4)	39.1	—
Total adjustments, after tax	$151.4	$113.6	$(14.7)
Adjusted net earnings from continuing operations (4)	$216.1	$207.1	$186.8

	For the Twelve Months Ended September 30,
	2019	2018	2017
Diluted net earnings per common share - continuing operations	$0.78	$1.52	$3.22
Adjustments
Acquisition and integration	2.06	1.00	0.06
Settlement loss on pension terminations	0.05	0.17	—
Gain on sale of real estate	—	(0.06)	(0.26)
Spin restructuring	—	—	(0.04)
Acquisition withholding tax	—	0.10	—
One-time impact of the new U.S. Tax Legislation	(0.01)	0.64	—
Impact for diluted share calculation	0.12	—	—
Adjusted diluted net earnings per diluted share - continuing operations	$3.00	$3.37	$2.98
Weighted average shares of common stock - Diluted	67.3	61.4	62.6
Adjusted weighted average shares of common stock - Diluted (5)	72.0	61.4	62.6

(1) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2019	2018	2017
Cost of products sold	$58.7	$0.2	$1.1
Selling, general and administrative expense	82.3	62.9	4.0
Research and development expense	1.1	—	—
Interest expense	65.6	41.9	—
Other items, net	(19.3)	(20.4)	3.3
Total acquisition and integration costs	$188.4	$84.6	$8.4

(2) Represents the actuarial losses that were previously recorded to Other comprehensive loss, and then recognized to Other items, net upon the termination of the Ireland pension plan in 2019 and Canadian pension plan in 2018.

(3) This represents the $6.0 of tax withholding expense related to cash movement to fund the Battery Acquisition for the twelve months ended September 30, 2018 recorded in Income tax provision.

(4) The effective tax rate for the Adjusted - Non-GAAP Net earnings from continuing operations and Diluted net earnings from continuing operations per common share was 18.5%, 23.1% and 28.4% for the years ended September 30, 2019, 2018 and 2017, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(5) For the twelve month calculation, the Adjusted Weighted average shares of common stock - Diluted assumes conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been adjusted out of the net earnings.

Operating Results

Net Sales

	For the Years Ended September 30,
	2019	% Chg	2018	% Chg	2017
Net sales - prior year	$1,797.7		$1,755.7		$1,634.2
Organic	73.4	4.1%	22.5	1.3%	49.9
Impact of Battery Acquisition	338.9	18.9%	—	—%	—
Impact of Auto Care Acquisition	315.8	17.6%	—	—%	—
Impact of Nu Finish Acquisition	5.9	0.3%	2.3	0.1%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	83.1
Change in Argentina operations	(4.5)	(0.3)%	(1.9)	(0.1)%	2.6
Impact of currency	(32.7)	(1.8)%	19.1	1.1%	(14.1)
Net sales - current year	$2,494.5	38.8%	$1,797.7	2.4%	$1,755.7

Net sales for the year ended September 30, 2019 increased 38.8%. The increase was driven by the impact of the acquisitions which added $660.6, or 36.8%, and the increase in organic sales of $73.4, or 4.1%. These increases were partially offset by the unfavorable impact of currency of $32.7, or 1.8% and the unfavorable change in Argentina's operations of $4.5, or 0.3%.

Organic net sales increased 4.1% primarily due to:

•	Category growth and distribution gains which contributed 2.7% to the organic increase;

•	Favorable pricing across several markets increased net sales by 0.9%; and

•	The impact of the reclassification of licensing revenues contributed 0.5%.

Net sales for the year ended September 30, 2018 increased 2.4%. The increase was driven by the impact of the acquisitions which added $2.3, or 0.1%, impact of currency of $19.1, or 1.1% as well as the increase in organic sales of $22.5, or 1.3%. These increases were partially offset by the change in Argentina operations of $1.9, or 0.1%.

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

Gross Profit

Gross profit dollars were $1,003.8 in fiscal 2019 versus $830.9 in fiscal 2018. Excluding the current and prior year inventory step up resulting from purchase accounting and the current and prior year acquisition and integration costs, gross profit dollars were $1,062.5 in fiscal 2019 versus $831.1 in fiscal 2018. The increase in gross profit dollars was due to the impact of our acquisitions and the increase in net sales mentioned earlier slightly offset by unfavorable movement in foreign currencies.

Gross margin as a percent of net sales for fiscal 2019 was 40.2% versus 46.2% in the prior year. Excluding the current and prior year inventory step up resulting from purchase accounting and the current year acquisition and integration costs, gross margin was 42.6%, down 360 basis points from prior year, largely driven by the lower margin rate profile of the acquired businesses, which accounted for 350 basis points of the decrease. The remaining decrease was driven by unfavorable movement in foreign currencies and tariffs partially offset by benefits realized from pricing, synergy recognition and continuous improvement initiatives.

Gross profit dollars were $830.9 in fiscal 2018 versus $811.3 in fiscal 2017. The increase in gross profit dollars was due primarily to the increase in net sales mentioned earlier.

Gross margin as a percent of net sales for fiscal 2018 was 46.2%, flat compared to the prior year. Excluding acquisition and integration costs of $0.2 and $1.1 in 2018 and 2017, respectively, gross margin decreased 10 basis points as the net favorable currency impact for the fiscal year was fully offset by higher commodity costs.

Selling, General and Administrative

SG&A expenses were $515.7 in fiscal 2019, or 20.7% of net sales as compared to $421.7, or 23.5% of net sales for fiscal 2018 and $361.3, or 20.6% of net sales for fiscal 2017. Included in SG&A in fiscal 2019 were acquisition and integration costs of $82.3. Included in SG&A in fiscal 2018 were acquisition and integration costs of $62.9. Included in SG&A in fiscal 2017 were acquisition and integration costs of $4.0 related to the 2016 auto care acquisition. Excluding the impacts of these items, SG&A as a percent of net sales was 17.4% in fiscal 2019 as compared to 20.0% in fiscal 2018 and 20.4% in fiscal 2017.
In fiscal 2019, the acquired businesses added $83.8 of SG&A. The legacy business as a percent of net sales, and excluding acquisition and integration costs, was 19.1%, or $349.6, down 90 basis points to fiscal 2018. The improvement versus the prior year reflects improved top-line performance due to organic sales growth, the realization of synergies and cost savings from our continuous improvement initiatives and the lapping of prior year investments in those initiatives. These improvements were slightly offset by the licensing revenue reclassification to net sales. The improved percentage in fiscal 2018 compared to fiscal 2017 reflects the improved top-line performance due to organic sales growth, as well as cost savings from our continuous improvement initiatives and focus on managing costs.

Advertising and Sales Promotion

A&P was $127.3, down $14.4 as compared to fiscal 2018. A&P as a percent of net sales was 5.1%, 6.3% and 6.6% in fiscal years 2019, 2018, and 2017, respectively. Excluding $15.9 of A&P from the acquired businesses, the legacy business A&P was $111.4, or 6.1% of net sales, consistent with the prior year. The higher level of A&P spending in fiscal 2017 was due to slightly higher investments in support of our portfolio optimization and the launch of our improved Energizer Max offering. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

R&D expense was $32.8 in fiscal 2019, $22.4 in fiscal 2018 and $22.0 in fiscal 2017. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.3% in fiscal 2019, 1.2% in fiscal 2018 and 1.3% in fiscal 2017.

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

Interest expense

Interest expense for fiscal 2019 was $226.0, as compared to fiscal 2018 expense of $98.4 and $53.1 in fiscal 2017. Interest expense for fiscal 2019 and 2018 include $65.6 and $41.9, respectively, for ticking and debt commitment fees related to the acquisitions. Excluding these amounts for both years, the current year interest expense increased $103.9 over fiscal 2018 attributable to higher debt associated with the acquisitions. Excluding the $41.9 in fiscal 2018, interest expense was $56.5, an increase of $3.4 over fiscal 2017 and was driven by increased borrowings and increased rates on our variable debt outstanding.

Other Items, Net

Other items, net was income of $14.3, $6.6 and $5.0 in fiscal 2019, 2018 and 2017, respectively, and is summarized below:

	For the Years Ended September 30,
	2019	2018	2017
Other items, net
Interest income	$(7.7)	$(1.4)	$(2.0)
Interest income on restricted cash (1)	(5.8)	(5.2)	—
Foreign currency exchange loss	5.2	8.1	4.7
Pension benefit other than service costs	(2.3)	(6.3)	(11.7)
Settlement loss on pension plan terminations (2)	3.7	14.1	—
Acquisition foreign currency gain (3)	(13.6)	(15.2)	—
Settlement of acquired business hedging contracts (4)	1.5	—	—
Transition services agreement income	(1.4)	—	—
Loss on sale of promotional business (5)	—	—	3.3
Other	6.1	(0.7)	0.7
Total Other items, net	$(14.3)	$(6.6)	$(5.0)
(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Represents the actuarial losses that were previously recorded to Other comprehensive income, and then recognized to Other items, net upon the termination of the Ireland pension plan in 2019 and Canadian pension plan in 2018.

(3) The gain for the twelve months ended September 30, 2019, includes $9.0 related to to currency movement in the escrowed USD funds held in our European Euro functional currency entity and $4.6 related to the gain on our hedge contract for the expected proceeds from the anticipated sale of the Divestment Business. The gain for the twelve months ended September 30, 2018, includes $9.4 related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD funds held in our European Euro functional entity.

(4) Settlement of acquired business hedging contracts that were terminated upon the Company's request at the acquisition date.

(5) Represents the loss on the sale of a non-core promotional sales business acquired with the 2016 auto care acquisition.

Income Taxes

For fiscal 2019, the effective tax rate was 11.5%. The current year rate was favorably impacted by lower overall foreign tax rates and a return to provision benefit slightly offset by disallowed transaction costs.  Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal 2019 was 18.5% as compared to 23.1% in the prior year. The decrease in the rate is driven primarily by the new 21% statutory U.S. rate that is now effective for all of fiscal year 2019 compared to the statutory rate of 24.5% in fiscal year 2018 as well as more favorable return to provision adjustments in the current fiscal year.

For fiscal 2018, the effective tax rate was 46.6%. The rate includes a $39.1 charge for the one-time impact of the Tax Cuts and Jobs Act (the Tax Act) passed in December 2017, as well as the impact of $6.0 related to tax withholding expense for cash movement to fund the Battery Acquisition. Excluding the impact of all of our non-GAAP adjustments, the effective tax rate for fiscal 2018 was 23.1%. The decrease was driven primarily by the lower statutory U.S. rate that became effective for fiscal 2018 brought about by the Tax Act passed at the end of the calendar year 2017.

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

Acquisition and integration costs

The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $188.4, $84.6 and $8.4 in the twelve months ended September 30, 2019, 2018, and 2017, respectively.

Pre-tax costs recorded in Costs of products sold were $58.7 for the twelve months ended September 30, 2019 and primarily related to the inventory fair value adjustment of $36.2 and integration restructuring cots of $12.1 as discussed below. Pre-tax costs recorded in Costs of products sold were $0.2 and $1.1 for the twelve months ended September 30, 2018 and 2017, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $82.3, $62.9 and $4.0 for the twelve months ended September 30, 2019, 2018 and 2017, respectively. These expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2019 the Company recorded $1.1 in research and development.

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The pre-tax acquisition costs for the twelve months ended September 30, 2018 was $41.9 of interest expense, ticking fees and debt commitment fees related to the Battery Acquisition.

Included in Other items, net was pre-tax income of $19.3, $20.4 and expense of $3.3 in the twelve months ended September 30, 2019, 2018 and 2017, respectively. The pre-tax income recorded in fiscal 2019 was primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery Acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition. The Company recorded a gain of $4.6 related to the hedge contract on the anticipated proceeds from the Divestment Business and recorded income on transition services agreements of $1.4 for the twelve months ended September 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business.

The Company recorded a pre-tax gain in Other items, net of $15.2 on foreign currency gains related to the Battery Acquisition during the twelve months ended September 30, 2018. Of the gain, $9.4 was related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income in Other items, net of $5.2 earned in restricted cash funds held in escrow associated with this acquisition during the twelve months ended September 30, 2018.

The Company incurred $6.0 of tax withholding costs in the twelve months ended September 30, 2018, related to the cash movement to fund the Battery Acquisition, which were recorded in Income tax provision.

Restructuring Costs

In the fourth fiscal quarter of 2019, Energizer's Board of Directors approved restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be completed by December 31, 2021.

The pre-tax expense for charges related to the restructuring plans for the twelve months ended September 30, 2019 were $12.1 reflected in Cost of goods sold on the Consolidated Statement of Earnings and Comprehensive Income. At September 30, 2019 the remaining restructuring reserve within Other accrued liabilities was $9.8 for the severance and related benefit costs. We expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of up to $40 through the end of calendar 2021.

Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. All spin activity is complete and we do not expect any further costs related to the Spin-off.

No spin costs were incurred in the period ending September 30, 2019 or 2018. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

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

Segment Results

Operations for Energizer are managed via two major geographic reportable segments: Americas and International.     Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with spin initiatives, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2019	% Chg	2018	% Chg	2017
Americas
Net sales - prior year	$1,135.6		$1,111.8		$1,002.0
Organic	36.1	3.2%	20.5	1.8%	34.1
Impact of Battery Acquisition	278.5	24.5%	—	—%	—
Impact of Auto Care Acquisition	288.7	25.4%	—	—%	—
Impact of Nu Finish Acquisition	5.7	0.5%	2.2	0.2%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	74.2
Change in Argentina operations	(4.5)	(0.4)%	(1.9)	(0.2)%	2.6
Impact of currency	(5.3)	(0.4)%	3.0	0.3%	(1.1)
Net sales - current year	$1,734.8	52.8%	$1,135.6	2.1%	$1,111.8
International
Net sales - prior year	$662.1		$643.9		$632.2
Organic	37.3	5.6%	2.0	0.3%	15.8
Impact of Battery Acquisition	60.4	9.1%	—	—%	—
Impact of Auto Care Acquisition	27.1	4.1%	—	—%	—
Impact of Nu Finish Acquisition	0.2	—%	0.1	—%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	8.9
Impact of currency	(27.4)	(4.1)%	16.1	2.5%	(13.0)
Net sales - current year	$759.7	14.7%	$662.1	2.8%	$643.9
Total Net Sales
Net sales - prior year	$1,797.7		$1,755.7		$1,634.2
Organic	73.4	4.1%	22.5	1.3%	49.9
Impact of Battery Acquisition	338.9	18.9%	—	—%	—
Impact of Auto Care Acquisition	315.8	17.6%	—	—%	—
Impact of Nu Finish Acquisition	5.9	0.3%	2.3	0.1%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	83.1
Change in Argentina operations	(4.5)	(0.3)%	(1.9)	(0.1)%	2.6
Impact of currency	(32.7)	(1.8)%	19.1	1.1%	(14.1)
Net sales - current year	$2,494.5	38.8%	$1,797.7	2.4%	$1,755.7

Total net sales for the twelve months ended September 30, 2019 increased 38.8%, including organic sales increase of $73.4, or 4.1%, and sales related to the acquisitions of $660.6, or 36.8%. These increases were partially offset by the unfavorable impact of currency of $32.7, or 1.8%, and a $4.5 decrease due to our Argentina operations, which were deemed to be highly inflationary. Segment sales results for the twelve months ended September 30, 2019 are as follows:

•
Americas net sales improved 52.8% versus the prior fiscal year, including the impact of the acquisitions which increased net sales by 50.4%, a 0.4% decline due to our Argentina operations, and an unfavorable currency impact on sales of 0.4%. Excluding the impact of Argentina, currency movement and the acquisitions, organic net sales increased 3.2% due to category growth, distribution gains, pricing and the reclassification of licensing income.

•
International net sales improved 14.7% versus the prior fiscal year, which included an increase of 13.2% from the impact of the acquisitions and unfavorable foreign currency movements of 4.1%. Excluding the impacts of the acquisitions and foreign currency movements, organic net sales improved 5.6% resulting from strong volumes, phasing of holiday promotional activity and pricing actions in our developed and modern markets as well as the reclassification of licensing revenue.

Net sales for the year ended September 30, 2018 increased 2.4%, including organic sales increase of $22.5, or 1.3%, sales related to the Nu Finish acquisition of $2.3, or 0.1%, and the favorable impact of currency of $19.1, or 1.1%. These increases were offset by a $1.9 decrease due to our Argentina operations, which were deemed to be highly inflationary. Segment sales results for the twelve months ended September 30, 2018 are as follows:

•
Americas net sales increased 2.1% versus the prior fiscal year, inclusive of a 0.2% decline due to our Argentina operations. The Nu Finish acquisition improved net sales by 0.2% and currency had a favorable impact on sales of 0.3%. Excluding the impact of Argentina and the Nu Finsh acquisition, organic net sales increased 1.8% due primarily to distribution gains, increased volumes, favorable pricing and the favorable net impact of our portfolio optimization. These amounts were partially offset by retailer merchandising changes, lower year-over-year storm volume and the May 2017 divestiture of the non-core promotional sales business acquired with the 2016 auto care acquisition.

•
International net sales improved 2.8% versus the prior fiscal year, inclusive of a 2.5% improvement due to favorable currency movements. Excluding the impact of currency movements, organic net sales improved 0.3% driven primarily by pricing actions taken in certain markets as well as distribution gains partially offset by the timing of holiday activity.

Segment Profit	For the Years Ended September 30,
	2019	% Chg	2018	% Chg	2017
Americas
Segment Profit - prior year	$326.1		$310.0		$266.5
Organic	17.4	5.3%	13.7	4.4%	23.9
Impact of Battery Acquisition	42.5	13.0%	—	—%	—
Impact of Auto Care Acquisition	74.5	22.8%	—	—%	—
Impact of Nu Finish Acquisition	1.9	0.6%	0.9	0.3%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	20.4
Change in Argentina operations	(2.2)	(0.7)%	(0.6)	(0.2)%	—
Impact of currency	(3.6)	(1.0)%	2.1	0.7%	(0.8)
Segment Profit - current year	$456.6	40.0%	$326.1	5.2%	$310.0
International
Segment Profit - prior year	$149.6		$143.0		$121.7
Organic	22.5	15.0%	(3.7)	(2.6)%	22.6
Impact of Battery Acquisition	20.2	13.5%	—	—%	—
Impact of Auto Care Acquisition	2.3	1.5%	—	—%	—
Impact of Nu Finish Acquisition	0.1	0.1%	—	—%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	5.1
Impact of currency	(19.8)	(13.2)%	10.3	7.2%	(6.4)
Segment Profit - current year	$174.9	16.9%	$149.6	4.6%	$143.0
Total Segment Profit
Segment Profit - prior year	$475.7		$453.0		$388.2
Organic	39.9	8.4%	10.0	2.2%	46.5
Impact of Battery Acquisition	62.7	13.2%	—	—%	—
Impact of Auto Care Acquisition	76.8	16.1%	—	—%	—
Impact of Nu Finish Acquisition	2.0	0.4%	0.9	0.2%	—
Impact of 2016 Auto Care Acquisition	—	—%	—	—%	25.5
Change in Argentina operations	(2.2)	(0.5)%	(0.6)	(0.1)%	—
Impact of currency	(23.4)	(4.8)%	12.4	2.7%	(7.2)
Segment Profit - current year	$631.5	32.8%	$475.7	5.0%	$453.0

Refer to Note 22, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2019 was $631.5, an increase of 32.8% versus the prior fiscal year, driven by an increase of $141.5, or 29.7%, from the acquisitions and organic segment profit increase of 8.4%. These increases were partially offset by unfavorable movement in foreign currency of $23.4, or 4.8% and by $2.2, or 0.5%, of unfavorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2019 are as follows:

•
Americas segment profit was $456.6, an increase of $130.5, or 40.0%, versus the prior fiscal year inclusive of the $118.9 increase due to the acquisitions. This increase was partially offset by $2.2 of unfavorable changes in Argentina operations and unfavorable foreign currency movements of $3.6. Excluding the impact of currency movements, the acquisitions, and changes in Argentina operations, segment profit increased $17.4, or 5.3%. This increase was driven by top-line growth noted above as well as favorable gross profit improvement slightly offset by higher overhead spending.

•
International segment profit was $174.9, an increase of $25.3, or 16.9%, versus the prior fiscal year inclusive of the positive impact of the acquisitions of $22.6 as well as the unfavorable $19.8 impact of currency movements.

Excluding the impact of the acquisitions and currency movements, segment profit increased $22.5, or 15.0%, driven by top-line growth and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives slightly offset by higher overheads versus the prior year comparative period and increased A&P driven by the brand refresh across our international markets.

Total segment profit in fiscal 2018 was $475.7, an increase of 5.0% versus the prior fiscal year, driven by an increase of $0.9, or 0.2%, from the Nu Finish acquisition, organic segment profit increase of 2.2% and favorable movement in foreign currency which improved segment profit by $12.4, or 2.7%. These increases were partially offset by $0.6, or 0.1%, of unfavorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2018 are as follows:

•
The Americas segment profit was $326.1, an increase of $16.1 or 5.2%, versus the prior fiscal year inclusive of the positive $2.1 impact of currency movements and $0.9 increase due to the Nu Finish acquisition. These increases were partially offset by $0.6 of unfavorable changes in Argentina operations. Excluding the impact of currency movements, the acquisition, and changes in Argentina operations, segment profit increased $13.7, or 4.4%. This increase was driven by top-line growth noted above as well as favorable gross margin improvement. In addition, lower A&P and marketing & selling expense contributed to the increased segment profit due to higher spending in fiscal 2017 in support of our portfolio optimization and the launch of our improved Energizer Max offering.

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

GENERAL CORPORATE	For the Years Ended September 30,
	2019	2018	2017
General corporate and other expenses	$111.5	$97.3	$92.5
Global marketing expenses	18.2	19.0	21.5
Total	$129.7	$116.3	$114.0
% of net sales	5.2%	6.5%	6.5%

For fiscal 2019, general corporate expenses were $111.5, an increase of $14.2 compared to fiscal 2018 expense of $97.3. Excluding the corporate and other expenses of $23.3 related to the acquisitions, the legacy business accounted for a decrease of $9.1 compared to fiscal 2018. The decreases were due to lower mark to market expense on our unfunded deferred compensation liability in the current year, the lapping of unfavorable legal reserves in the prior year and benefits realized from our prior year continuous improvement initiatives. The increase in fiscal 2018 of $4.8 compared to fiscal 2017 was primarily due to increased compensation costs and mark to market expense on our unfunded deferred compensation liability.

Global marketing expenses were $18.2 in fiscal 2019, $19.0 in fiscal 2018, and $21.5 in fiscal 2017. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs are centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including, but not limited to: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2019, Energizer had $258.5 of cash and cash equivalents, 75.8% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility) and which provided for a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility (2018 Term Loans). The borrowings under the term loan A require quarterly principal payments at a rate of 6.25% of the original principal balance, or $12.5. The borrowings under the term loan B require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.5. The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. As of September 30, 2019, the Company had $25.0 of outstanding borrowings under the 2018 Revolving Facility and had $4.8 of outstanding letters of credit. Taking into account outstanding letters of credit, $370.2 remained available as of September 30, 2019.

On January 2, 2019, the Company completed the Battery Acquisition and paid cash consideration of $1,924.6, net of cash acquired. The Company utilized the proceeds of two senior note offerings due in 2026 of $500.0 at 6.375% and €650.0 at 4.625% as well as the proceeds of $1,200.0 of borrowings under a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility. The term loan borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The proceeds from the borrowings were utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022 and outstanding under the Revolving Facility, and pay acquisition related costs including debt issuance costs.

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

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2019, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities from continuing operations is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $142.1 in fiscal 2019, $228.7 in fiscal 2018, and $197.2 in fiscal 2017.

Cash flow from operating activities from continuing operations was $142.1 in fiscal 2019 as compared to $228.7 in the prior fiscal year. The decrease was driven by lower year over year net earnings and increased working capital. Strong organic growth in the business was more than offset by cash expenditures of approximately $159, versus $27 in the prior year, associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the debt utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition. The working capital increase was driven by the timing of collections and payments on our transition services agreement and working capital settlements with Spectrum and an increase in accounts receivable due to strong organic growth in our legacy business year over year.

Cash flow from operating activities from continuing operations was $228.7 in fiscal 2018 as compared to $197.2 in fiscal 2017. The increase was primarily driven by the year over year improvement in working capital of approximately $47, driven primarily by accounts receivable. The strong operating performance in the last quarter of fiscal 2017, largely driven by hurricane activity in the U.S., as well as strong organic growth in fiscal 2018, driven by distribution gains, increased volumes, price increases and our portfolio optimization, resulted in higher cash collections in fiscal 2018 as compared to fiscal 2017. The improvements in working capital were partially offset by lower year over year net earnings, driven by higher cash costs associated with the Battery Acquisition.

Investing Activities

Net cash used by investing activities from continuing operations was $2,514.9 in fiscal 2019 and $56.2 in fiscal 2018, and net cash from investing activities from continuing operations was $2.0 in fiscal 2017, and consisted of the following:

•	Capital expenditures were $55.1, $24.2, and $25.2 in fiscal years 2019, 2018 and 2017, respectively.

•
Proceeds from asset sales were $0.2, $6.1 and $27.2 in fiscal 2019, 2018 and 2017, respectively. The fiscal 2018 proceeds were related to the sale of a previously closed manufacturing facility and the fiscal 2017 proceeds were related to the sales of a previously closed facility, office space and land.

•	Acquisitions, net of cash acquired, were $2,460.0 in fiscal 2019 related to the Battery and Auto Care Acquisitions and $38.1 in fiscal 2018 for the purchase of Nu Finish.

Investing cash outflows of approximately $40 to $45 are anticipated in fiscal 2020 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $50 to $60 are anticipated in fiscal 2020 for integration related capital expenditures for the Battery and Auto Care Acquisitions.

Financing Activities

Net cash from financing activities from continuing operations was $1,276.8 and $1,226.3 in fiscal 2019 and 2018, respectively, and net cash used by financing activities from continuing operations was $106.9 in fiscal year 2017. For fiscal 2019, cash flow from financing activities from continuing operations consists of the following:

•
Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the 2018 Term Loans utilized to fund the Battery Acquisition and the bonds utilized to fund the Auto Care Acquisition;

•
Payments on debt with maturities greater than 90 days of $529.5, primarily related to the repayment of our Term Loan due in 2022 and additional $140.0 of payments on the 2018 Term Loan A and 2018 Term Loan B;

•	Payments of debt with maturities of 90 days or less of $214.1, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•	Debt issuance costs of $40.1 related to the 2018 Term Loans and bonds utilized to fund the Auto Care Acquisition;

•	Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•	Net proceeds from the issuance of Mandatory Preferred Convertible Stock (MCPS) of $199.5 utilized to fund the Auto Care Acquisition;

•	Dividends paid on common stock of $83.0 during fiscal 2019 (see below);

•	Dividends paid on mandatory convertible preferred stock of $8.0 during fiscal 2019 (see below);

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2019 (see below); and

•	Taxes paid for withheld share-based payments of $8.3.

For fiscal 2018, cash flow from financing activities from continuing operations consists of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,259.9 representing the funds currently held in escrow for the Battery Acquisition;

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (Term Loan);

•	Increase on debt with maturities of 90 days or less of $143.4 representing the increase in notes payable and our 2015 Revolving Facility;

•	Debt issuance costs of $22.6 related the escrowed bonds for the Battery Acquisition;

•	Dividends paid on common stock of $70.0 during fiscal 2018;

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2018 (see below); and

•	Taxes paid for withheld share-based payments of $10.4.

For fiscal 2017, cash flow used by financing activities from continuing operations consists of the following:

•	Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (2015 Term Loan);

•	Increase on debt with maturities of 90 days or less of $36.5 representing the increase in notes payable and our 2015 Revolving Facility;

•	Debt issuance costs of $0.8;

•	Dividends paid of $69.1 during fiscal 2017;

•	Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2017 (see below); and

•	Taxes paid for withheld share-based payments of $10.0.

Dividends
Total dividends declared to common shareholders were $82.4 of which $83.0 were paid. The dividends paid included amounts on restricted shares that vested in the period. Total dividends declared to preferred shareholders were $12.0 of which $8.0 were paid. The remaining dividend was recorded in Other liabilities at September 30, 2019 and was paid to the preferred shareholders on October 15, 2019.

Subsequent to the fiscal year end, on November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019.

Subsequent to the end of the fiscal year, on November 11, 2019, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on January 15, 2020, to all shareholders of record as of the close of business January 1, 2020.

Share Repurchases
On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 1,036,000 shares for $45.0, at an average price of $43.46 per share, 1,439,211 shares for $70.0, at an average price of $48.66 per share, and 1,389,027 shares for $58.7, at an average price of $42.23 per share, during the twelve months ended September 30, 2019, 2018, and 2017. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Contractual Obligations
A summary of Energizer’s contractual obligations at September 30, 2019 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$3,468.4	$—	$97.5	$20.0	$3,350.9
Interest on long-term debt (1)	1,258.6	189.2	373.6	368.2	327.6
Notes payable	31.9	31.9	—	—	—
Operating leases	83.8	16.8	16.9	11.2	38.9
Capital leases (2)	118.4	9.5	18.8	15.8	74.3
Pension plans (3)	5.7	5.7	—	—	—
Purchase obligations and other (4)	15.5	15.0	0.5	—	—
Mandatory transition tax	16.7	—	—	9.6	7.1
Total	$4,999.0	$268.1	$507.3	$424.8	$3,798.8

(1)
The above table is based upon the debt balance and LIBOR rate on drawn debt as of September 30, 2019. Energizer has entered into two interest rate swap agreements that fixed the variable benchmark component (LIBOR) on (1) $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% and (2) up to $400.0 of variable rate debt at an interest rate of 2.47%. At the effective date, the second swap has a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $300.0 at September 30, 2019.

(2)	Capital lease payments include the full capital lease obligation of $46.9, as well as interest included in the payment of $71.5.

(3)	Globally, total pension contributions for the Company in the next year are estimated to be $5.7. The projected payments beyond fiscal year 2020 are not currently estimable.

(4)	Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

Accrued environmental costs at September 30, 2019 were $8.2, of which approximately $2.0 is expected to be spent during fiscal 2020. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

•
Revenue Recognition - The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contract. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

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

Our standard sales terms generally include payments within 30 to 60 days and are final with returns or exchanges not permitted unless a special exception is made. Our Auto Care channel terms are longer, in some cases up to 365 days, in which case we use our Trade Receivables factoring program for more timely collection. Reserves are established based on historical data and recorded in cases where the right of return does exist for a particular sale. The Company does not offer warranties on products.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2019, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $4.4. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $51.7 at September 30, 2019.

As allowed under GAAP, the Company’s U.S. qualified pension plan's impact on earnings is determined using Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years and therefore reduces the short-term impact of market fluctuations.

•
Acquisitions, Goodwill and Intangible Assets - The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims.

During fiscal 2019, Energizer used variations of the income approach in determining the fair value of intangible assets acquired in the Battery and Auto Care Acquisitions. Specifically, the Company utilized the multi-period excess earnings method for determining the fair value of the indefinite lived trade names and customer relationships acquired, and the relief from royalty method to determine the fair value of the proprietary technology acquired. Our determination of the fair value of the indefinite lived trade names acquired involved the use of significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involved significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the proprietary technology acquired involved the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. Energizer believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, our assumptions are inherently risky and actual results could differ from those estimates.

Significant judgment is also required in assigning the respective useful lives of intangible assets. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 8, Goodwill and intangible assets, of the Notes to Consolidated Financial Statements.

However, future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

During fiscal 2019, we tested goodwill for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

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

In January 2018, the Financial Accounting Standard Board released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act (the Tax Act). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. The Company has completed its analysis of the GILTI rules and has made an accounting policy election to treat the taxes due from GILTI as a period expense when incurred.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal, and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 9, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

Recently Adopted Accounting Pronouncements

In fiscal year 2019, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, on a modified retrospective basis effective October 1, 2018. This update simplifies hedge accounting and decreases complexity for both the preparation and understanding of hedging disclosures in the financial statements. Upon adoption, the Company recorded $8.4 of hedging settlement gains for the twelve months ended September 30, 2019 in Cost of products sold. The gains were related to our currency hedges on payment of inventory purchases and are now recorded in Cost of products sold to align with the new guidance. Prior year gains remain in Other items, net. The Company also began a zinc hedging program in the second quarter. See additional discussion in Note 16, Financial Instruments and Risk Management.

Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis for all contracts as of the effective date. This guidance provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. There was no material impact to retained earnings as a result of the adoption. See Note 4, Revenue, for additional discussion.

Effective October 1, 2018, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation
Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company will defer and recognize allowable implementation costs for future projects. Capitalized implementation costs were $0.8 and amortization expense on these costs was $0.1 for the twelve months ended September 30, 2019.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases. This update aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for Energizer beginning October 1, 2019 and will be adopted using the modified retrospective transition method. The Company has elected the practical expedients to not restate prior periods and to not adopt this guidance for short term leases. We have implemented a global lease management and accounting software solution, and are assessing the impact that the new standard will have on our Consolidated Financial Statements. The Company's assessment of the quantitative impact is an estimate and subject to change as we finalize implementation of the accounting guidance. The Company estimates that the adoption of this guidance will result in a Right of use asset and offsetting lease liabilities of approximately $40 to $45 associated with its operating leases upon adoption of this guidance. It is not expected that this adoption will have a material impact on our results of operations or cash flows. These updates will also impact our accounting policies, internal controls and disclosures related to leases.

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

Currency Exposure

Our business is conducted on a worldwide basis, with more than 40% of our sales in fiscal year 2019 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2019 and 2018, Energizer had an unrealized pre-tax gain of $4.5 and $4.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2019 levels, over the next twelve months, $4.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2019 resulted in a gain of $5.3 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. The pre-tax loss recognized on these zinc contracts was $1.0 at September 30, 2019, and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,060.0 under the 2018 Term Loans and $25.0 of outstanding borrowings on the 2015 Revolving Facility. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October
1, 2018, with one major financial institution that will fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $300.0 at September 30, 2019.

For the year ended September 30, 2019, our weighted average interest rate on variable rate debt was 4.60%.

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

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity/(deficit) and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Spectrum Brands Holdings, Inc.’s (i) global battery, lighting, and portable power business (Battery Acquisition) and (ii) global auto care business (Auto Care Acquisition) from its assessment of internal control over financial reporting as of September 30, 2019 because the businesses were acquired by the Company in a purchase business combination during 2019. We have also excluded the businesses from our audit of internal control over financial reporting. The Battery Acquisition and Auto Care Acquisition are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 11.6% and 3.4% of total assets, respectively and 13.6% and 12.7% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - trade promotion programs

As described in Notes 2 and 20 to the consolidated financial statements, the Company offers a variety of trade promotion programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $129.1 million, which is reflected as a reduction of trade receivables, net and $53.1 million of accrued trade promotions within other current liabilities as of September 30, 2019. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

The principal considerations for our determination that performing procedures relating to trade promotion programs is a critical audit matter are (i) the matter involves significant judgment by management in estimating the allowance for trade promotions and accrued trade promotions and (ii) significant audit effort in performing audit procedures and a high degree of auditor judgment and subjectivity was required in evaluating audit evidence obtained related to the estimated allowance for trade promotions and accrued trade promotions recorded by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness, accuracy, and valuation of the estimated allowance for trade promotions and accrued trade promotions. These procedures also included, among others, evaluating the process, data, and significant assumptions used by management in developing the estimate, including historical patterns and future expectations regarding in-market product performance. When assessing these assumptions, procedures were performed to evaluate whether the assumptions used were reasonable considering historical performance of similar trade programs. When assessing the process and data used by management, procedures were performed to assess management’s process for evaluating trade programs and testing payments and invoice credits related to these trade programs.

Acquired intangible assets - Battery and Auto Care Acquisitions

As described in Notes 1, 2 and 5 to the consolidated financial statements, the Company completed the acquisitions of Spectrum Brands Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition) and Spectrum’s global auto care business (Auto Care Acquisition). Net consideration for the Battery Acquisition was $1,962.4 million, of which indefinite lived trade names, customer relationships and proprietary technology intangible assets represented (i) $805.8 million of other intangible assets, net and (ii) a significant portion of the $794.6 million assets held for sale. Net consideration for the

Auto Care Acquisition was $1,179.2 million, of which $949.9 million of indefinite lived trade names, customer relationships and proprietary technology intangible assets were recorded as other intangible assets, net. Fair value of the indefinite lived trade names and customer relationships were estimated by management using the multi-period excess earnings method and fair value of the proprietary technology was estimated by management using the relief from royalty method. Management’s determination of the fair value of the indefinite lived trade names acquired involved the use of significant estimates and assumptions related to the revenue growth rates and the discount rates. Management’s determination of the fair value of the customer relationships acquired included significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Management’s determination of the fair value of the proprietary technology acquired involved the use of significant estimates and assumptions related to revenue growth rates, royalty rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets acquired in the Battery Acquisition and the Auto Care Acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of the indefinite lived trade names, customer relationships and proprietary technology intangible assets acquired due to the significant judgment by management when developing the estimate, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates, such as the revenue growth rates, the customer attrition rates, the royalty rates, and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the indefinite lived trade names, customer relationships and proprietary technology intangible assets and controls over the development of the assumptions related to the valuation of the indefinite lived trade names, customer relationships and proprietary technology intangible assets, including the revenue growth rates, the customer attrition rates, the royalty rates, and the discount rates. These procedures also included, among others, (i) reading the purchase agreements, (ii) assessing management’s process for estimating the fair value of the indefinite lived trade names, customer relationships and proprietary technology intangible assets, (iii) testing management’s assumptions used to estimate the fair value of the indefinite lived trade names, customer relationships and proprietary technology intangible assets, and (iv) testing the completeness and accuracy of underlying data used in the valuation. Testing management’s estimate included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the revenue growth rates and the discount rates for the indefinite lived trade names, the revenue growth rates, the royalty rates, and the discount rates for the proprietary technology intangible assets, and the revenue growth rates, the discount rates, and the customer attrition rates for the customer relationships intangible assets. Evaluating the reasonableness of the revenue growth rates and customer attrition rates involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. The royalty rates were evaluated by considering comparable businesses and other industry factors. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings and relief from royalty methods and certain significant assumptions, including the customer attrition rates, the royalty rates, and the discount rates.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
November 19, 2019

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2019	2018	2017
Net sales	$2,494.5	$1,797.7	$1,755.7
Cost of products sold	1,490.7	966.8	944.4
Gross profit	$1,003.8	$830.9	$811.3
Selling, general and administrative expense	515.7	421.7	361.3
Advertising and sales promotion expense	127.3	112.9	116.1
Research and development expense	32.8	22.4	22.0
Amortization of intangible assets	43.2	11.5	11.2
Spin restructuring	—	—	(3.8)
Gain on sale of real estate	—	(4.6)	(16.9)
Interest expense	226.0	98.4	53.1
Other items, net	(14.3)	(6.6)	(5.0)
Earnings before income taxes	$73.1	$175.2	$273.3
Income tax provision	8.4	81.7	71.8
Net earnings from continuing operations	$64.7	$93.5	$201.5
Net loss from discontinued operations, net of income tax expense of $4.0	(13.6)	—	—
Net earnings	$51.1	$93.5	$201.5
Mandatory preferred stock dividends	(12.0)	—	—
Net earnings attributable to common shareholders	$39.1	$93.5	$201.5

Earnings Per Share
Basic net earnings per common share - continuing operations	$0.79	$1.56	$3.27
Basic net loss per common share - discontinued operations	(0.20)	—	—
Basic net earnings per common share	$0.59	$1.56	$3.27

Diluted net earnings per common share - continuing operations	$0.78	$1.52	$3.22
Diluted net loss per common share - discontinued operations	(0.20)	—	—
Diluted net earnings per common share	$0.58	$1.52	$3.22

Weighted average shares of common stock - Basic	66.4	59.8	61.7
Weighted average shares of common stock- Diluted	67.3	61.4	62.6

Dividend Per Common Share	$1.20	$1.16	$1.10

Statement of Comprehensive Income
Net earnings	$51.1	$93.5	$201.5
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(10.4)	(20.5)	6.3
Pension activity, net of tax of ($12.1) in 2019, $6.3 in 2018, and $9.0 in 2017	(36.9)	22.9	20.5
Deferred (loss)/gain on hedging activity, net of tax of ($3.1) in 2019, $4.4 in 2018, and $1.7 in 2017	(9.2)	15.0	0.5
Total comprehensive (loss)/income	$(5.4)	$110.9	$228.8
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$258.5	$522.1
Trade receivables, net	340.2	230.4
Inventories	469.3	323.1
Other current assets	177.1	95.5
Assets held for sale	791.7	—
Total current assets	$2,036.8	$1,171.1
Restricted cash	—	1,246.2
Property, plant and equipment, net	362.0	166.7
Goodwill	1,004.8	244.2
Other intangible assets, net	1,958.9	232.7
Deferred tax asset	22.8	36.9
Other assets	64.3	81.0
Total assets	$5,449.6	$3,178.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$4.0
Current portion of capital leases	1.6	—
Notes payable	31.9	247.3
Accounts payable	299.0	228.9
Other current liabilities	333.6	271.0
Liabilities held for sale	402.9	—
Total current liabilities	$1,069.0	$751.2
Long-term debt	3,461.6	976.1
Long-term debt held in escrow	—	1,230.7
Deferred tax liability	170.6	19.3
Other liabilities	204.6	177.0
Total liabilities	$4,905.8	$3,154.3
Shareholders' equity
Common stock, $0.01 par value, 72,386,840 and 62,420,421 shares
issued at 2019 and 2018, respectively	0.7	0.6
Mandatory convertible preferred stock, $0.01 par value, 2,156,250 shares issued at 2019	—	—
Additional paid-in capital	870.3	217.8
Retained earnings	129.5	177.3
Common stock in treasury, at cost, 3,484,807 and 2,812,320 shares
in 2019 and 2018, respectively	(158.4)	(129.4)
Accumulated other comprehensive loss	(298.3)	(241.8)
Total shareholders' equity	$543.8	$24.5
Total liabilities and shareholders' equity	$5,449.6	$3,178.8
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
	2019	2018	2017
Cash Flow from Operating Activities
Net earnings	$51.1	$93.5	$201.5
Loss from discontinued operations, net of tax	(13.6)	—	—
Net earnings form continuing operations	$64.7	$93.5	$201.5
Non-cash integration and restructuring charges/(income)	3.0	—	(2.5)
Depreciation and amortization	92.8	45.1	50.2
Deferred income taxes	(33.3)	1.8	(4.4)
Share based compensation expense	27.1	28.2	24.3
Gain on sale of real estate	—	(4.6)	(16.9)
Mandatory transition tax	(0.4)	33.1	—
Inventory step up	36.2	0.2	—
Settlement loss on pension plan terminations	3.7	14.1	—
Non-cash items included in income, net	(4.2)	7.6	6.2
Other, net	22.1	(4.7)	(28.7)
Changes in assets and liabilities used in operations, net of acquisitions
Increase in trade receivables, net	(24.9)	(1.1)	(43.7)
Increase in inventories	(15.2)	(12.1)	(30.7)
(Increase)/decrease in other current assets	(44.3)	2.8	20.8
Increase in accounts payable	5.2	4.4	13.4
Increase in other current liabilities	9.6	20.4	7.7
Net cash from operating activities from continuing operations	$142.1	$228.7	$197.2
Net cash from operating activities from discontinued operations	7.4	—	—
Net cash from operating activities	$149.5	$228.7	$197.2
Cash Flow from Investing Activities
Capital expenditures	(55.1)	(24.2)	(25.2)
Proceeds from sale of assets	0.2	6.1	27.2
Acquisitions, net of cash acquired	(2,460.0)	(38.1)	—
Net cash (used by)/from investing activities from continuing operations	$(2,514.9)	$(56.2)	$2.0
Net cash used by investing activities from discontinued operations	(407.4)	—	—
Net cash (used by)/from investing activities	$(2,922.3)	$(56.2)	$2.0
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	1,800.0	1,259.9	—
Payments on debt with maturities greater than 90 days	(529.5)	(4.0)	(4.0)
Net (decrease)/increase in debt with maturities 90 days or less	(214.1)	143.4	36.5
Debt issuance costs	(40.1)	(22.6)	(0.8)
Net proceeds from issuance of mandatory convertible preferred stock	199.5	—	—
Net proceeds from issuance of common stock	205.3	—	—
Dividends paid on common stock	(83.0)	(70.0)	(69.1)
Dividends paid on mandatory convertible preferred shares	(8.0)	—	—
Common stock purchased	(45.0)	(70.0)	(59.5)
Taxes paid for withheld share-based payments	(8.3)	(10.4)	(10.0)
Net cash from/(used by) financing activities from continuing operations	$1,276.8	$1,226.3	$(106.9)
Net cash used by financing activities from discontinued operations	(4.7)	—	—
Net cash from/(used by) financing activities	$1,272.1	$1,226.3	$(106.9)
Effect of exchange rate changes on cash	(9.1)	(8.5)	(1.6)
Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(1,105.1)	1,390.3	90.7
Net decrease in cash, cash equivalents, and restricted cash from discontinued operations	(404.7)	—	—
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(1,509.8)	$1,390.3	$90.7
Cash, cash equivalents, and restricted cash, beginning of period	1,768.3	378.0	287.3
Cash, cash equivalents, and restricted cash, end of period	$258.5	$1,768.3	$378.0
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2016	—	61,673	$—	$0.6	$194.6	$70.9	$(266.1)	$(30.0)	$(30.0)
Net earnings	—		—	—	—	201.5	—	—	201.5
Share based payments	—		—	—	24.3	—	—	—	24.3
Common stock purchased	—	(1,389)	—	—	—	—	—	(58.7)	(58.7)
Activity under stock plans	—	425	—	—	(22.2)	(4.4)	—	16.6	(10.0)
Dividends to shareholders	—		—	—	—	(69.3)	—	—	(69.3)
Other comprehensive income	—		—	—	—	—	27.3	—	27.3
Balance, September 30, 2017	—	60,709	$—	$0.6	$196.7	$198.7	$(238.8)	$(72.1)	$85.1
Net earnings	—	—	—	—	—	93.5	—	—	93.5
Adoption of ASU 2016-16	—	—	—	—	—	(59.2)	—	—	(59.2)
Adoption of ASU 2018-02	—	—	—	—	—	20.4	(20.4)	—	—
Deferred compensation plan	—	—	—	—	12.0	—	—	—	12.0
Share based payments	—	—	—	—	28.2	—	—	—	28.2
Common stock purchased	—	(1,439)	—	—	—	—	—	(70.0)	(70.0)
Activity under stock plans	—	338	—	—	(19.1)	(4.0)	—	12.7	(10.4)
Dividends to shareholders	—	—	—	—	—	(72.1)	—	—	(72.1)
Other comprehensive income	—	—	—	—	—	—	17.4	—	17.4
Balance, September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	64.7	—	—	64.7
Net loss from discontinued operations	—	—	—	—	—	(13.6)	—	—	(13.6)
Share based payments	—	—	—	—	27.1	—	—	—	27.1
Issuance of common stock	—	9,966	—	0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Common stock purchased	—	(1,036)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	364	—	—	(19.8)	(4.5)	—	16.0	(8.3)
Dividends to common shareholders	—	—	—	—	—	(82.4)	—	—	(82.4)
Dividends to preferred shareholders	—	—	—	—	—	(12.0)	—	—	(12.0)
Other comprehensive loss	—	—	—	—	—	—	(56.5)	—	(56.5)
Balance, September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8

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

On May 29, 2019, the Company entered into a definitive acquisition agreement with VARTA Aktiengesellschaft (VARTA AG) to divest the Varta consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business). The Company will sell the Divestment Business for an aggregate purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). Pursuant to the terms of the acquisition agreement with Spectrum for the Battery Acquisition, Spectrum will be contributing an additional $200.0 to Energizer in connection with the divestiture. The divestiture is subject to the approval of the European Commission, and will close timely upon receipt of approval.

Basis of Presentation – The consolidated financial statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments or variable interests.

As a result of the anticipated Varta Divestiture, the assets and liabilities associated with the Divestment Business have been classified as held for sale in the accompanying Consolidated Balance Sheets and the respective operations of the Divestment Business have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income and Statements of Cash Flows. See Note 6 - Divestment for more information on the assets and liabilities classified as held for sale and discontinued operations.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2019 and 2018, Energizer had $258.5 and $522.1, respectively, in available cash, 75.8% and 99% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amount included in restricted cash on the Consolidated Balance Sheet at September 30, 2018 represents the amounts of escrowed funds related to the Battery Acquisition, which legally could not be used for any other purpose. These funds were released from escrow in fiscal 2019 to complete the Battery Acquisition.

	At September 30,
	2019	2018
Cash and cash equivalents	$258.5	$522.1
Restricted cash	—	1,246.2
Total Cash, cash equivalents and restricted cash shown in the statement of cash flows	$258.5	$1,768.3

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2019 and 2018.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2019 and 2018. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreased $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $300.0 at September 30, 2019.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2019, the Company had derivative contracts for the future purchases of zinc. No contracts were outstanding at September 30, 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash Flow Presentation – The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities. Cash flows are also distinguished between our continuing operations and our discontinued operations.

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored as of September 30, 2019 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2019	2018
Trade receivables	$473.1	$357.9
Allowance for trade promotions	(129.1)	(123.5)
Allowance for returns and doubtful accounts	(3.8)	(4.0)
Trade receivables, net	$340.2	$230.4

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. In fiscal year 2019, the credit agreement was amended so that Energizer may sell their accounts receivable up to a maximum of $500.0 annually. During fiscal year 2019, we sold $300.2 of receivables under this program. At September 30, 2019, Energizer had $87.8 of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2019, there was $12.4 of cash from factored receivables collected but not yet due to the bank included in Other current liabilities. Additionally, the fees associated with factoring our receivables was $4.9 for the year ended September 30, 2019. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense. There was no material factoring arrangements during fiscal 2018 or 2017.

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

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2019, 2018 and 2017, amortization expense was $9.1, $7.4 and $5.3, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Property, plant and equipment, net held under capital leases are amortized on a straight-line bases over the shorter of the lease term or estimated useful life of the asset and such amortization is included in depreciation expense.

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2019, 2018, and 2017 was $43.5, $26.2, and $33.7, respectively, excluding accelerated depreciation charges of $3.0 in 2019 primarily related to the IT integration assets and certain manufacturing assets including property, plant and equipment located at facilities that will be consolidated as part of the integration of the Battery and Auto Care Acquisitions.

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

Acquisitions – Energizer accounts for the acquisition of a business using the acquisition method of accounting and allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill.

During fiscal 2019, Energizer used variations of the income approach in determining the fair value of intangible assets acquired in the Battery and Auto Care Acquisitions. Specifically, the Company utilized the multi-period excess earnings method for determining the fair value of the indefinite lived trade names and customer relationships acquired, and the relief from royalty method to determine the fair value of the proprietary technology acquired. Our determination of the fair value of the indefinite lived trade names acquired involved the use of significant estimates and assumptions related to revenue growth rates and discount rates. Our determination of the fair value of customer relationships acquired involved significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. Our determination of the fair value of the proprietary technology acquired involved the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. Energizer believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, our assumptions are inherently risky and actual results could differ from those estimates. Adverse changes in the judgments, assumptions and estimates used in future measurements of fair value, including discount rates or future operating results and related cash flow projections, could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

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

Revenue Recognition – The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contract. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

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

Our standard sales terms generally include payments within 30 to 60 days and are final with returns or exchanges not permitted unless a special exception is made. Our Auto Care channel terms are longer, in some cases up to 365 days, in which case we use our Trade Receivables factoring program for more timely collection. Reserves are established based on historical data and recorded in cases where the right of return does exist for a particular sale. The Company does not offer warranties on products.

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

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $96.7, $80.1, and $86.2 for the fiscal years ended September 30, 2019, 2018, 2017, respectively.

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

In January 2018, the Financial Accounting Standard Board released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act (the Tax Act). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. The Company has completed its analysis of the GILTI rules and has made an accounting policy election to treat the taxes due from GILTI as a period expense when incurred.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal, and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 9, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

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

Recently Adopted Accounting Pronouncements – In fiscal year 2019, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, on a modified retrospective basis effective October 1, 2018. This update simplifies hedge accounting and decreases complexity for both the preparation and understanding of hedging disclosures in the financial statements. Upon adoption, the Company recorded $8.4 of hedging settlement gains for the twelve months ended September 30, 2019 in Cost of products sold. The gains were related to our currency hedges on payment of inventory purchases and are now recorded in Cost of products sold to align with the new guidance. Prior year gains remain in Other items, net. The Company also began a zinc hedging program in the second quarter. See additional discussion in Note 16, Financial Instruments and Risk Management.

Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis for all contracts as of the effective date. This guidance provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. There was no material impact to retained earnings as a result of the adoption. See Note 4, Revenue, for additional discussion.

Effective October 1, 2018, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation
Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement similar to internal-use software guidance. The Company will defer and recognize allowable implementation costs for future projects. Capitalized implementation costs were $0.8 and amortization expense on these costs was $0.1 for the twelve months ended September 30, 2019.

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

Recently Issued Accounting Pronouncements – On February 25, 2016, the FASB issued ASU 2016-02, Leases. This update aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for Energizer beginning October 1, 2019 and will be adopted using the modified retrospective transition method. The Company has elected the practical expedients to not restate prior periods and to not adopt this guidance for short term leases. We have implemented a global lease management and accounting software solution, and are assessing the impact that the new standard will have on our Consolidated Financial Statements. The Company's assessment of the quantitative

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

impact is an estimate and subject to change as we finalize implementation of the accounting guidance. The Company estimates that the adoption of this guidance will result in a Right of use asset and offsetting lease liabilities of approximately $40 to $45 associated with its operating leases upon adoption of this guidance. It is not expected that this adoption will have a material impact on our results of operations or cash flows. These updates will also impact our accounting policies, internal controls and disclosures related to leases.

(3) Spin Costs

The Company incurred costs associated with the evaluation, planning and execution of the Spin-off. On a project to date basis, the total costs incurred and allocated to Energizer for the Spin-off were $197.6, inclusive of the costs of early debt retirement recorded in fiscal 2015. All spin activity is complete and we do not expect any further costs related to the Spin-off.

No spin costs were incurred in the period ending September 30, 2019 or 2018. During the twelve months ended September 30, 2017, the Company recorded income of $3.8 in spin restructuring which included $2.5 of income in the second quarter reflecting the true up of previously accrued contract termination costs related to the 2016 right-sizing of the corporate headquarters and the first quarter sale of a facility in North America that was previously closed as part of the spin for a gain of $1.3.

Energizer does not include the spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have impacted the Americas segment by $1.3 and Corporate by $2.5.

(4) Revenue

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2019, 2018 and 2017:

	For the Twelve Months Ended September 30,
Net Sales	2019	2018	2017
Batteries	$1,959.9	$1,612.7	$1,548.2
Auto Care	409.3	95.4	110.5
Lights and Licensing	125.3	89.6	97.0
Total Net Sales	$2,494.5	$1,797.7	$1,755.7

	For the Twelve Months Ended September 30,
Net Sales	2019	2018	2017
North America	$1,534.7	$1,017.8	$993.1
Latin America	200.1	117.8	118.7
Americas	1,734.8	1,135.6	1,111.8
Modern Markets	444.7	381.9	363.6
Developing Markets	193.4	181.0	174.0
Distributor Markets	121.6	99.2	106.3
International	759.7	662.1	643.9
Total Net Sales	$2,494.5	$1,797.7	$1,755.7

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

(5) Acquisitions

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The final cash consideration after contractual and working capital adjustments was $1,962.4. Included in the above amount is $400.0 of cash consideration that has been allocated to the Divestment Business discussed below. Energizer funded the Battery Acquisition through net proceeds from the issuance of senior notes, term loans and cash on hand. See Note 15, Debt, for additional discussion on the senior notes and term loans issued. Success fees of $13.0 were earned by financial advisers in January 2019 after closing the acquisition. This was in addition to the $2.0 paid in January 2018 for services rendered on the transaction.

On December 11, 2018, the European Commission approved the acquisition of the Acquired Battery Business conditioned on the divestiture of the Divestment Business. Energizer will retain the rights to the Varta brand in Latin America and Asia Pacific, as well as Spectrum’s global Rayovac branded consumer and hearing aid batteries business. On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG, subject to approval by the European Commission. The assets and liabilities associated with this business have been reported as held for sale both on the preliminary purchase price allocation and the Consolidated Balance Sheets as of September 30, 2019.

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. We have calculated fair values of assets and liabilities acquired for the Battery Acquisition based on our preliminary valuation analysis. Certain preliminary values, including Deferred taxes and the resultant Goodwill, are not yet finalized and are subject to change as the Company is still evaluating the current and deferred tax implications and the accounting implications of the asset versus stock deal by legal jurisdiction, as well as the varying statutory tax rates across the global business. Preliminary estimates will be finalized within one year of the date of acquisition.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the inventory of $14.6 was recorded as expense to Cost of products sold as that inventory was sold. The fair values of the Battery Acquisition's Property, plant and equipment were estimated using the market approach for land and variations of the cost approach for the buildings and equipment.

The fair values of the Battery Acquisition's identifiable intangible assets were estimated using variations of the income approach. The fair value of trade names acquired and customer relationships was determined by applying the multi-period excess earnings method under the income approach. The fair value of proprietary technology acquired was determined by applying the relief-from-royalty method under the income approach.

Assets held for sale include the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The fair value adjustment for the inventory of $11.2 was recorded as expense in the results from discontinued operations in 2019 as that inventory was sold. A preliminary estimate of goodwill has also been allocated to the Assets held for sale.

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$37.8
Trade receivables	54.2
Inventories	80.8
Other current assets	28.2
Assets held for sale	794.6
Property, plant and equipment, net	133.2
Goodwill	495.1
Other intangible assets, net	805.8
Other assets	11.5
Current portion of capital leases	(1.2)
Accounts payable	(39.2)
Other current liabilities	(19.5)
Long-term debt	(14.7)
Liabilities held for sale	(394.6)
Other liabilities	(9.6)
Net assets acquired	$1,962.4

The table below outlines the purchased identifiable intangible assets of $805.8:

	Total	Weighted Average Useful Lives
Trade names	$587.0	Indefinite
Proprietary technology	59.0	6.2
Customer relationships	159.8	15.0
Total Other intangible assets, net	$805.8

During the fiscal year, the Company continued to review its allocation of fair value to assets acquired and liabilities assumed. During the third fiscal quarter, the Company adjusted the allocation of goodwill between the assets held for sale of the Divestment Business and the remaining assets of the Battery Acquisition. The goodwill allocated to the Divestment Business was decreased by $50.0.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the fourth fiscal quarter, the Company finalized the fair value allocation to Property, plant and equipment, net and Other intangible assets, net. The finalization of the Property, plant and equipment included reviewing the depreciable lives and updating the depreciation expense recorded in fiscal 2019. The finalization of this Property, plant and equipment, net valuation and review of lives resulted in a reduction to depreciation expense of $4.1, which was recorded in the fourth fiscal quarter. The finalization of the Other intangible assets, net valuation resulted in an increase to the Other intangible assets, net of $58.3.

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, selling, general and administrative reductions and procurement efficiencies. The goodwill associated with this acquisition is deductible for tax purposes. Refer to Note 8, Goodwill and Intangible Assets for the allocation of goodwill to the reportable segments

Auto Care Acquisition - On November 15, 2018, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including the Armor All, STP, and A/C PRO brands for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments. The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum. The acquisition allowed for the Company to become a global leader in the auto care market and added automotive performance and air conditioning recharge products to its auto care portfolio.

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

The Company funded a portion of the cash consideration of the Auto Care Acquisition with the issuance of new senior notes and the issuance of common stock and Series A mandatory convertible preferred stock in January 2019. Refer to Note 15, Debt, and Note 11, Shareholders' Equity, for further information on the debt and equity issuances, respectively. Success fees of $6.0 were earned by a financial adviser in January 2019 after closing the acquisition. This was in addition to the $2.0 earned in November 2018 for services rendered on the transaction.

The Auto Care Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The Company calculated fair values of assets and liabilities acquired for the Auto Care Acquisition based on our preliminary valuation analysis. Certain preliminary values, including Deferred taxes and the resultant Goodwill, are not yet finalized and are subject to change as the Company is still evaluating the current and deferred tax implications and the accounting implications of the asset versus stock deal by legal jurisdiction, as well as the varying statutory tax rates across the global business. Preliminary estimates will be finalized within one year of the date of acquisition.

For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the inventory was $21.6 which was recorded in fiscal 2019. The fair values of the Auto Care Acquisition's Property, plant and equipment were estimated using variations of the cost approach for the building and equipment.

The fair values of the Auto Care Acquisition's identifiable intangible assets were estimated using variations of the income approach. The fair value of trade names acquired and customer relationships was determined by applying the multi-period excess earnings method under the income approach. The fair value of proprietary technology acquired was determined by applying the relief-from-royalty method under the income approach.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$3.3
Trade receivables	39.7
Inventories	98.6
Other current assets	8.9
Property, plant and equipment, net	70.8
Goodwill	270.1
Other intangible assets, net	965.3
Other assets	6.2
Current portion of capital leases	(0.4)
Accounts payable	(28.6)
Other current liabilities	(10.9)
Long-term debt	(31.9)
Other liabilities (deferred tax liabilities)	(211.9)
Net assets acquired	$1,179.2

The table below outlines the purchased identifiable intangible assets of $965.3:

	Total	Weighted Average Useful Lives
Trade names	$701.6	Indefinite
Trade names	15.4	15
Proprietary technology	113.5	9.8
Customer relationships	134.8	15
Total Other intangible assets, net	$965.3

During the fiscal fourth quarter, the Company completed its assessment of the value of inventory on the opening balance sheet. As a result it was determined that the inventory valuation step up should increase by $2.1, along with an offsetting decrease to goodwill. This step up was recorded to Cost of goods sold in the fourth fiscal quarter 2019 to align with the timing of the valuation adjustment.

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, selling, general and administrative reductions and procurement efficiencies. The goodwill is not deductible for tax purposes. Refer to Note 8, Goodwill and Intangible Assets for the allocation of goodwill to the reportable segments

Nu Finish Acquisition - On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish and Scratch Doctor brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. This acquisition allows for the Company to expand its presence in the auto care industry. The revenue in the first nine months of fiscal 2019 and the last quarter of fiscal 2018 associated with the Nu Finish acquisition was $5.9 and $2.3, respectively, and earnings before income taxes was $0.2 and $0.2, respectively.

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

Pro Forma Financial Information (Unaudited)- Pro forma net sales (unaudited), Pro forma net earnings from continuing operations (unaudited), Pro from net earnings from continuing operations attributable to common shareholders (unaudited) and Pro forma diluted net earnings per common share - continuing operations (unaudited) for the twelve months ended September 30, 2019 and 2018 are shown in the table below. The unaudited pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. The unaudited pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company. The Nu Finish Acquisition was immaterial for this disclosure and is only included for the periods owned by the Company.

The unaudited pro forma adjustments are based upon purchase price allocations and include purchase accounting adjustments for the impact of the inventory step up charge, depreciation and amortization expense from the fair value of the intangible assets and property, plant and equipment, interest and financing costs and the impact of the equity consideration completed to fund the acquisitions. Cost synergies that may result from combining Energizer and the Battery and Auto Care Acquisitions are not included in the pro forma table below.

	For the Year Ended September 30,
	2019	2018
Pro forma net sales (unaudited)	$2,719.4	$2,773.7
Pro forma net earnings from continuing operations (unaudited)	159.7	40.1
Pro forma mandatory preferred stock dividends (unaudited)	16.2	16.2
Pro forma net earnings from continuing operations attributable to common shareholders (unaudited)	143.5	23.9
Pro forma diluted net earnings per common share - continuing operations (unaudited)	$2.02	$0.33
Pro forma weighted average shares of common stock - Diluted (unaudited)	71.0	71.4

The shares included in the above are adjusted to assume that the common stock and Mandatory convertible preferred (MCPS) shares issued for the Auto Care Acquisition occurred as of October 1, 2017. For all periods presented, the MCPS conversion was anti-dilutive and not assumed in the calculation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The unaudited pro forma data above includes the following significant adjustments made to account for certain costs to adjust for as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for each respective period:

	For the Year Ended September 30,
Expense removed/(additional expense)	2019	2018
Inventory step up (unaudited) (1)	$28.5	$(27.8)
Acquisition and integration costs (unaudited) (2)	44.3	(43.3)
Interest and ticking fees on escrowed debt (unaudited) (3)	21.6	(75.7)
Gains on escrowed debt (unaudited) (4)	(10.5)	(15.7)
(1) The inventory step up was removed from fiscal 2019 and recorded in fiscal 2018 as the inventory turn would have occurred in that year.
(2) Acquisition and integration costs incurred to obtain legal services, pay investment banking fees and other transaction related expenses were removed from the various periods and recorded in the first quarter of fiscal 2018 when the transaction is assumed to have occurred.
(3) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from the new capital structure was included in the results and the pre-tax amount of $200.0 was included in each period.
(4) The escrowed debt funds earned interest income and had gains on the non functional currency balances. These gains would not have been realized if the transaction had occurred as of October 1, 2017.

The pro-forma results above include restructuring charges recorded by the Auto Care Business of $18.4 during the twelve months ended September 30, 2018. Excluded from the above is the write-down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care Business during the twelve months ended September 30, 2019 and the write-off impairment of goodwill of $92.5 recorded by the Auto Care Business during the twelve months ended September 30, 2018. These losses were recorded as a direct result of the transaction and would not have impacted the combined company results.

Net sales and Earnings before income taxes for the Battery and Auto Care Acquisitions included in the Company's Consolidated Statement of Earnings and Comprehensive Income are shown in the following table. The Earnings before income taxes includes the inventory fair value adjustment recorded for the acquisitions, but excludes all acquisition and integration costs as well as any additional interest incurred by the Company for the debt issuances to complete the acquisitions:

	For the Year Ended September 30, 2019
	Battery Acquisition	Auto Care Acquisition
Net sales	$338.9	$315.8
Inventory fair value adjustment	14.6	21.6
Earnings before income taxes	8.7	19.6

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $188.4, $84.6 and $8.4 in the twelve months ended September 30, 2019, 2018, and 2017, respectively.

Pre-tax costs recorded in Costs of products sold were $58.7 for the twelve months ended September 30, 2019 and primarily related to the inventory fair value adjustment of $36.2 and integration restructuring costs of $12.1 as discussed in Note 7, Restructuring. Pre-tax costs recorded in Costs of products sold were $0.2 and $1.1 for the twelve months ended September 30, 2018 and 2017, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $82.3, $62.9 and $4.0 for the twelve months ended September 30, 2019, 2018 and 2017, respectively. These expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2019 the Company recorded $1.1 in research and development.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The pre-tax acquisition costs for the twelve months ended September 30, 2018 was $41.9 of interest expense, ticking fees and debt commitment fees related to the Battery Acquisition.

Included in Other items, net was pre-tax income of $19.3, $20.4 and expense of $3.3 in the twelve months ended September 30, 2019, 2018 and 2017, respectively. The pre-tax income recorded in fiscal 2019 was primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery Acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition. The Company recorded a gain of $4.6 related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture and recorded income on transition services agreements of $1.4 for the twelve months ended September 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business.

The Company recorded a pre-tax gain in Other items, net of $15.2 on foreign currency gains related to the Battery Acquisition during the twelve months ended September 30, 2018. Of the gain, $9.4 was related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income in Other items, net of $5.2 earned in Restricted cash funds held in escrow associated with this acquisition during the twelve months ended September 30, 2018.

The Company incurred $6.0 of tax withholding costs in the twelve months ended September 30, 2018, related to the cash movement to fund the Battery Acquisition, which were recorded in Income tax provision.

(6) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income.

On May 29, 2019, the Company entered into a definitive agreement with VARTA AG to sell the Divestment Business for €180.0, subject to approval by the European Commission and certain purchase price adjustments. Pursuant to the terms of the Battery Acquisition agreement, Spectrum will be contributing an additional $200.0 to Energizer in connection with the divestiture. The total proceeds anticipated prior to contractual purchase price adjustments with VARTA AG is approximately $400. The Company estimates the contractual adjustments could be up to $100. The divestment is expected to occur timely upon the European Commission approval, and the Company anticipates recording a loss at the time of divestment, which would include the impact of any contractual adjustments.

The following table summarizes the assets and liabilities of the Divestment Business classified as held for sale as of September 30, 2019. As the Company did not own the business as of September 30, 2018, there are no Divestment Business assets or liabilities as of that period:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

September 30, 2019
Assets
Trade receivables	$50.9
Inventories	59.8
Other current assets	41.5
Property, plant and equipment, net	78.8
Goodwill	50.5
Other intangible assets, net	489.0
Other assets	21.2
Assets held for sale	$791.7

Liabilities
Current portion of capital leases	$5.3
Accounts payable	45.9
Notes payable	0.6
Other current liabilities	99.8
Long-term debt	23.5
Deferred tax liability	169.9
Other liabilities (1)	57.9
Liabilities held for sale	$402.9
(1) Included in other liabilities is a pension liability of $42.4 related to the Divestment Business.

The following table summarizes the components of Loss from discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2019. As the Company acquired the business on January 2, 2019, there is no activity on the Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2018 or 2017:

For the Year Ended
September 30, 2019
Net sales	$235.1
Cost of products sold	180.4
Gross profit	54.7
Selling, general and administrative expense	56.8
Advertising and sales promotion expense	0.8
Research and development expense	0.8
Interest expense	15.8
Other items, net	(9.9)
Loss before income taxes from discontinued operations	(9.6)
Income tax provision	4.0
Net loss from discontinued operations	$(13.6)

Included in the loss from discontinued operations are the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $13.8 and allocated pre-tax interest expense of $14.9.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(7) Restructuring

In the fourth fiscal quarter of 2019, Energizer's Board of Directors approved restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be completed by December 31, 2021.

The pre-tax expense for charges related to the restructuring plans for the twelve months ended September 30, 2019 are noted in the table below and were reflected in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income:

Twelve Months Ended September 30, 2019
Severance and related benefit costs	$9.8
Accelerated depreciation	2.3
Total	$12.1

The restructuring costs noted above for fiscal year 2019, were incurred within the Americas and International segments in the amount of $6.0 and $6.1, respectively. At September 30, 2019 the remaining restructuring reserve within Other current liabilities was $9.8 for severance and related benefit costs noted above. We expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of up to $40 through the end of calendar 2021.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our reporting units in the fourth quarter of fiscal 2019. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2019.

The following table represents the change in the carrying amount of goodwill at September 30, 2019 and 2018:

	Americas	International	Total
Balance at September 30, 2017	$213.8	$16.2	$230.0
Nu Finish acquisition	14.7	—	14.7
Cumulative translation adjustment	(0.1)	(0.4)	(0.5)
Balance at September 30, 2018	$228.4	$15.8	$244.2
Battery acquisition	369.4	125.7	495.1
Auto Care acquisition	263.5	6.6	270.1
Cumulative translation adjustment	0.3	(4.9)	(4.6)
Balance at September 30, 2019	$861.6	$143.2	$1,004.8

The Company had indefinite-lived intangible assets of $1,363.8 at September 30, 2019 and $76.9 at September 30, 2018. The increase was due to the Battery Acquisition of $587.0 and the Auto Care Acquisition of $701.6, offset by the change in foreign currency of $1.7. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery, auto care and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total intangible assets at September 30, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(9.9)	$49.8
Customer Relationships	394.2	(34.3)	359.9
Patents	34.5	(8.2)	26.3
Proprietary technology	172.5	(15.7)	156.8
Proprietary formulas	2.4	(0.3)	2.1
Non-Compete	0.5	(0.3)	0.2
Total amortizable intangible assets	$663.8	$(68.7)	$595.1
Trademarks and trade names - indefinite lived	1,363.8	—	1,363.8
Total Other intangible assets, net	$2,027.6	$(68.7)	$1,958.9

Total intangible assets at September 30, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$44.3	$(6.1)	$38.2
Customer Relationships	99.6	(13.4)	86.2
Patents	34.5	(5.7)	28.8
Proprietary formulas	2.4	(0.1)	2.3
Non-compete	0.5	(0.2)	0.3
Total amortizable intangible assets	$181.3	$(25.5)	$155.8
Trademarks and trade names - indefinite lived	76.9	—	76.9
Total Other intangible assets, net	$258.2	$(25.5)	$232.7

Amortizable intangible assets, with a weighted average remaining life of 10.3 years, are amortized on a straight-line basis over expected lives of 4 to 15 years. Amortization expense for intangible assets totaled $43.2, $11.5, and $11.2 for the twelve months ended September 30, 2019, 2018 and 2017, respectively. Estimated amortization expense for amortizable intangible assets at September 30, 2019 is: $55.3 in 2019, $55.2 in 2020, $55.2 in 2021, $51.8 in 2022, and $50.7 in 2023, and $326.9 thereafter.

(9) Income Taxes

On December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the Tax Act) was enacted into law. The Tax Act provides for numerous significant tax law changes and modifications with varying effective dates, which include reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system (with a mandatory transition tax on previously deferred foreign earnings) and allowing for immediate capital expensing of certain qualified property. In response to the Tax Act, the Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts (SAB 118).

As a result of the reduction of the Federal corporate income tax rate, we have remeasured certain deferred tax assets and liabilities at the rate which they are expected to reverse in the future. The Company has finalized the remeasurement and did not have any adjustments to the $3.0 recorded in fiscal 2018.

The mandatory transition tax is based on our total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes as well as the amount of non-U.S. income tax paid on such earnings. We have completed our accounting for the income tax effect of the mandatory transition tax and recorded a benefit of $0.4 in fiscal 2019 and expense of $36.0 in fiscal 2018, for a total impact of $35.6. The Company has elected to pay its transition tax over the eight year period provided in the Tax Act.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The Tax Act also contains new provisions related to Global Intangible Low Taxed Income (GILTI). The Company has completed its analysis of the GILTI tax rules and have made the accounting policy to treat the taxes due from GILTI as a period expense when incurred.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2019, approximately $860 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $180, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2019	2018	2017
Current:
United States - Federal	$1.2	$42.5	$39.4
State	3.0	0.1	4.2
Foreign	37.5	37.3	32.6
Total current	$41.7	$79.9	$76.2
Deferred:
United States - Federal	(22.1)	4.5	(7.4)
State	(4.1)	(0.5)	(0.2)
Foreign	(7.1)	(2.2)	3.2
Total deferred	$(33.3)	$1.8	$(4.4)
Provision for income taxes	$8.4	$81.7	$71.8

The source of pre-tax earnings was:

	For the Years Ended September 30,
	2019	2018	2017
United States	$(139.9)	$8.7	$96.4
Foreign	213.0	166.5	176.9
Pre-tax earnings	$73.1	$175.2	$273.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2019		2018		2017
Computed tax at federal statutory rate	$15.3	21.0%	$42.9	24.5%	$95.7	35.0%
State income taxes, net of federal tax benefit	(2.3)	(3.2)	0.3	0.2	2.8	1.0
Foreign tax less than the federal rate	(9.0)	(12.3)	0.7	0.4	(23.0)	(8.4)
Other taxes including repatriation of foreign earnings and GILTI	2.2	3.0	2.1	1.2	2.2	0.8
Foreign tax incentives	(5.3)	(7.3)	(6.3)	(3.6)	(3.5)	(1.3)
Impact of the Tax Act	(0.4)	(0.5)	39.0	22.3	—	—
Nondeductible transaction expenses	4.8	6.6	—	—	—	—
Other, net	3.1	4.2	3.0	1.6	(2.4)	(0.8)
Total	$8.4	11.5%	$81.7	46.6%	$71.8	26.3%

The Company has been granted two foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions. One incentive is set to expire in December 2019 and the second expires in March 2023.

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2019	2018
Deferred tax assets:
Accrued liabilities	$32.4	$40.9
Deferred and stock-related compensation	14.0	16.9
Tax loss carryforwards and tax credits	29.6	13.4
Intangible assets	3.3	0.6
Pension plans	22.1	12.2
Inventory differences and other tax assets	6.6	2.1
Interest expense limited under Sec 163j	34.8	—
Gross deferred tax assets	142.8	86.1
Deferred tax liabilities:
Depreciation and property differences	(26.7)	(16.2)
Intangible assets	(249.1)	(38.1)
Other tax liabilities	(2.9)	(2.2)
Gross deferred tax liabilities	(278.7)	(56.5)
Valuation allowance	(11.9)	(12.0)
Net deferred tax (liabilities)/assets	$(147.8)	$17.6

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $6.8 between fiscal years 2020 and 2023 at September 30, 2019. In addition, there are $18.2 of tax loss carryforwards and credits with no expiration at September 30, 2019. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2019	2018	2017
Unrecognized tax benefits, beginning of year	$10.9	$9.5	$9.4
Additions based on prior year tax positions and acquisitions	2.7	1.4	1.3
Reductions for prior year tax positions	—	—	—
Settlements with taxing authorities/statute expirations	(0.8)	—	(1.2)
Unrecognized tax benefits, end of year	$12.8	$10.9	$9.5

Included in the unrecognized tax benefits noted above are $12.8 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $4.9 of interest (net of the deferred tax asset of $0.7) and penalties of $3.9 at September 30, 2019, $3.2 of interest (net of the deferred tax asset of $0.4) and penalties of $3.8 at September 30, 2018, and $1.8 of interest (net of the deferred tax asset of $0.3) and penalties of $2.3 at September 30, 2017. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 60 foreign jurisdictions where Energizer has operations. U.S. federal, state and local income tax returns for tax years ended September 30, 2015 and after remain subject to examination by the Internal Revenue Service. There are open examinations in the U.S. and at some of the foreign entities and the status of income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

The Company is contractually indemnified by Spectrum for any tax liability of the Acquired Battery and Auto Care Businesses arising from tax years prior to the acquisitions. The Company is also contractually obligated to pay Spectrum any tax benefit it receives in a tax year after the acquisitions as a result of an indemnification payment made by Spectrum. An indemnification asset and liability, where necessary, has been recorded to reflect this arrangement.

(10) Earnings per share

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2019, 2018 and 2017:

	For the Years Ended September 30,
(in millions, except per share data)	2019	2018	2017
Basic earnings per share
Net earnings from continuing operations	$64.7	$93.5	$201.5
Mandatory preferred stock dividends	(12.0)	—	—
Net earnings from continuing operations attributable to common shareholders	52.7	93.5	201.5
Net loss from discontinued operations, net of tax	(13.6)	—	—
Net earnings attributable to common shareholders	$39.1	$93.5	$201.5

Weighted average common shares outstanding - basic	66.4	59.8	61.7

Basic net earnings per common share from continuing operations	$0.79	$1.56	$3.27
Basic net loss per common share from discontinued operations	(0.20)	—	—
Basic net earnings per common share	$0.59	$1.56	$3.27

Diluted earnings per share
Net earnings attributable to common shareholders	$39.1	$93.5	$201.5

Weighted average common shares outstanding - basic	66.4	59.8	61.7
Effect of dilutive restricted stock equivalents	0.3	0.5	0.5
Effect of dilutive performance shares	0.4	0.9	0.4
Effect of stock based deferred compensation plan	0.2	0.2	—
Weighted average common shares outstanding - diluted	67.3	61.4	62.6

Diluted earnings per common share from continuing operations	$0.78	$1.52	$3.22
Diluted loss per common share from discontinued operations	(0.20)	—	—
Diluted net earnings per common share	$0.58	$1.52	$3.22

For the year ended September 30, 2019, 0.2 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculations. For the years ended September 30, 2018 and 2017, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock equivalents of 0.9, 0.5, and 0.5 were excluded for the years ended September 30, 2019, 2018, and 2017, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

During the prior fiscal year, a portion of the Company's unfunded deferred compensation plan was modified to be paid out in shares rather than cash payment. As a result of the modification, $12.0 is now included as an equity compensation plan. This modification resulted in approximately 200,000 additional dilutive shares for the twelve months ended September 30, 2018.
(11) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2019 and 2018, the Company had 72,386,840 and 62,420,421 common stock issued, respectively. As of September 30, 2019 and 2018, the Company had approximately 1.9 million shares reserved for issuance under the Equity Incentive Plan and approximately 200,000 shares reserved for issuance under the deferred compensation plan. There were 2,156,250 preferred shares issued and outstanding as of September 30, 2019, and no preferred stock issued or outstanding as of September 30, 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 1,036,000 shares for $45.0, at an average price of $43.46 per share, 1,439,211 shares for $70.0, at an average price of $48.66 per share, and 1,389,027 shares for $58.7, at an average price of $42.23 per share, during the twelve months ended September 30, 2019, 2018 and 2017. At September 30, 2016, the Company had a current liability of $0.8 for a portion of these repurchases with the cash payment occurring in the first three days of fiscal 2017. The Company has approximately 2.8 million shares still authorized under this authorization.

Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2019, total dividends declared to shareholders were $82.4, of which $83.0 was paid. The dividends paid included amounts on restricted shares that vested in the period. For the twelve months ended September 30, 2018, total dividends declared to shareholders were $72.1, of which $70.0 was paid. For the twelve months ended September 30, 2017, total dividends declared to shareholders were $69.3 of which $69.1 was paid. The unpaid dividends were associated with unvested restricted shares and were recorded in Other liabilities.

Subsequent to the fiscal year end, on November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019.

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

During the twelve months ended September 30, 2019, cash dividends declared on MCPS were $12.0, of which $8.0 was paid and $4.0 was accrued in Other current liabilities. The dividend was paid subsequent to year end on October 15, 2019.

Subsequent to the end of the fiscal year, on November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on January 15, 2020, to all shareholders of record as of the close of business January 1, 2020.

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

(12) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded, and will remain in effect until June 30, 2025. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. The Plan also allowed for the conversion of Edgewell restricted stock equivalents held by Energizer employees and Board of Directors outstanding immediately prior to Spin-off, to be converted to Energizer restricted stock equivalents (RSE) upon completion of the Spin-Off. At September 30, 2019, there were 1.0 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $27.1, $28.2 and $24.3 for the years ended September 30, 2019, 2018 and 2017, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $5.8, $7.8 and $10.2 for the years ended September 30, 2019, 2018 and 2017, respectively.

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

In November 2018, the Company granted RSE awards to a group of key employees which included approximately 73,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 55,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 190,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 380,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $60.25.

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2018	1.9	$41.24
Granted	0.5	$58.93
Vested	(0.5)	$37.50
Canceled	(0.1)	$46.24
Nonvested RSE at September 30, 2019	1.8	$47.70

As of September 30, 2019, there was an estimated $22.9 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.1 years. The weighted average estimated fair value for RSE awards granted in fiscal 2019 was $21.1. The estimated fair value of RSE awards that vested in fiscal 2019 was $26.6.

Subsequent to year-end, in November 2019, the Company granted RSE awards to a group of key employees of approximately 134,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 76,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 295,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 590,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $43.10.

(13) Pension Plans

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During fiscal year 2019, the Company completed the termination procedures with the Trustees of its Ireland pension plan. The Company has no remaining obligations or risks related to this pension plan. This resulted in a plan settlement to the projected benefit obligation of $8.6 and plan assets of $11.4 and a settlement loss of $3.7 recorded to Other items, net on the Consolidated Statement of Earnings and Comprehensive Income.

During fiscal year 2018, the Company received approval from the Financial Services Commission of Ontario to terminate its Canadian pension plan. The Company purchased annuity contracts for its participants and transferred the liability to an insurance provider. This resulted in a plan settlement to the projected benefit obligation and plan assets of $36.9 and a settlement loss of $14.1 recorded to Other items, net on the Consolidated Statement of Earnings and Comprehensive Income.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented in the following tables.

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2019	2018	2019	2018
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$494.5	$525.9	$142.6	$203.5
Service cost	—	—	0.5	0.6
Interest cost	20.4	18.7	2.9	3.9
Actuarial loss/(gain)	52.2	(12.9)	22.2	(13.8)
Benefits paid	(35.8)	(36.8)	(5.3)	(6.4)
Plan settlements	—	(0.4)	(10.7)	(41.1)
Foreign currency exchange rate changes	—	—	(6.4)	(4.1)
Projected Benefit Obligation at end of year	$531.3	$494.5	$145.8	$142.6
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$456.0	$477.2	$131.6	$173.8
Actual return on plan assets	40.8	13.2	12.6	1.6
Company contributions	2.5	2.8	3.3	7.8
Plan settlements	—	(0.4)	(13.5)	(41.1)
Benefits paid	(35.8)	(36.8)	(5.3)	(6.4)
Foreign currency exchange rate changes	—	—	(5.9)	(4.1)
Estimated fair value of plan assets at end of year	$463.5	$456.0	$122.8	$131.6
Funded status at end of year	$(67.8)	$(38.5)	$(23.0)	$(11.0)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2019	2018	2019	2018
Noncurrent assets	$—	$—	$12.1	$17.1
Current liabilities	(2.4)	(2.5)	(0.6)	(0.6)
Noncurrent liabilities	(65.4)	(36.0)	(34.5)	(27.5)
Net amount recognized	$(67.8)	$(38.5)	$(23.0)	$(11.0)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(182.7)	$(149.2)	$(40.9)	$(29.9)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2019 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net loss arising during the year	$(37.5)	$(14.5)
Effect of exchange rates	—	1.3
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net gain	4.0	2.2
Total loss recognized in other comprehensive loss	$(33.5)	$(11.0)

Energizer expects to contribute $2.4 to its U.S. plans and $3.3 to its International plans in fiscal 2020.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2020	$37.6	$4.8
2021	37.2	4.9
2022	36.4	5.0
2023	36.4	4.8
2024	36.1	5.0
2025 to 2029	162.0	25.8

The accumulated benefit obligation for the US plans was $531.3 and $494.5 and for the foreign plans was $143.7 and $141.2 at September 30, 2019 and 2018, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2019	2018	2019	2018
Projected benefit obligation	$531.3	$494.5	$73.5	$66.3
Accumulated benefit obligation	531.3	494.5	71.4	64.9
Estimated fair value of plan assets	463.5	456.0	38.5	38.2

Pension plan assets in the U.S. plan represent approximately 79% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 40%, and (b) debt

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

securities, including U.S. bonds: 60%. Actual allocations at September 30, 2019 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2019. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$0.5	$0.6	$1.4
Interest cost	20.4	18.7	18.3	2.9	3.9	3.4
Expected return on plan assets	(26.2)	(30.1)	(34.3)	(4.9)	(6.3)	(8.0)
Recognized net actuarial loss	4.1	4.4	4.8	0.9	2.0	3.4
Settlement loss on Canadian pension plan termination	—	—	—	—	14.1	—
Settlement loss on Ireland pension plan termination	—	—	—	3.7	—	—
Settlement loss recognized on other pension plans	—	0.1	0.5	0.4	1.0	0.2
Net periodic (benefit)/expense	$(1.7)	$(6.9)	$(10.7)	$3.5	$15.3	$0.4

The service cost component of the net periodic (benefit)/expense above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2020 are net actuarial losses of $6.5 for the U.S. Plan and $1.4 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2019	2018	2017	2019	2018	2017
Plan obligations:
Discount rate	3.1%	4.3%	3.7%	1.6%	2.1%	2.1%
Compensation increase rate	—	—	—	2.1%	2.1%	2.4%
Net periodic benefit cost:
Discount rate	4.3%	3.7%	3.4%	2.1%	2.1%	1.7%
Expected long-term rate of return on plan assets	5.9%	6.6%	7.5%	3.8%	3.8%	5.1%
Compensation increase rate	—	—	—	2.1%	2.4%	3.2%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2019 and 2018 segregated by level within the estimated fair value hierarchy. Refer to Note 16, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2019
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$66.0	$—	$66.0	$—	$—	$—
International Equity	3.1	—	3.1	—	8.7	8.7
DEBT
U.S. Government	—	276.2	276.2	—	—	—
Other Government	—	1.8	1.8	—	9.0	9.0
Corporate	—	—	—	—	30.2	30.2
CASH & CASH EQUIVALENTS	—	—	—	—	2.5	2.5
OTHER	—	6.8	6.8	—	5.8	5.8
Assets Measured at Net Asset Value
U.S. Equity			64.6			—
International Equity			45.0			28.9
Corporate			—			37.7
TOTAL	$69.1	$284.8	$463.5	$—	$56.2	$122.8

	At September 30, 2018
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$67.7	$—	$67.7	$—	$1.6	$1.6
International Equity	3.1	—	3.1	—	5.9	5.9
DEBT
U.S. Government	—	270.3	270.3	—	—	—
Other Government	—	—	—	—	7.5	7.5
Corporate	—	—	—	—	13.6	13.6
CASH & CASH EQUIVALENTS	—	—	—	—	6.0	6.0
OTHER	—	2.9	2.9	—	5.9	5.9
Assets measured at Net Asset Value
U.S. Equity			65.5			—
International Equity			46.5			41.8
Other Government			—			39.4
Corporate			—			9.9
TOTAL	$70.8	$273.2	$456.0	$—	$40.5	$131.6

There were no Level 3 pension assets at September 30, 2019 and 2018.

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

(14) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2019, 2018 and 2017 were $7.8, $5.7, and $5.5, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income. With the Battery and Auto Care Acquisitions on January 2, 2019 and January 28, 2019, respectively, the Company added approximately 900 colleagues to the Plan which drove the increase in the contributions in fiscal 2019. Contributions to the remaining global plans are not significant in the aggregate.

(15) Debt

The detail of long-term debt was as follows:

	September 30,
	2019	2018
Senior Secured Term Loan A Facility due 2021	$77.5	$—
Senior Secured Term Loan B Facility due 2025	982.5	—
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	500.0	—
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	708.4	—
7.750% Senior Notes due 2027	600.0	—
Senior Secured Term Loan B Facility due 2022	—	388.0
Capital lease obligations	46.9	—
Total gross long-term debt, including current maturities	$3,515.3	$988.0
Less current portion	(1.6)	(4.0)
Less unamortized debt discount and debt issuance fees	(52.1)	(7.9)
Total long-term debt	$3,461.6	$976.1

6.375% Senior Notes due 2026	$—	$500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	—	754.2
Total gross long-term debt held in escrow	$—	$1,254.2
Less unamortized debt issuance fees	—	(23.5)
Total long-term debt held in escrow	$—	$1,230.7

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the twelve months ended September 30, 2019, the Company paid down $122.5 of the Term Loan A facility and $17.5 on the Term Loan B facilities. As of September 30, 2019, the Company had $25.0 of outstanding borrowings under the Revolving Facility and had $4.8 of outstanding letters of credit. Taking into account outstanding letters of credit, $370.2 remained available as of September 30, 2019. As of September 30, 2019 and September 30, 2018, our weighted average interest rate on short-term borrowings was 3.8% and 4.3%, respectively.

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

Debt issuance fees paid related to the new bonds and the new credit agreement, including the 2018 Revolving Credit Facility, were $40.1 during the twelve months ended September 30, 2019.

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

On January 2, 2019, the proceeds of the 2018 Term Loans and the 2026 Notes were released from escrow and utilized to fund the Battery Acquisition, repay borrowings under the Term Loan due in 2022 and amounts drawn on the 2015 Revolving Facility, and pay acquisition related costs, including debt issuance costs.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $300.0 at September 30, 2019.

Notes Payable - The notes payable balance was $31.9 at September 30, 2019 and $247.3 at September 30, 2018. The 2019 balance is comprised of $25.0 outstanding borrowings on the 2018 Revolving Facility as well as $6.9 of other borrowings, including those from foreign affiliates. The 2018 balance consists of $240.0 outstanding borrowings on the 2015 Revolving Facility as well as $7.3 of other borrowings, including those from foreign affiliates. On January 2, 2019, the outstanding borrowings on the 2015 Revolving Facility were paid with the proceeds from the 2018 Term Loans and 2026 Notes.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2019, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Debt Maturities - Aggregate maturities of long-term debt, including capital leases acquired with the Battery and Auto Care Acquisitions, at September 30, 2019 were as follows:

	Long-term debt	Capital leases
2020	$—	$9.5
2021	12.5	9.4
2022	85.0	9.4
2023	10.0	8.1
2024	10.0	7.7
Thereafter	3,350.9	74.3
Total long-term debt payments due	$3,468.4	$118.4

Less: Interest on capital leases		$(71.5)
Present value of capital lease payments (1)		$46.9
(1) Includes capital lease obligation of $1.6 recorded in Current portion of capital leases and $45.3 in Long-term debt on the
Consolidated Balance Sheet.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 13.8%, 11.5%, and 12.1% of total net sales in fiscal 2019, 2018 and 2017, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2019 and 2018, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk – The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,060.0 under the 2018 Term Loans and $25.0 of outstanding borrowings on the Revolving Facility. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $300.0 at September 30, 2019.

These hedging instruments were considered cash flow hedges for accounting purposes. At September 30, 2019 and 2018, Energizer recorded an unrecognized pre-tax loss of $4.7 and a gain of $7.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2019 and 2018, Energizer had an unrealized pre-tax gain of $4.5 and $4.3, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2019 levels, over the next twelve months, $4.5 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021. There were 64 open foreign currency contracts at September 30, 2019, with a total notional value of $145.

The Company began a hedging program on zinc purchases in March 2019. The contracts were determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2021. There were 8 open contracts at September 30, 2019, with a total notional value of approximately $23. The pre-tax loss recognized on the zinc contracts was $1.0 at September 30, 2019, and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. There were no open contracts at September 30, 2018.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 10 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2019, with a total notional value of approximately $206. Included in these contracts at September 30, 2019 is a contract hedging the expected Euro proceeds from the anticipated Varta Divestiture

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2019 and 2018, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2019 and 2018, respectively:

	At September 30, 2019	For the Year Ended September 30, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.5	$8.6	$8.4
Interest rate swaps (2017 and 2018)	(4.7)	(11.8)	0.3
Zinc contracts	(1.0)	(1.0)	—
Total	$(1.2)	$(4.2)	$8.7

	At September 30, 2018	For the Year Ended September 30, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.3	$6.3	$(3.8)
Interest rate swap (2017 and 2018)	7.7	8.4	(0.9)
Total	$12.0	$14.7	$(4.7)

(1) All derivative assets are presented in Other current assets or Other assets and derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) OCI is defined as other comprehensive income.
(3) Gain/(loss) reclassified to Income was recorded as follows: Foreign currency contracts in Cost of products sold in fiscal 2019 and Other items, net in fiscal 2018, interest rate contracts in Interest expense and commodity contracts in Cost of products sold.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2019 and 2018, and the gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2019 and 2018, respectively.

	At September 30, 2019	For the Year Ended September 30, 2019
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in Income (2) (3)
Foreign currency contracts	4.3	5.3

	At September 30, 2018	For the Year Ended September 30, 2018
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)(4)
Foreign currency contracts	(0.1)	9.3
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Gain recognized in Income was recorded in Other items, net.
(3) Includes the gain of $4.6 related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture.
(4) Includes the gain of $9.4 on acquisition foreign currency contracts, which were entered into in June 2018, to lock in the USD value of future Euro Notes related to the Battery Acquisition. These contracts were terminated when the funds from the Euro Notes offering were placed into escrow on July 6, 2018.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$9.4	$(0.4)	$9.0	$4.7	$(0.2)	$4.5

Offsetting of derivative liabilities
		At September 30, 2019			At September 30, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.4)	$0.2	$(0.2)	$(0.3)	$—	$(0.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2019 and 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2019	2018
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(28.1)	$(29.0)
Exit lease liability	(0.1)	(0.6)
Derivatives - Foreign Currency contracts	4.5	4.3
Derivatives - Foreign Currency contracts (non-hedge)	4.3	(0.1)
Derivatives - 2017 and 2018 Interest Rate Swaps	(4.7)	7.7
Derivatives - Zinc contracts	(1.0)	$—
Net Liabilities at estimated fair value	$(25.1)	$(17.7)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2019 and 2018.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2019, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2019 and 2018, the fair market value of fixed rate long-term debt was $2,474.7 and $599.2, respectively, compared to its carrying value of $2,408.4 and $600.0, respectively. There was no fixed rate long term debt held in escrow at September 30, 2019. The fair market value of the fixed rate long term debt held in escrow at September 30, 2018 was $1,274.4 compared to its carrying value of $1,254.2. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

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

Accrued environmental costs at September 30, 2019 were $8.2, of which $2.0 is expected to be spent during fiscal 2020. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

(18) Other Commitments and Contingencies

Total rental expense less sublease rental income for all operating leases     was $15.3, $13.0 and $13.8 in fiscal 2019, 2018 and 2017, respectively. Future minimum rental commitments under non-cancellable operating leases directly held by Energizer and in effect as of September 30, 2019, were $16.8 in fiscal 2020, $10.3 in fiscal 2021, $6.6 in fiscal 2022, $5.8 in fiscal 2023, $5.4 in fiscal 2024 and $38.9 thereafter.

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2019, the Company had approximately $16 of purchase obligations.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2016	$(99.4)	$(159.9)	$—	$(0.7)	$(6.1)	$(266.1)
OCI before reclassifications	6.3	14.3	—	(3.4)	2.8	20.0
Reclassifications to earnings	—	6.2	—	(0.4)	1.5	7.3
Balance at September 30, 2017	$(93.1)	$(139.4)	$—	$(4.5)	$(1.8)	$(238.8)
OCI before reclassifications	(20.5)	6.7	—	4.8	6.5	(2.5)
Reclassifications to earnings	—	16.2	—	3.0	0.7	19.9
Reclassifications to retained earnings	—	(19.9)	—	—	(0.5)	(20.4)
Balance at September 30, 2018	$(113.6)	$(136.4)	$—	$3.3	$4.9	$(241.8)
OCI before reclassifications	9.0	(29.5)	(0.7)	6.3	(9.0)	(23.9)
Reclassifications to earnings	—	(7.4)	—	(6.5)	(0.2)	(14.1)
Activity related to discontinued operations	(19.4)		0.9	—	—	(18.5)
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)

The following table presents the reclassifications out of AOCI:

	For the Twelve Months Ended September 30, 2019
Amount Reclassified from AOCI (1)	2019	2018	2017	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$8.4	$(3.8)	$0.4	(2)
Interest rate swaps	0.3	(0.9)	(2.4)	Interest expense
	8.7	(4.7)	(2.0)	Total before tax
	(2.0)	1.0	0.9	Tax (expense)/benefit
	$6.7	$(3.7)	$(1.1)	Net of tax
Amortization of defined benefit pension items
Actuarial losses	$5.0	$(6.4)	$(8.2)	(2)
Settlement loss on Canadian pension plan termination	—	(14.1)	—	(2)
Settlement loss on Ireland pension plan termination	3.7	—	—	(2)
Settlement losses on other plans	0.4	(1.1)	(0.7)	(2)
	9.1	(21.6)	(8.9)	Total before tax
	(1.7)	5.4	2.7	Tax (expense)/benefit
	$7.4	$(16.2)	$(6.2)	Net of tax
Total reclassifications for the period	$14.1	$(19.9)	$(7.3)	Net of tax
Amounts in parentheses indicate debits to Consolidated Statements of Earnings.
(1) The Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in fiscal 2019 as discussed in Note 2, Summary of Significant Accounting Policies. The fiscal 2019 impact is recorded in Cost of products sold and fiscal 2018 and 2017 is recorded in Other items, net.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 13, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2019	2018	2017
Interest income	$(7.7)	$(1.4)	$(2.0)
Interest income on restricted cash (1)	(5.8)	(5.2)	—
Foreign currency exchange loss	5.2	8.1	4.7
Pension benefit other than service costs (2)	(2.3)	(6.3)	(11.7)
Settlement loss on pension plan terminations (2)	3.7	14.1	—
Acquisition foreign currency gains (1)	(13.6)	(15.2)	—
Settlement of acquired business hedging contracts (1)	1.5	—	—
Loss on sale of promotional business	—	—	3.3
Transition services agreement income (1)	(1.4)	—	—
Other	6.1	(0.7)	0.7
Total Other items, net	$(14.3)	$(6.6)	$(5.0)
(1) See Note 5, Acquisitions, for additional information on these items.
(2) See Note 13, Pension Plans, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2019	2018
Raw materials and supplies	$70.5	$40.0
Work in process	103.7	86.5
Finished products	295.1	196.6
Total inventories	$469.3	$323.1
Other Current Assets
Miscellaneous receivables	$16.5	$9.9
Due from Spectrum	7.6	—
Prepaid expenses	71.3	52.2
Value added tax collectible from customers	23.1	20.8
Other	58.6	12.6
Total other current assets	$177.1	$95.5
Property, plant and equipment
Land	$9.6	$4.5
Buildings	119.9	110.8
Machinery and equipment	823.0	696.2
Capital leases	50.4	—
Construction in progress	25.8	12.1
Total gross property	1,028.7	823.6
Accumulated depreciation	(666.7)	(656.9)
Total property, plant and equipment, net	$362.0	$166.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2019	2018
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$11.8	$16.5
Accrued trade promotions	53.1	39.4
Accrued salaries, vacations and incentive compensation	59.2	48.8
Accrued interest expense	37.4	27.1
Due to Spectrum	2.6	—
Accrued acquisition and integration costs	7.9	—
Restructuring reserve	9.8	—
Income taxes payable	23.4	23.4
Other	128.4	115.8
Total other current liabilities	$333.6	$271.0
Other Liabilities
Pensions and other retirement benefits	$109.0	$70.2
Deferred compensation	28.1	29.0
Mandatory transition tax	16.7	33.1
Other non-current liabilities	50.8	44.7
Total other liabilities	$204.6	$177.0

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2019	2018	2017
Balance at beginning of year	$4.0	$5.8	$6.9
Provision charged to expense, net of reversals	1.5	(0.8)	(0.7)
Write-offs, less recoveries, translation, other	(1.7)	(1.0)	(0.4)
Balance at end of year	$3.8	$4.0	$5.8

	For the Years Ended September 30,
Income Tax Valuation Allowance	2019	2018	2017
Balance at beginning of year	$12.0	$19.3	$19.7
Provision charged to expense, net of reversals	0.7	(7.3)	1.3
Reversal of provision charged to expense	(0.4)	—	—
Translation, other	(0.4)	—	(1.7)
Balance at end of year	$11.9	$12.0	$19.3

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2019	2018	2017
Interest paid	$170.3	$54.3	$51.0
Income taxes paid, net	43.3	46.2	40.2
(21) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. As of September 30, 2019, Spectrum owns 7.7% of the Company's outstanding common shares. Refer to Note 11 Shareholders' Equity for additional discussion on the common shares issued to Spectrum.

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

During the twelve months ended September 30, 2019, the Company paid $0.2 to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the twelve months ended September 30, 2019, the Company incurred expense of $15.3 in SG&A and $1.0 in Cost of products sold. The Company also recorded income of $1.4 in Other items, net related to the reverse transaction services agreements provided for the twelve month period. Related to these agreements, the Company has a payable of $2.6 in Other current liabilities and a receivable of $7.6 in Other current assets to Spectrum as of September 30, 2019.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $9.8 for the twelve months ended September 30, 2019 and $0.1 in Accounts payable at September 30, 2019 related to these purchases.

In discontinued operations, the Company recorded income of $11.8 for reverse TSA, and recorded expense of $1.3 for the twelve months ended September 30, 2019. In addition, there was a payable due to Spectrum of $22.5 recorded in Liabilities held for sale and a receivable from Spectrum of $8.9 recorded in Assets held for sale at September 30, 2019.

(22) Segments

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Net Sales	2019	2018	2017
Americas	$1,734.8	$1,135.6	$1,111.8
International	759.7	662.1	643.9
Total net sales	$2,494.5	$1,797.7	$1,755.7
Segment Profit
Americas	456.6	326.1	310.0
International	174.9	149.6	143.0
Total segment profit	$631.5	$475.7	$453.0
General corporate and other expenses (1)	(111.5)	(97.3)	(92.5)
Global marketing expenses (2)	(18.2)	(19.0)	(21.5)
Research and development expense (3)	(31.7)	(22.4)	(22.0)
Amortization of intangible assets	(43.2)	(11.5)	(11.2)
Acquisition and integration costs (4)	(188.4)	(84.6)	(8.4)
Spin restructuring	—	—	3.8
Settlement loss on pension plan termination (5)	(3.7)	(14.1)	—
Gain on sale of real estate	—	4.6	16.9
Interest expense (6)	(160.4)	(56.5)	(53.1)
Other items, net (7)	(1.3)	0.3	8.3
Total earnings before income taxes	$73.1	$175.2	$273.3
(1) Of this amount, $2.3 was recorded in Cost of products sold and the remainder was recorded in SG&A in the Consolidated Statement of Earnings and Comprehensive Income.
(2) The twelve months ended September 30, 2019 includes $6.3 recorded in SG&A and $11.9 recorded in A&P. The twelve months ended September 30, 2018 includes $4.9 recorded in SG&A and $14.1 recorded in A&P. The twelve months ended September 30, 2017 includes $8.4 recorded in SG&A and $13.1 recorded in A&P.
(3) R&D expense for the twelve months ended September 30, 2019 on the Consolidated Statement of Earnings and Comprehensive Income includes $1.1 which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2019	2018	2017
Inventory step up (COGS)	$36.2	$0.2	$—
Cost of products sold	22.5	—	1.1
SG&A	82.3	62.9	4.0
Research and development	1.1	—	—
Interest expense	65.6	41.9	—
Other items, net	(19.3)	(20.4)	3.3
Total Acquisition and Integration Costs	$188.4	$84.6	$8.4

(5) Included in Other items, net in the Consolidated Statements of Earnings and Comprehensive Income.
(6) The amount for the twelve months ended September 30, 2019 and 2018 on the Consolidated Statements of Earnings and Comprehensive Income included $65.6 and $41.9 of expense, respectively, which has been reclassified to Acquisition and integration costs from Interest expense for purposes of the reconciliation above.
(7) The amount for the twelve months ended September 30, 2019, 2018 and 2017 on the Consolidated Statements of Earnings and Comprehensive Income included a gain of $19.3, $20.4 and expense of $3.3, respectively, which has been reclassified to Acquisition and integration costs from Other items, net and the Settlement loss on pension plan terminations for the twelve months ended September 30, 2019 and 2018 of $3.7 and $14.1, respectively, that have been reclassified out of Other items, net for purposes of the above reconciliation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Corporate assets shown in the following table include all financial instruments, pension assets and tax asset balances that are managed outside of operating segments. In addition, the Assets held for sale as of September 30, 2019 and the Restricted cash held at September 30, 2018 for the Battery acquisition are assets utilized outside of the operating segments.

	September 30,
Total Assets	2019	2018
Americas	$991.9	$504.2
International	621.0	851.5
Total segment assets	$1,612.9	$1,355.7
Corporate	81.3	100.1
Restricted cash	—	1,246.2
Assets held for sale	791.7	—
Goodwill and other intangible assets, net	2,963.7	476.8
Total assets	$5,449.6	$3,178.8

	September 30,
Long-Lived Assets	2019	2018
United States	$275.6	$123.0
Singapore	67.3	69.9
United Kingdom	46.7	50.1
Other International	59.5	41.6
Total long-lived assets excluding restricted cash, goodwill and intangibles	$449.1	$284.6

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2019	2018	2017
Americas	$42.7	$16.2	$17.4
International	12.4	8.0	7.8
Total segment capital expenditures	$55.1	$24.2	$25.2
Depreciation and Amortization
Americas	$34.6	$21.2	$23.1
International	15.0	12.4	15.9
Total segment depreciation and amortization	49.6	33.6	39.0
Corporate	43.2	11.5	11.2
Total depreciation and amortization	$92.8	$45.1	$50.2

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2019	2018	2017
United States	$1,435.8	$935.8	$923.0
International	1,058.7	861.9	832.7
Total net sales	$2,494.5	$1,797.7	$1,755.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(23) Quarterly Financial Information - (Unaudited)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Net earnings of the Company are impacted in the first quarter by the additional battery product sales volume associated with the December holiday season. The Battery and Auto Care Acquisition occurred on January 2 and January 28, 2019, respectively, and those results are only included in the quarters post close. Per share data is computed independently for each of the periods presented. As a result, the sum of the amounts for the quarter may not equal the total for the year.

Fiscal 2019	First	Second	Third	Fourth
Net sales	$571.9	$556.4	$647.2	$719.0
Gross profit	275.5	194.2	246.3	287.8
Net earnings/(loss) from continuing operations	70.8	(62.3)	9.2	47.0
Net earnings per common share - continuing operations:
Basic	$1.19	$(0.97)	$0.07	$0.62
Diluted	$1.16	$(0.97)	$0.07	$0.62

Items decreasing/(increasing) net earnings:
Acquisition and integration costs	36.5	95.4	28.0	28.5
Settlement loss on Ireland pension plan termination	—	—	—	3.7
One-time impact of the new U.S. Tax Legislation	1.5	—	(0.8)	(1.1)

Fiscal 2018	First	Second	Third	Fourth
Net sales	$573.3	$374.4	$392.8	$457.2
Gross profit	278.3	168.5	176.1	208.0
Net earnings from continuing operations	60.4	7.8	23.8	1.5
Net earnings per common share - continuing operations:
Basic	$1.00	$0.13	$0.40	$0.03
Diluted	$0.98	$0.13	$0.39	$0.02

Items decreasing/(increasing) net earnings:
Acquisition and integration costs	4.1	14.1	13	30.4
Acquisition withholding tax	—	5.5	0.5	—
Gain on sale of real estate	—	—	(3.5)	—
Settlement loss on Canadian pension plan termination	—	—	—	10.4
One-time impact of the new U.S. Tax Legislation	31	0.2	(0.6)	8.5

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2019.

The Company's management has excluded the Battery Acquisition, including the Divestment Business, and the Auto Care Acquisition from its assessment of internal control over financial reporting as of September 30, 2019, because these entities were acquired by the Company on January 2, 2019 and January 28, 2019, respectively. The assets excluded from our assessment for the Battery Acquisition and the Auto Care Acquisition represent 11.6% and 3.4% of consolidated assets, respectively, as of September 30, 2019. The Battery Acquisition's and Auto Care Acquisition's net sales represent 13.6% and 12.7% of consolidated net sales, respectively, for the year ended September 30, 2019.

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, appearing under the Section captioned “Executive Officers of the Registrant” in Item 4A, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Board of Directors - Information about Nominees" and "Corporate Governance,” is hereby incorporated by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted business practices and standards of conduct that are applicable to all employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company has also adopted a code of conduct applicable to the Board of Directors. The codes have been posted on the Company's website at www.energizerholdings.com under “Investors – Corporate Governance.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

Item 11. Executive Compensation.
The information required by this item, which will be in our Proxy Statement under the captions “Board of Directors – Director Compensation”, “Executive Compensation,” “Corporate Governance - Committee Composition - Committee Interlocks and Insider Participation” and “Human Capital Committee Report,” is hereby incorporated by reference. The information contained in “Executive Compensation - Human Capital Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

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

Item 14. Principal Accounting Fees and Services.
The information required by this item, which will be in our Proxy Statement under the caption “Audit Committee Matters,” is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed with this report:

1.	Financial statements included as part of this document as Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2019, 2018, and 2017.

•	Consolidated Balance Sheets -- at September 30, 2019 and 2018.

•	Consolidated Statements of Cash Flows -- for years ended September 30, 2019, 2018 and 2017.

•	Consolidated Statements of Shareholders’ Equity/(Deficit) -- at September 30, 2019, 2018 and 2017.

•	Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

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

2.1**†
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

2.6**†
Agreement and Plan of Merger, dated as of May 24, 2016, by and among the Company, Energizer Reliance, Inc., Trivest Partners V, L.P., and HandStands Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

2.7**†
Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

2.8**†
Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

2.9**†
Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

2.10**†	Acquisition Agreement, dated May 29, 2019, between the Company and Varta Aktiengesellschaft (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 29, 2019).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Third Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 29, 2018).

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

4.7
Supplemental Indenture dated January 2, 2019, by and among Energizer Holdings, Inc. as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.8
Supplemental Indenture dated January 2, 2019, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.9	Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.10
Indenture, dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.11	Form of 7.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.12
Supplemental Indenture dated January 28, 2019 to the Indenture dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.13
Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and among Energizer Holdings, Inc., as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.14
Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.15
Supplemental Indenture dated January 28, 2019 to the Indenture dated June 1, 2015, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.16*	Description of Securities

10.1***	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2***	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

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

10.18***	Form of Change of Control Employment Agreement with certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.19***	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.20***	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.21***	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.22***	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.23***	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.24***	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.25***	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

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

10.28***
Form of Performance Restricted Stock Equivalent Award Agreement for 2018 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on form 10-K filed November 16, 2018).

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

10.31***
Transitional Retirement Agreement, dated November 11, 2019, between Energizer Brands, LLC and Emily K. Boss (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 12, 2019).

10.32
Credit Agreement, dated as of December 17, 2018, by and among Energizer Holdings, Inc., each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2018).

10.33
Amendment No. 1 to Credit Agreement, dated as of June 10, 2019, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report filed August 7, 2019).

10.34
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interacted Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.
***    Denotes a management contract or compensatory plan or arrangement.

†
These exhibits referenced herewith were filed to provide investors with information regarding their terms. They are not intended to provide any other factual information about the Company, the counterparties or the related businesses contemplated thereby. In particular, the assertions embodied in the representations and warranties in the agreements were made as of a specified date, are modified or qualified by information in a confidential disclosure letter prepared in connection with the execution and delivery of the agreements, may be subject to a contractual standard of materiality different from what might be viewed as material to shareholders, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the agreements are not necessarily characterizations of the actual state of facts about the Company, the counterparty(ies), or the related business contemplated thereby at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Alan R. Hoskins
Alan R. Hoskins
Chief Executive Officer
Date: November 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Alan R. Hoskins
Alan R. Hoskins (principal executive officer)	Chief Executive Officer and Director
/s/ Timothy W. Gorman
Timothy W. Gorman (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ John J. Drabik
John J. Drabik (principal accounting officer)	Senior Vice President, Corporate Controller
/s/ Patrick J. Moore
J. Patrick Moore	Independent Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Director
/s/ Nneka Rimmer
Nneka Rimmer	Director
/s/ Robert V. Vitale
Robert V. Vitale	Director
Date: November 19, 2019