Form 10-Q
period 2019-12-31
ENERGIZER HOLDINGS, INC.
filed 2020-02-05
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 3, 2020: 69,432,763.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Three Months Ended December 31,
	2019	2018
Net sales	$736.8	$571.9
Cost of products sold	435.5	296.4
Gross profit	301.3	275.5
Selling, general and administrative expense	122.1	104.6
Advertising and sales promotion expense	46.8	40.9
Research and development expense	8.9	5.5
Amortization of intangible assets	13.8	3.2
Interest expense	51.0	48.2
Other items, net	—	(16.9)
Earnings before income taxes	58.7	90.0
Income tax provision	12.9	19.2
Net earnings from continuing operations	45.8	70.8
Net earnings from discontinued operations, net of income tax expense of $7.5 for the quarter ended December 31, 2019	0.3	—
Net earnings	46.1	70.8
Mandatory convertible preferred stock dividends	(4.0)	—
Net earnings attributable to common shareholders	$42.1	$70.8

Basic net earnings per common share - continuing operations	$0.60	$1.19
Basic net earnings per common share - discontinued operations	0.01	—
Basic net earnings per common share	$0.61	$1.19

Diluted net earnings per common share - continuing operations	$0.60	$1.16
Diluted net earnings per common share - discontinued operations	—	—
Diluted net earnings per common share	$0.60	$1.16

Weighted average shares of common stock - Basic	69.1	59.7
Weighted average shares of common stock - Diluted	70.2	61.0

Statements of Comprehensive Income:
Net earnings	$46.1	$70.8
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	30.0	(3.7)
Pension activity, net of tax of $0.5 and $0.3, respectively.	(0.2)	1.1
Deferred loss on hedging activity, net of tax of ($1.0) and ($1.0), respectively,	(4.6)	(3.3)
Total comprehensive income	$71.3	$64.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2019	September 30, 2019
Current assets
Cash and cash equivalents	$293.5	$258.5
Trade receivables, less allowance for doubtful accounts of $4.4 and $3.8, respectively	369.9	340.2
Inventories	435.8	469.3
Other current assets	163.0	177.1
Assets held for sale	805.5	791.7
Total current assets	2,067.7	2,036.8
Property, plant and equipment, net	357.7	362.0
Operating lease assets	82.9	—
Goodwill	1,022.5	1,004.8
Other intangible assets, net	1,946.3	1,958.9
Deferred tax asset	23.4	22.8
Other assets	66.3	64.3
Total assets	$5,566.8	$5,449.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$68.4	$—
Current portion of capital leases	1.7	1.6
Notes payable	28.1	31.9
Accounts payable	288.9	299.0
Current operating lease liabilities	15.6	—
Other current liabilities	355.1	333.6
Liabilities held for sale	387.1	402.9
Total current liabilities	1,144.9	1,069.0
Long-term debt	3,383.6	3,461.6
Operating lease liabilities	68.4	—
Deferred tax liability	176.2	170.6
Other liabilities	206.2	204.6
Total liabilities	4,979.3	4,905.8
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	852.6	870.3
Retained earnings	149.1	129.5
Treasury stock	(141.8)	(158.4)
Accumulated other comprehensive loss	(273.1)	(298.3)
Total shareholders' equity	587.5	543.8
Total liabilities and shareholders' equity	$5,566.8	$5,449.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2019	2018
Cash Flow from Operating Activities
Net earnings	$46.1	$70.8
Net earnings from discontinued operations	0.3	—
Net earnings from continuing operations	45.8	70.8
Non-cash integration and restructuring charges	4.4	—
Depreciation and amortization	27.6	11.6
Deferred income taxes	2.8	2.3
Share-based compensation expense	7.2	6.5
Non-cash items included in income, net	7.3	(9.1)
Other, net	2.6	(1.1)
Changes in current assets and liabilities used in operations	35.8	37.9
Net cash from operating activities from continuing operations	133.5	118.9
Net cash used by operating activities from discontinued operations	(10.0)	—
Net cash from operating activities	123.5	118.9

Cash Flow from Investing Activities
Capital expenditures	(11.7)	(4.8)
Proceeds from sale of assets	1.5	0.1
Acquisitions, net of cash acquired	(3.6)	—
Net cash used by investing activities from continuing operations	(13.8)	(4.7)
Net cash used by investing activities from discontinued operations	(2.4)	—
Net cash used by investing activities	(16.2)	(4.7)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	365.0	1,200.0
Payments on debt with maturities greater than 90 days	(400.3)	(1.0)
Net (decrease)/increase in debt with original maturities of 90 days or less	(4.0)	28.0
Debt issuance costs	(0.9)	(16.5)
Dividends paid on mandatory convertible preferred stock	(4.0)	—
Dividends paid on common stock	(22.7)	(19.8)
Taxes paid for withheld share-based payments	(9.4)	(7.1)
Net cash (used by)/from financing activities from continuing operations	(76.3)	1,183.6
Net cash used by financing activities from discontinued operations	(1.1)	—
Net cash (used by)/from financing activities	(77.4)	1,183.6

Effect of exchange rate changes on cash	5.1	(2.3)

Net increase in cash, cash equivalents, and restricted cash from continuing operations	48.5	1,295.5
Net decrease in cash, cash equivalents, and restricted cash from discontinued operations	(13.5)	—
Net increase in cash, cash equivalents, and restricted cash	35.0	1,295.5
Cash, cash equivalents, and restricted cash, beginning of period	258.5	1,768.3
Cash, cash equivalents, and restricted cash, end of period	$293.5	$3,063.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	45.8	—	—	45.8
Net earnings from discontinued operations	—	—	—	—	—	0.3	—	—	0.3
Share based payments	—	—	—	—	7.2	—	—	—	7.2
Activity under stock plans	—	374	—	—	(24.9)	(1.1)	—	16.6	(9.4)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss	—	—	—	—	—	—	25.2	—	25.2
December 31, 2019	2,156	69,276	$—	$0.7	$852.6	$149.1	$(273.1)	$(141.8)	$587.5

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	70.8	—	—	70.8
Share based payments	—	—	—	—	6.5	—	—	—	6.5
Activity under stock plans	—	290	—	—	(16.1)	(3.6)	—	12.6	(7.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	—	(5.9)	—	(5.9)
December 31, 2018	—	59,898	$—	$0.6	$208.2	$226.1	$(247.7)	$(116.8)	$70.4

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statement (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributer of household batteries, specialty batteries, portable lights, and automotive appearance, performance, refrigerants and freshener products.

Our batteries and lights are sold under the Energizer®, Eveready®, Rayovac® and Varta® brand names following the fiscal 2019 acquisition of Spectrum Holdings, Inc.'s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

Our automotive appearance, performance, refrigerants and freshener products are sold under the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, Eagle One®, Armor All®, STP®, and A/C PRO® brands following the fiscal 2019 acquisition of Spectrum's global auto care business (Auto Care Acquisition). Refer to Note 3, Acquisitions, for additional discussion on the fiscal 2019 acquisitions.

Subsequent to the quarter, on January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). In addition, pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total initial proceeds received were approximately $345, which will be subject to a final true up based upon the closing balance sheet. Refer to Note 4, Divestment, for further discussion.

Basis of Presentation - The accompanying Consolidated (Condensed) Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2019 included in the Annual Report on Form 10-K dated November 19, 2019.

As a result of the Varta Divestiture the assets and liabilities associated with the Divestment Business as of December 31, 2019 and September 30, 2019 have been classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheets and the respective operations of the Divestment Business during the three months ended December 31, 2019 have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Recently Adopted Accounting Pronouncements - Effective October 1, 2019, the Company adopted ASU 2016-02 and related standards (collectively ASC 842, Leases). This new guidance aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. Further, the Company elected to apply the package of practical expedients which allows companies to carry forward original lease determinations, lease classifications, and accounting for initial direct costs. Energizer also made the policy elections upon adoption for the exclusion of short term leases on the balance sheet and to not separate lease and non-lease components.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The adoption of ASC 842, Leases, resulted in the recognition of additional assets and corresponding liabilities on the Consolidated Balance Sheet for the Company's operating leases, however it did not have a material impact on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, the Consolidated Statement of Cash Flows and the Shareholder's Equity Statement, including retained earnings. Refer to Note 10, Leases, for further information.

(2) Revenue Recognition

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

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2019 and 2018:

	For the Quarter Ended December 31,
Net Sales	2019	2018
Batteries	$621.9	$521.9
Auto Care	78.7	20.5
Lights and Licensing	36.2	29.5
Total Net Sales	$736.8	$571.9

	For the Quarter Ended December 31,
	2019	2018
Net Sales
North America	$453.7	$341.0
Latin America	60.8	32.5
Americas	514.5	373.5
Modern Markets	142.8	127.4
Developing Markets	51.2	49.7
Distributors Markets	28.3	21.3
International	222.3	198.4
Total Net Sales	$736.8	$571.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(3) Acquisitions

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The final cash paid after contractual and working capital adjustments was $1,962.4. Included in that amount is $400.0 of cash consideration that has been allocated to the Divestment Business discussed below.

On May 29, 2019, the Company signed a definitive agreement for the sale of the Divestment Business to VARTA AG, and subsequent to the quarter, on January 2, 2020, the Company sold the Varta® consumer battery business. Refer to Note 4, Divestment, for further discussion. As of December 31, 2019, the assets and liabilities associated with this business have been reported as held for sale both on the purchase price allocation and the Consolidated (Condensed) Balance Sheets.

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. We have calculated fair values of assets and liabilities acquired for the Battery Acquisition. During the quarter ended December 31, 2019 the Company completed the valuation analysis for the Battery Acquisition and no significant changes were made to the valuation.

For purposes of the allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the inventory of $14.6 was recorded as expense to Cost of products sold as that inventory was sold in fiscal 2019.

The fair values of the Battery Acquisition's Property, plant and equipment were estimated using the market approach for land and variations of the cost approach for the buildings and equipment. The fair values of the Battery Acquisition's identifiable intangible assets were estimated using variations of the income approach. The fair value of the acquired trade names and customer relationships was determined by applying the multi-period excess earnings method under the income approach. The fair value of proprietary technology acquired was determined by applying the relief-from-royalty method under the income approach.

Assets held for sale related to the the Divestment Business include the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The fair value adjustment for the inventory of $11.2 was recorded as expense in the results from discontinued operations in fiscal 2019 as that inventory was sold. Goodwill has also been allocated to the Assets held for sale.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table outlines the purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$37.8
Trade receivables	54.2
Inventories	80.8
Other current assets	28.2
Assets held for sale	794.6
Property, plant and equipment, net	133.2
Goodwill	496.0
Other intangible assets, net	805.8
Other assets	10.3
Current portion of capital leases	(1.2)
Accounts payable	(39.2)
Other current liabilities	(19.3)
Long-term debt	(14.7)
Liabilities held for sale	(394.6)
Other liabilities	(9.5)
Net assets acquired	$1,962.4

The table below outlines the purchased identifiable intangible assets of $805.8:

	Total	Weighted Average Useful Lives
Trade names	$587.0	Indefinite
Proprietary technology	59.0	6.2
Customer relationships	159.8	15.0
Total Other intangible assets, net	$805.8

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, Selling, general and administrative expense (SG&A) reductions and procurement efficiencies. The goodwill associated with this acquisition is deductible for tax purposes.

Auto Care Acquisition - On January 28, 2019, Energizer completed the acquisition of Spectrum’s global auto care business, including the Armor All, STP, and A/C PRO brands for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments. The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum. The initial cash paid in fiscal 2019 after contractual and estimated working capital adjustments was $938.7. During the quarter ended December 31, 2019, the Company finalized the working capital adjustments with Spectrum and paid an additional $3.6 of cash. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares issued to Spectrum at the Energizer closing stock price of $45.55 on January 28, 2019. The final purchase price paid in cash and equity consideration was $1,182.8. The acquisition allowed for the Company to become a global leader in the auto care market and added automotive performance and air conditioning recharge products to its auto care portfolio.

The Auto Care Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. We have calculated fair values of assets and liabilities acquired for the Auto Care Acquisition. During the quarter ended December 31, 2019, the Company completed the valuation analysis for the Auto Care Acquisition. The only significant change in the analysis since the end of fiscal 2019 was the increase in purchase price of $3.6 mentioned above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

For purposes of allocation, the Company determined a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the inventory was $21.6 and was recorded to Cost of products sold as the respective inventory was sold in fiscal 2019.

The fair values of the Auto Care Acquisition's Property, plant and equipment were estimated using variations of the cost approach for the building and equipment. The fair values of the Auto Care Acquisition's identifiable intangible assets were estimated using variations of the income approach. The fair value of trade names and customer relationships acquired was determined by applying the multi-period excess earnings method under the income approach. The fair value of proprietary technology acquired was determined by applying the relief-from-royalty method under the income approach.

The following table outlines the purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$3.3
Trade receivables	39.7
Inventories	98.6
Other current assets	8.9
Property, plant and equipment, net	70.8
Goodwill	274.0
Other intangible assets, net	965.3
Deferred tax assets	4.2
Other assets	1.7
Current portion of capital leases	(0.4)
Accounts payable	(28.6)
Other current liabilities	(10.9)
Long-term debt	(31.9)
Other liabilities (deferred tax liabilities)	(211.9)
Net assets acquired	$1,182.8

The table below outlines the purchased identifiable intangible assets of $965.3:

	Total	Weighted Average Useful Lives
Trade names	$701.6	Indefinite
Trade names	15.4	15.0
Proprietary technology	113.5	9.8
Customer relationships	134.8	15.0
Total Other intangible assets, net	$965.3

The goodwill acquired in this acquisition is attributable to the workforce of the acquired business and the synergies expected to arise with this transaction through network optimization, SG&A reductions and procurement efficiencies. The goodwill is not deductible for tax purposes.

Pro Forma Financial Information- Pro forma net sales, Pro forma net earnings from continuing operations and Pro forma diluted net earnings per common share - continuing operations for the quarter ended December 31, 2018 are shown in the table below. The pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. The pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pro forma adjustments are based upon purchase price allocations and include purchase accounting adjustments for the impact of the inventory step up charge, depreciation and amortization expense from the fair value of the intangible assets and property, plant and equipment, interest and financing costs and the impact of the equity consideration completed to fund the acquisitions. Cost synergies that may result from combining Energizer and the Battery and Auto Care Acquisitions are not included in the pro forma table below.

For the Quarter Ended December 31, 2018
Pro forma net sales	$774.7
Pro forma net earnings from continuing operations	87.1
Pro forma diluted net earnings per common share - continuing operations	$1.15
Pro forma weighted average shares of common stock - Diluted	75.7

The shares included in the above are adjusted to assume that the common stock and Mandatory Convertible Preferred Shares (MCPS) shares issued for the Auto Care Acquisition occurred as of October 1, 2017. For the quarter ended December 31, 2018, the MCPS conversion was dilutive and assumed in the calculation.

The unaudited pro forma data above includes the following significant adjustments for certain costs in order to present results as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for the respective period:

Expense removed/(Additional expense)	For the Quarter Ended December 31, 2018
Acquisition and integration costs (1)	$20.3
Interest and ticking fees on escrowed debt (2)	1.2
Gains on escrowed funds (3)	(11.6)

(1) Acquisition and integration costs incurred to obtain legal approval, investment banking fees and other transaction related expenses that occurred prior to closing of the acquisitions, were removed from the various periods and recorded in the first quarter of fiscal 2018 when the transaction is assumed to have occurred.
(2) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from the new capital structure was included in the results and the pre-tax amount of $47.6 for interest expense was included in the results above.
(3) The escrowed debt funds earned interest income and had gains on the non-functional currency balances. These gains would not have been realized if the transaction had occurred as of October 1, 2017.

Excluded from the above pro forma results is the write down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care business during the three months ended December 31, 2018. This loss was recorded as a direct result of the transaction and would not have impacted the combined Company results.

Net sales and Earnings before income taxes for the Battery and Auto Care Acquisitions included in the Company's Consolidated (Condensed) Statement of Earnings and Comprehensive Income are shown in the following table. The Earnings before income taxes excludes all acquisition and integration costs as well as any additional interest incurred by the Company for the debt issuances to complete the acquisitions:

	For the Quarter Ended December 31, 2019
	Battery Acquisition	Auto Care Acquisition
Net sales	$125.5	$61.4
Earnings before income taxes	17.1	0.4

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition and Auto Care Acquisition of $19.3 and $36.5 in the quarters ended December 31, 2019 and 2018, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Costs of products sold were $6.9 for the quarter ended December 31, 2019, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $11.1 and $18.9 for the quarters ended December 31, 2019 and 2018, respectively. The current year costs are related to the integration of the Battery Acquisition and Auto Care Acquisition, including consulting fees and costs of integrating the information technology systems of the businesses. The prior year costs are related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing.

For the quarter ended December 31, 2019 the Company recorded $0.4 in research and development.

Also, included in the pre-tax acquisition costs for the quarter ended December 31, 2018 was $32.4 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition.

Included in Other items, net were pre-tax expenses of $0.9 and pre-tax income of $14.8 in the quarters ended December 31, 2019 and 2018, respectively. Other items, net for the quarter ended December 31, 2019 included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by $1.0 gain on the sale of assets, and $0.3 transition services income. Other items, net for the quarter ended December 31, 2018 included pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity and interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition.

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

The following table summarizes the assets and liabilities of the Divestment Business classified as held for sale as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Assets
Trade receivables	$60.1	$50.9
Inventories	44.8	59.8
Other current assets	34.7	41.5
Property, plant and equipment, net	83.7	78.8
Goodwill	47.2	50.5
Other intangible assets, net	503.9	489.0
Other assets	31.1	21.2
Assets held for sale	$805.5	$791.7

Liabilities
Current portion of capital leases	$5.5	$5.3
Accounts payable	29.5	45.9
Notes payable	0.6	0.6
Other current liabilities	90.8	99.8
Long-term debt	22.9	23.5
Long term deferred tax liability	166.0	169.9
Other liabilities (1)	71.8	57.9
Liabilities held for sale	$387.1	$402.9
(1) Included in Other liabilities are pension liabilities of $44.0 and $42.4 related to the Divestment Business as of December 31, 2019 and September 30, 2019, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the components of Net earnings from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter ended December 31, 2019. As the Company acquired the business on January 2, 2019, there is no activity on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter ended December 31, 2018:

For the Quarter Ended
December 31, 2019
Net sales	$115.8
Cost of products sold	88.2
Gross profit	27.6
Selling, general and administrative expense	17.4
Advertising and sales promotion expense	0.3
Research and development expense	0.8
Interest expense	5.2
TSA income	(3.8)
Other items, net	(0.1)
Earnings before income taxes	7.8
Income tax expense	7.5
Net earnings from discontinued operations	$0.3

Included in the Net earnings from discontinued operations for the quarter ended December 31, 2019 are divestment related pre-tax costs of $1.1 and allocated pre-tax interest expense of $5.0.

Subsequent to the quarter, on January 2, 2020, the Company sold the business to VARTA AG and received initial combined cash proceeds of approximately $345 from Varta AG and Spectrum. Spectrum contributed proceeds pursuant to the terms of the Battery Acquisition agreement. The initial proceeds received are subject to contractual purchase price adjustments between the Company and VARTA AG. The Company is evaluating the impact of the divestiture and currently estimates a pre-tax loss of between $80 and $90 based on the preliminary cash proceeds.

(5) Restructuring

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

The pre-tax expense for charges related to the restructuring plans for the quarter ended December 31, 2019 is noted in the table below and was reflected in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

For the Quarter Ended December 31, 2019
Severance and related benefit costs	$0.9
Accelerated depreciation & asset write-offs	3.4
Other exit costs(1)	2.0
Total	$6.3
(1) Includes charges primarily related to environmental investigatory and mitigation costs, relocation and other facility exit costs.

The restructuring costs noted above for the quarter ended December 31, 2019, were incurred within the Americas and International segments in the amount of $5.9 and $0.4, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the restructuring for the three months ended December 31, 2019:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	December 31, 2019(1)
Severance & termination related costs	$9.8	$0.9	$—	$—	$10.7
Accelerated depreciation & asset write-offs	—	3.4	—	3.4	—
Other exit costs	—	2.0	1.3	—	0.7
Total	$9.8	$6.3	$1.3	$3.4	$11.4
(1) At December 31, 2019, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $6.9 and Other liabilities of $4.5.

We expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $55 through the end of calendar 2021.

(6) Income Taxes

The effective tax rate for the three months ended December 31, 2019 was 22.0% as compared to 21.3% for the prior year comparative period. The prior year rate includes $1.5 for the one-time impact of U.S. tax legislation passed in December 2017. The increase in the rate versus prior year is due to the country mix of earnings which drove a higher foreign rate as well as the expiration of certain tax holidays in foreign jurisdictions.

(7) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the 2015 Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the 2015 Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The 2015 Plan authorized a maximum number of 10 million common shares to be awarded.

Subsequent to the quarter, on January 27, 2020, the Company's shareholders approved the Energizer Holdings, Inc. Omnibus Incentive Plan (Omnibus Plan). The Omnibus Plan replaces and supersedes the 2015 Plan. No new awards will be issued under the 2015 Plan, though the terms of the 2015 Plan will continue to govern all awards granted under that plan.

The Omnibus Plan authorizes 6.5 million shares to be awarded, as well as the 0.3 million shares that were still available for grant under the 2015 Plan. Under the terms of the Omnibus Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based or performance-based), other stock awards and cash-based awards may be granted to directors, officers and employees of the Company. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis.

Total compensation cost for Energizer’s share-based compensation arrangements was $7.2 and $6.5 for the quarters ended December 31, 2019 and 2018, respectively, and was recorded in SG&A expense.

Restricted Stock Equivalents (RSE)—(in whole dollars and total shares)

In November 2019, the Company granted RSE awards to a group of key employees of approximately 134,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 81,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 306,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

determining the final share award with the maximum award payout of approximately 612,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $43.10.

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

In November 2016, the Company granted RSE awards to a group of key employees of approximately 92,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $43.84.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2019 and 2018:

(in millions, except per share data)	For the Quarter Ended December 31,
Basic earnings per share	2019	2018
Net earnings from continuing operations	$45.8	$70.8
Mandatory preferred stock dividends	(4.0)	—
Net earnings from continuing operations attributable to common shareholders	41.8	70.8
Net earnings from discontinued operations, net of tax	0.3	—
Net earnings attributable to common shareholders	$42.1	$70.8

Weighted average common shares outstanding - Basic	69.1	59.7

Basic net earnings per common share from continuing operations	$0.60	$1.19
Basic net earnings per common share from discontinued operations	0.01	—
Basic net earnings per common share	$0.61	$1.19

Diluted earnings per share
Net earnings from continuing operations attributable to common shareholders	$41.8	$70.8
Net earnings from discontinued operations, net of tax	0.3	$—
Net earnings attributable to common shareholders	$42.1	$70.8

Weighted average common shares outstanding - Basic	69.1	59.7
Dilutive effect of restricted stock equivalents	0.2	0.4
Dilutive effect of performance shares	0.7	0.7
Dilutive effect of stock based deferred compensation plan	0.2	0.2
Weighted average common shares outstanding - Diluted	70.2	61.0

Diluted net earnings per common share from continuing operations	$0.60	$1.16
Diluted net earnings per common share from discontinued operations	—	—
Diluted net earnings per common share	$0.60	$1.16

For both quarters ended December 31, 2019 and 2018, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculation.

Performance based restricted stock equivalents of 0.9 million were excluded for the quarter ended December 31, 2019 and 0.7 million for the quarter ended December 31, 2018, as the performance targets for those shares had not been achieved as of the end of the applicable period.

As of December 31, 2019, all of the Company's MCPS were considered anti-dilutive and excluded from the calculations of diluted earnings per share.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Segments

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

Segment sales and profitability for the quarters ended December 31, 2019 and 2018, respectively, are presented below:

	For the Quarter Ended December 31,
	2019	2018
Net Sales
Americas	$514.5	$373.5
International	222.3	198.4
Total net sales	$736.8	$571.9
Segment Profit
Americas	$129.2	$116.1
International	52.2	54.6
Total segment profit	181.4	170.7
General corporate and other expenses (1)	(24.9)	(18.7)
Global marketing expense (2)	(6.1)	(3.1)
Research and development expense - Adjusted (3)	(8.5)	(5.5)
Amortization of intangible assets	(13.8)	(3.2)
Acquisition and integration costs (4)	(19.3)	(36.5)
Interest expense - Adjusted (5)(6)	(46.8)	(15.8)
Loss on extinguishment of debt (6)	(4.2)	—
Other items, net - Adjusted (7)	0.9	2.1
Total earnings before income taxes	$58.7	$90.0

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarters ended December 31, 2019 and 2018 included $2.9 and $1.2 recorded in SG&A, respectively, and $3.2 and $1.9 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarter ended December 31, 2019 included $0.4 of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended December 31,
	2019	2018
Cost of products sold	$6.9	$—
Selling, general and administrative expense	11.1	18.9
Research and development expense	0.4	—
Interest expense	—	32.4
Other items, net	0.9	(14.8)
Total acquisition and integration costs	$19.3	$36.5
(5) Interest expense for the quarter ended December 31, 2018 included $32.4 of acquisition debt ticking fees and interest expense which have been reclassified for purposes of the reconciliation above.
(6) Loss on extinguishment of debt for the quarter ended December 31, 2019 includes the write off of deferred financing fees related to the term loan refinancing and was recorded in Interest expense on the Consolidated (Condensed) Statement of Earnings.

(7)
Other items, net for the quarters ended December 31, 2019 and 2018 on the Consolidated (Condensed) Statement of Earnings included acquisition related costs of $0.9 million and income of $14.8 million, respectively, which has been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all financial instruments, pension assets and tax asset balances that are managed outside of operating segments. In addition, the Assets held for sale are assets utilized outside of the operating segments.

Total Assets	December 31, 2019	September 30, 2019
Americas	$1,006.5	$991.9
International	691.0	621.0
Total segment assets	$1,697.5	$1,612.9
Corporate	95.0	81.3
Goodwill and other intangible assets	2,968.8	2,963.7
Assets held for sale	805.5	791.7
Total assets	$5,566.8	$5,449.6

(10) Leases

The Company determines whether an arrangement contains a lease at the inception of the contract by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Energizer's portfolio of leases contains certain real estate, equipment, vehicles and office equipment leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Additionally, the Company's leases do not contain material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company does not account for lease components separately from non-lease components. The discount rate used to calculate present value for both operating and financing leases is Energizer's incremental borrowing rate based on information available at the commencement date, or if available, the rate implicit in the lease. The incremental borrowing rate used is determined based on fully secured borrowings at the time of adoption, or going forward, at the date of lease commencement. Many of these agreements contain options to renew or terminate the lease. For calculating lease liabilities, the Company includes these options within the lease term when it is reasonably certain that the Company will execute such options. Some of the leases include variable payments, which primarily are tied to asset usage or sales rather than an index or rate. As such, these variable payments are not included in the calculation of the Company's lease assets and liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

As of December 31, 2019 the amounts for leases included in our condensed balance sheet include:

Balance Sheet Location	December 31, 2019
Operating Leases:
Operating lease asset	$82.9

Operating lease liabilities - current	15.6
Operating lease liabilities	68.4
Total Operating Lease Liabilities	$84.0

Weighted-average remaining lease term (in years)	17.9
Weighted-average discount rate	4.4%

Finance Leases:
Property, plant and equipment, net	$45.7

Current portion of capital leases	1.7
Long-term debt	45.1
Total Finance Lease Liabilities	$46.8

Weighted Average remaining lease term (in years)	20.8
Weighted-average discount rate	6.7%

During the quarter ended December 31, 2019, Energizer entered into an operating lease that will result in significant rights and obligations; however, the lease will not commence until later in fiscal year 2020. The commencement date will be determined in accordance with ASC 842 when the lessor makes the underlying asset available for use. The lease term is for 16 years and we expect this lease to result in a material right of use operating lease asset and operating liabilities upon commencement.

The following table presents the components of lease expense:

For the Quarter ended,
December 31, 2019
Operating lease cost	$4.5
Finance lease cost:
Amortization of assets	0.8
Interest on lease liabilities	0.8
Variable lease costs	0.3
Total lease costs	$6.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Supplemental cash and non-cash information related to leases:

Quarter ended,
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.4
Operating cash flows from finance leases	0.7
Financing cash flows from finance leases	0.3

Non-cash increase in lease assets and lease liabilities:
Operating leases (1)	$33.6
(1) During the first quarter of fiscal 2020, Energizer entered into a material embedded lease agreement which resulted in right of use asset and lease liabilities of $33.6. The embedded operating lease commenced on November 1, 2019. The non-cash increase in operating lease assets and liabilities above does not include the lease assets and lease liabilities recorded due to the ASC 842 implementation on October 1, 2019.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of December 31, 2019 are as follows:

	Operating Leases	Finance leases
2020	$14.1	$3.5
2021	14.6	4.6
2022	10.9	4.7
2023	9.9	4.6
2024	9.7	4.4
Thereafter	69.2	70.8
Total lease payments	128.4	92.6

Less: Imputed interest	(44.4)	(45.8)
Present value of lease liabilities	$84.0	$46.8

Minimum rental commitments under non-cancellable operating leases directly held by Energizer and were in effect as of September 30, 2019, were $16.8 in fiscal 2020, $10.3 in fiscal 2021, $6.6 in fiscal 2022, $5.8 in fiscal 2023, $5.4 in fiscal 2024 and $38.9 thereafter.

(11) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2019 and December 31, 2019:

	Americas	International	Total
Balance at October 1, 2019	$861.6	$143.2	$1,004.8
Battery Acquisition	0.7	0.2	0.9
Auto Care Acquisition	3.8	0.1	3.9
Cumulative translation adjustment	0.3	12.6	12.9
Balance at December 31, 2019	$866.4	$156.1	$1,022.5

Energizer had indefinite-lived intangible assets of $1,365.0 at December 31, 2019 and $1,363.8 at September 30, 2019. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at December 31, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(10.9)	$48.8
Customer relationships	394.2	(41.0)	353.2
Patents	34.5	(8.8)	25.7
Proprietary technology	172.5	(21.1)	151.4
Proprietary formulas	2.4	(0.3)	2.1
Non-compete	0.5	(0.4)	0.1
Total Amortizable intangible assets	663.8	(82.5)	581.3
Trademarks and trade names - indefinite lived	1,365.0	—	1,365.0
Total Other intangible assets, net	$2,028.8	$(82.5)	$1,946.3

Total intangible assets at September 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(9.9)	$49.8
Customer relationships	394.2	(34.3)	359.9
Patents	34.5	(8.2)	26.3
Proprietary technology	172.5	(15.7)	156.8
Proprietary formulas	2.4	(0.3)	2.1
Non-compete	0.5	(0.3)	0.2
Total Amortizable intangible assets	663.8	(68.7)	595.1
Trademarks and trade names - indefinite lived	1,363.8	—	1,363.8
Total Other intangible assets, net	$2,027.6	$(68.7)	$1,958.9

(12) Debt

The detail of long-term debt was as follows:

	December 31, 2019	September 30, 2019
2019 Senior Secured Term Loan A Facility Due 2022	$365.0	$—
Senior Secured Term Loan A Facility due 2021	—	77.5
Senior Secured Term Loan B Facility due 2025	660.0	982.5
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	500.0	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	728.8	708.4
7.750% Senior Notes due 2027	600.0	600.0
Capital lease obligations	46.8	46.9
Total long-term debt, including current maturities	3,500.6	3,515.3
Less current portion	(70.1)	(1.6)
Less unamortized debt discount and debt issuance fees	(46.9)	(52.1)
Total long-term debt	$3,383.6	$3,461.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Long-term debt - On December 27, 2019, the Company amended the existing Term Loan Agreement and refinanced $365.0 of term loan debt. The amendment established a new $365.0 Term Loan A facility due December 2022, which was used to pay down $300.0 of the existing Term Loan B facility due in 2025 and $65.0 of the existing Term Loan A facility due in 2021. The pay down of the Term Loan B facility was determined to be a deemed extinguishment and the Company wrote-off $4.2 of deferred financing fees during the quarter. Debt issuance fees paid related to the term loan refinancing were $0.9 during the three months ended December 31, 2019. No other modifications were made to the Term Loan Agreement.

Subsequent to the quarter, the Company utilized the available proceeds from the Varta Divestiture to pay down borrowings outstanding on the Term Loan B facility.

As of December 31, 2019, the Company had $20.0 of outstanding borrowings under the Revolving Facility and had $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $372.7 remained available as of December 31, 2019. As of December 31, 2019 and September 30, 2019, our weighted average interest rate on short-term borrowings was 3.5% and 3.8%, respectively.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $250 at December 31, 2019.

Notes payable - The notes payable balance was $28.1 at December 31, 2019 and $31.9 at September 30, 2019. The December 31, 2019 balance was comprised primarily of $20.0 of borrowings on the 2018 Revolving Facility as well as $8.1 of other borrowings, including those related to foreign affiliates. The September 30, 2019 balance was comprised of $25.0 outstanding borrowings on the 2015 Revolving facility as well as $6.9 of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of December 31, 2019, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long term debt as of December 31, 2019 are as follows:

Long-term debt
2020	$68.4
2021	91.3
2022	205.3
2023	7.5
2024	10.0

Thereafter	3,071.3
Total long-term debt payments due	$3,453.8

Refer to Note 10, Leases, for the capital lease aggregate maturity table.

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
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended December 31,
	U.S.		International
	2019	2018	2019	2018
Service cost	$—	$—	$0.2	$0.1
Interest cost	4.0	5.1	0.3	0.7
Expected return on plan assets	(6.1)	(6.5)	(0.6)	(1.2)
Amortization of unrecognized net losses	1.6	1.0	0.3	0.3
Net periodic (benefit)/cost	$(0.5)	$(0.4)	$0.2	$(0.1)

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

(14) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no shares repurchased during the first quarter of fiscal 2020 or 2019. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per common share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019. During the quarters ended December 31, 2019 and 2018, total dividends declared were $21.4 and $18.4, respectively. The payments made of $22.7 and $19.8 during the quarters ended December 31, 2019 and 2018, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the period.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2019 which had been declared in fiscal 2019. The total payment made was $4.0. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020. This $4.0 dividend was accrued as of December 31, 2019 and was paid on January 15, 2020.

Subsequent to the end of the fiscal quarter, on January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of 2020 of $0.30 per share of common stock, payable on March 18, 2020, to all shareholders of record as of the close of business February 22, 2020.

Subsequent to the end of the fiscal quarter, on January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on April 15, 2020, to all shareholders as of the close of business on April 1, 2020.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2019 and September 30, 2019, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,025.0 under the 2019 and 2018 Term Loans. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $250 at December 31, 2019.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2019 and September 30, 2019, Energizer had an unrealized pre-tax loss of $1.4 and pre-tax gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2019 levels, over the next 12 months, $1.2 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021. There were 64 open foreign currency contracts at December 31, 2019, with a total notional value of approximately $131.

The Company began entering into hedging contracts on zinc purchases in March 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2021. There were nine open contracts at December 31, 2019, with a total notional value of approximately $22. The pre-tax loss recognized on the zinc contracts was $1.7 and $1.0 at December 31, 2019 and September 30, 2019, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $250 at December 31, 2019. At December 31, 2019 and September 30, 2019, Energizer recorded an unrealized pre-tax net loss of $3.7 and $4.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were seven open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2019, with a total notional value of approximately $70.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of December 31, 2019 and September 30, 2019, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters ended December 31, 2019 and 2018, respectively:

	At December 31, 2019	For the Quarter Ended December 31, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(1.4)	$(4.0)	$1.9
Interest rate swaps (2017 and 2018)	(3.7)	0.5	(0.5)
Zinc contracts	(1.7)	(1.0)	(0.3)
Total	$(6.8)	$(4.5)	$1.1

	At September 30, 2019	For the Quarter Ended December 31, 2018
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$4.5	$3.2	$2.8
Interest rate swaps (2017 and 2018)	(4.7)	(4.8)	(0.1)
Zinc contracts	$(1.0)	$—	$—
Total	$(1.2)	$(1.6)	$2.7
(1) All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) OCI is defined as other comprehensive income.
(3) Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Cost of products sold in fiscal 2020 and Other items, net in fiscal 2019, interest rate contracts in Interest expense, and commodity contracts in Cost of products sold.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of December 31, 2019 and September 30, 2019 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2019 and September 30, 2019, respectively:

	At December 31, 2019	For the Quarter Ended December 31, 2019
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)(3)
Foreign currency contracts	$0.1	$(0.9)
	At September 30, 2019	For the Quarter Ended December 31, 2018
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$4.3	$1.0
(1) All derivative assets are presented in Other current assets or Other assets.
(2) (Loss)/Gain recognized in Income was recorded as foreign currency in Other items, net.
(3) Includes a $2.2 loss on a hedge contract on the proceeds from the Varta Divestiture.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At December 31, 2019			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.1	$(0.4)	$0.7	$9.4	$(0.4)	$9.0

Offsetting of derivative liabilities
		At December 31, 2019			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.4)	$0.4	$(2.0)	$(0.4)	$0.2	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2019 and September 30, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	December 31, 2019	September 30, 2019
Deferred compensation	$(28.6)	$(28.1)
Exit lease liability	—	(0.1)
Derivatives - Foreign Currency contracts	(1.4)	4.5
Derivatives - Foreign Currency contracts (non-hedge)	0.1	4.3
Derivatives - 2017 and 2018 Interest Rate swaps	(3.7)	(4.7)
Derivatives - Zinc contracts	(1.7)	(1.0)
Net Liabilities at estimated fair value	$(35.3)	$(25.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2019 and at September 30, 2019.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents are determined based on level 2 inputs.

At December 31, 2019, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At December 31, 2019, the fair market value of fixed rate long-term debt was $2,497.1 compared to its carrying value of $2,428.8, and at September 30, 2019 the fair market value of fixed rate long-term debt was $2,474.7 compared to its carrying value of $2,408.4. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(16) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)
OCI before reclassifications	14.1	1.3	(0.8)	(3.0)	0.5	12.1
Reclassifications to earnings	—	(1.4)	0.2	(1.5)	0.4	(2.3)
Activity related to discontinued operations	15.9	(0.1)	(0.4)	—	—	15.4
Balance at December 31, 2019	$(94.0)	$(173.5)	$(0.8)	$(1.4)	$(3.4)	$(273.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended December 31,
	2019	2018
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.9	$2.8	(2)
Interest rate contracts	(0.5)	(0.1)	Interest expense
Zinc contracts	(0.3)	—	Cost of products sold
	1.1	2.7	Earnings before income taxes
	(0.2)	(0.6)	Income tax provision
	$0.9	$2.1	Net earnings
Amortization of defined benefit pension items
Actuarial gain/(loss)	1.9	(1.3)	(3)
	1.9	(1.3)	Earnings before income taxes
	(0.5)	0.2	Income tax provision
	$1.4	$(1.1)	Net earnings
Total reclassifications to earnings	$2.3	$1.0	Net earnings
(1) Amounts in parentheses indicate debits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) The Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in the second quarter of fiscal 2019. The fiscal 2020 impact is recorded in Cost of products sold and fiscal 2019 impact is recorded in Other items, net.
(3) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 13, Pension Plans, for further details).

(17) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2019	2018
Other items, net
Interest income	$(0.1)	$(0.2)
Interest income on restricted cash	—	(5.8)
Foreign currency exchange gain	(0.4)	(1.1)
Pension benefit other than service costs	(0.5)	(0.7)
Acquisition foreign currency loss/(gain)	2.2	(9.0)
Gain on sale of assets	(1.0)	—
Transition services agreement income	(0.3)	—
Other	0.1	(0.1)
Total Other items, net	$—	$(16.9)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2019	September 30, 2019
Inventories
Raw materials and supplies	$73.7	$70.5
Work in process	92.3	103.7
Finished products	269.8	295.1
Total inventories	$435.8	$469.3
Other Current Assets
Miscellaneous receivables	$15.4	$16.5
Due from Spectrum	13.0	7.6
Prepaid expenses	91.0	71.3
Value added tax collectible from customers	32.3	23.1
Other	11.3	58.6
Total other current assets	$163.0	$177.1
Property, Plant and Equipment
Land	$9.7	$9.6
Buildings	121.5	119.9
Machinery and equipment	834.8	823.0
Capital leases	45.7	50.4
Construction in progress	31.9	25.8
Total gross property	1,043.6	1,028.7
Accumulated depreciation	(685.9)	(666.7)
Total property, plant and equipment, net	$357.7	$362.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$26.7	$11.8
Accrued trade allowances	59.8	53.1
Accrued salaries, vacations and incentive compensation	29.8	59.2
Accrued interest expense	55.9	37.4
Due to Spectrum	4.4	2.6
Accrued acquisition and integration costs	6.1	7.9
Restructuring reserve	6.9	9.8
Income taxes payable	43.3	23.4
Other	122.2	128.4
Total other current liabilities	$355.1	$333.6
Other Liabilities
Pensions and other retirement benefits	$107.0	$109.0
Deferred compensation	28.6	28.1
Restructuring reserve	4.5	—
Mandatory transition tax	16.7	16.7
Other non-current liabilities	49.4	50.8
Total other liabilities	$206.2	$204.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(18) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. As of December 31, 2019, Spectrum owns 7.6% of the Company's outstanding common shares. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum provided notice to the Company on the 12 month anniversary date of the closing of the Auto Care Acquisition to register its Energizer common stock to cover the potential resale by Spectrum of its Energizer common stock, and Energizer will use commercially reasonable efforts to file a shelf registration statement covering the resale by Spectrum of its Energizer common stock.

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

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of January 31, 2020, the Company exited most of the TSA and reverse TSA. The Company still has certain information systems and back office support agreements that will continue throughout fiscal 2020 as we continue our integration of our information systems.

During the quarter ended December 31, 2019, the Company paid $0.6 to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the quarter ended December 31, 2019, the Company incurred expense of $4.4 in SG&A and $0.2 in Cost of products sold. The Company also recorded income of $0.3 in Other items, net related to the reverse transaction services agreements provided for the quarter. Related to these agreements, the Company had a payable of $4.4 and $2.6 in Other current liabilities and a receivable of $13.0 and $7.6 in Other current assets to Spectrum as of December 31, 2019 and September 30, 2019, respectively.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $4.8 for the quarter ended December 31, 2019 and $1.9 and $0.1 in Accounts payable at December 31, 2019 and September 30, 2019, respectively, related to these purchases.

In discontinued operations, the Company recorded income of $3.8 for reverse TSA, and recorded expense of $0.3 for the quarter ended December 31, 2019. In addition, there was a payable due to Spectrum of $5.3 and $22.5 recorded in Liabilities held for sale and a receivable from Spectrum of $7.8 and $8.9 recorded in Assets held for sale as of December 31, 2019 and September 30, 2019, respectively.

(19) Legal proceedings/contingencies and other obligations

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2019, the Company had approximately $8.6 of purchase obligations.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	market and economic conditions;

•	market trends in the categories in which we compete;

•
our ability to integrate businesses, to realize the projected results of the acquired businesses, and to obtain expected cost savings, synergies and other anticipated benefits of the acquired businesses within the expected timeframe, or at all;

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

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	financial strength of disturbers and suppliers;

•	our ability to improve operations and realize cost savings;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of adverse or unexpected weather conditions;

•	uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;

•	the impact of raw materials and other commodity costs;

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 19, 2019.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, loss on extinguishment of debt, and the one-time impact of the new U.S. tax legislation. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

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

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, the loss on extinguishment of debt and the one-time impact of the new U.S. income tax legislation.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of the new U.S. tax legislation.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed the Auto Care Acquisition on January 28, 2019 and Battery Acquisition on January 2, 2019. These adjustments include the impact of the acquisitions' ongoing operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs associated with any acquisition.
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

Battery Acquisition

On January 2, 2019, the Company completed its acquisition of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business for a contractual purchase price of $2,000.0, subject to certain purchase price adjustments (Battery Acquisition). The Battery Acquisition included the Rayovac® and Varta® brands (Acquired Battery Business). For the quarter ended December 31, 2019 the revenue associated with the Battery Acquisition was $125.5 and the income before income taxes was $17.1.

Subsequent to the quarter, on January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). In addition, pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total initial proceeds received were approximately $345, which will be subject to a final true up based upon the closing balance sheet. Refer to Note 4, Divestment, for further discussion. The Company is evaluating the impact of the divestiture and currently estimates a pre-tax loss of between $80 and $90 based on the preliminary cash proceeds.

Auto Care Acquisition

On January 28, 2019, the Company acquired Spectrum’s global auto care business, including the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business) for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments (Auto Care Acquisition). For the quarter ended December 31, 2019, the revenue associated with the Auto Care Acquisition was $61.4 and the income before income taxes was $0.4.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition and Auto Care Acquisition of $19.3 and $36.5 in the quarters ended December 31, 2019 and 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $6.9 for the quarter ended December 31, 2019, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $11.1 and $18.9 for the quarters ended December 31, 2019 and 2018, respectively. The current year costs are related to the integration of the Battery Acquisition and Auto Care Acquisition, including consulting fees and costs of integrating the information technology systems of the businesses. The prior year costs are related to legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing.

For the quarter ended December 31, 2019 the Company recorded $0.4 in research and development.

Also, included in the pre-tax acquisition costs for the quarter ended December 31, 2018 was $32.4 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition.

Included in Other items, net were pre-tax expenses of $0.9 and pre-tax income of $14.8 in the quarters ended December 31, 2019 and 2018, respectively. Other items, net for the quarter ended December 31, 2019 included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by $1.0 gain on the sale of assets, and $0.3 transition services income. Other items, net for the quarter ended December 31, 2018 included pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity and interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition.

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

The total pre-tax expense related to the restructuring plans for the quarter ended December 31, 2019 were $6.3, and consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, and other exit costs. These costs were reflected in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income, and were incurred within the Americas and International segments in the amount of $5.9 and $0.4, respectively. Total pre-tax charges relating to the restructuring since inception were $18.4. At December 31, 2019, the restructuring reserve is recorded on the Consolidated (Condensed) Balance sheet in Other current liabilities of $6.9 and Other liabilities of $4.5.

Energizer expects to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $55 through the end of calendar 2021. Total cost savings by the end of calendar 2021 are expected to be approximately $60 to $65 annually, primarily to be realized within Cost of products sold. Realization of cost savings from the restructuring plans began in the first quarter of fiscal 2020.

Refer to Note 5 for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings from continuing operations of $45.8, or $0.60 per diluted common share. This compares to Net earnings from continuing operations of $70.8, or $1.16 per diluted common share, in the prior year first fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.85 for the first fiscal quarter as compared to $1.64 in the prior year quarter, a decrease of 48.2%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, the loss on extinguishment of debt and the one-time impact of the new U.S. tax legislation as described in the tables below. The impact of these items are provided below as a reconciliation of Net earnings from continuing operations and Diluted net earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarter Ended December 31,
	2019	2018
Net earnings attributable to common shareholders	$42.1	$70.8
Mandatory preferred stock dividends	(4.0)	—
Net earnings	$46.1	$70.8
Net earnings from discontinued operations	0.3	—
Net earnings from continuing operations	$45.8	$70.8
Pre-tax adjustments
Acquisition and integration (1)	$19.3	$36.5
Loss on extinguishment of debt (2)	4.2	—
Total adjustments, pre-tax	$23.5	$36.5
After tax adjustments
Acquisition and integration	$14.7	$27.9
Loss on extinguishment of debt	3.2	—
One-time impact of the new U.S. Tax Legislation	—	1.5
Total adjustments, after tax	$17.9	$29.4
Adjusted net earnings from continuing operations (3)	$63.7	$100.2
Mandatory preferred stock dividends	(4.0)	—
Adjusted net earnings from continuing operations attributable to common shareholders	$59.7	$100.2

Diluted net earnings per common share - continuing operations	$0.60	$1.16
Adjustments
Acquisition and integration	0.21	0.46
Loss on extinguishment of debt	0.04	—
One-time impact of new U.S. tax legislation	—	0.02
Adjusted diluted net earnings per diluted common share - continuing operations	$0.85	$1.64
Weighted average shares of common stock - Diluted	70.2	61.0
(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended December 31,
	2019	2018
Cost of products sold	$6.9	$—
Selling, general and administrative expense	11.1	18.9
Research and development	0.4	—
Interest expense	—	32.4
Other items, net	0.9	(14.8)
Total acquisition and integration costs	$19.3	$36.5
(2) This loss on extinguishment of debt is associated with the term loan refinancing and recorded in interest expense on the Consolidated (Condensed) Statement of Earnings.
(3) The effective tax rate for the quarter ended December 31, 2019 and 2018 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.5% and 20.8%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

Highlights

Total Net sales (In millions - Unaudited)	For the Quarter Ended December 31, 2019
	$ Change	% Chg
Net Sales - prior year	$571.9
Organic	(19.7)	(3.4)%
Impact of Battery Acquisition	125.5	21.9%
Impact of Auto Care Acquisition	61.4	10.7%
Change in Argentina	0.2	—%
Impact of currency	(2.5)	(0.4)%
Net Sales - current year	$736.8	28.8%
See non-GAAP measure disclosures above.

Net sales were $736.8 for the first quarter of 2020, an increase of $164.9 as compared to the prior year quarter driven by the following items:

•	Organic net sales were down 3.4% in the first fiscal quarter due to the following items:

◦
A decline in point-of-sale trends driven by the US price increase taken in the prior year and the impacts of a competitive launch, coupled with lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019, contributed 2.8% to the decrease;

◦	Phasing of holiday activity from the first quarter to the fourth quarter of fiscal 2019 contributed 2.4% to the decrease; and

◦	Improved pricing offset the organic decrease by 1.8%.

•	The positive impact of the acquisitions was $186.9, or 32.6%;

•	The positive impact due to the change in Argentina operations was $0.2; and

•	Unfavorable currency impacts were $2.5, or 0.4%.

Gross margin percentage on a reported basis for the first fiscal quarter of 2020 was 40.9%, compared to 48.2% in the prior year. Excluding $6.9 of integration costs in the current quarter, gross margin was 41.8%, down 640 basis points from prior year, largely driven by the lower margin rate profile of the acquired businesses, as well as the customer mix, unfavorable foreign currency, tariffs and higher product costs due to lower production volumes in the fourth quarter of fiscal 2019. These decreases were partially offset by improved pricing and realized synergies.

Advertising and sales promotion expense (A&P) was $46.8, or 6.4% of net sales, in the first fiscal quarter of 2020, as compared to $40.9, or 7.2% of net sales, in the prior first fiscal quarter 2019. Excluding the $2.6 million of A&P from the acquired businesses, the legacy business A&P was $44.2 million, an increase of $3.3 million versus prior year. The increased spending on the legacy business reflects continued support for our broad portfolio while spending for the acquired businesses largely reflects increased product and packaging innovation and promotional support for our auto care brands.

Selling, general, and administrative expense (SG&A) was $122.1 in the first fiscal quarter of 2020, or 16.6% of net sales, as compared to $104.6, or 18.3% of net sales, in the prior period. Included in the first fiscal quarter of 2020 and 2019 results were acquisition and integration costs of $11.1 and $18.9, respectively. Excluding acquisition and integration costs, SG&A was $111.0, or 15.1% of net sales, as compared to $85.7, or 15.0% of net sales, in the prior year. Excluding the SG&A of the acquired business of $23.5 and the acquisition and integration costs, legacy SG&A as a percent of net sales was 15.9%, or $87.5, up 90 basis points to prior year first quarter. The slight increase is due to increased mark to market adjustments on our deferred compensation plan.
Research and Development (R&D) was $8.9, or 1.2% of net sales, for the quarter ended December 31, 2019, as compared to $5.5, or 1.0% of net sales, in the prior year comparative period.

Interest expense was $51.0 for the first fiscal quarter of 2020, compared to $48.2 for the prior year comparative period. Excluding the current year $4.2 loss on extinguishment of debt and prior year acquisition costs of $32.4, the current year interest expense increased $31.0 attributed to higher debt associated with the acquisitions.
Other items, net was $0.0 for the first fiscal quarter of 2020 compared to a benefit of $16.9 for the prior year first quarter.

	For the Quarter Ended December 31,
	2019	2018
Other items, net
Interest income	$(0.1)	$(0.3)
Foreign currency exchange gain	(0.4)	(1.1)
Pension benefit other than service costs	(0.5)	(0.7)
Other	0.1	—
Acquisition foreign currency loss/(gain) (1)	2.2	(9.0)
Interest income on restricted cash	—	(5.8)
Transition services agreement income	(0.3)	—
Gain on sale of business	(1.0)	—
Total Other items, net	$—	$(16.9)

(1) Gain relates to currency movement in the escrowed USD funds held in our European Euro functional currency entity. The loss relates to our hedge contract on the expected proceeds from the Varta Divestiture.

The effective tax rate was 22.0% as compared to 21.3% for the prior year comparative period. The prior year rate includes $1.5 for the one-time impact of the new U.S. tax legislation passed in December 2017. Excluding the impact of our Non-GAAP adjustments, the year to date tax rate was 22.5% as compared to 20.8% in the prior year. The increase in the rate versus prior year is due to mix of earnings which drove a higher foreign rate as well as the expiration of certain tax holidays in foreign jurisdictions.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 9, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended December 31, 2019 and 2018. Segment sales and Segment profit analysis for the quarter ended December 31, 2019 are presented below.

Net sales (In millions)
Quarter Ended December 31, 2019

	For the Quarter Ended December 31, 2019
	$ Change	% Chg
Americas
Net sales - FY '19	$373.5
Organic	(19.0)	(5.1)%
Impact of Battery Acquisition	107.1	28.7%
Impact of Auto Care Acquisition	52.9	14.2%
Change in Argentina	0.2	0.1%
Impact of currency	(0.2)	(0.1)%
Net sales - FY '20	$514.5	37.8%

International
Net sales - FY '19	$198.4
Organic	(0.7)	(0.4)%
Impact of Battery Acquisition	18.4	9.3%
Impact of Auto Care Acquisition	8.5	4.3%
Impact of currency	(2.3)	(1.2)%
Net sales - FY '20	$222.3	12.0%

Total Net sales
Net sales - FY '19	$571.9
Organic	(19.7)	(3.4)%
Impact of Battery Acquisition	125.5	21.9%
Impact of Auto Care Acquisition	61.4	10.7%
Change in Argentina	0.2	—%
Impact of currency	(2.5)	(0.4)%
Net sales - FY '20	$736.8	28.8%

Results for the Quarter Ended December 31, 2019

Americas reported Net sales increase of 37.8%. Excluding the impact of acquisitions, which positively impacted Net sales by $160.0, or 42.9%, the positive impact of Argentina operations of $0.2, or 0.1%, and foreign currency of $0.2, or 0.1%, which negatively impacted Net sales, organic net sales decreased 5.1% for the first fiscal quarter. The organic decrease was driven by the phasing of holiday shipments from the current quarter to the fourth quarter of fiscal 2019, a decline in point-of-sale trends driven by the US price increase taken in the prior year, the impacts of a competitive launch and lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019. Slightly offsetting the organic decrease was favorable pricing.

International reported a net sales increase of 12.0%. Excluding the impact of acquisitions, which positively impacted net sales by $26.9, or 13.6%, and the unfavorable foreign currency movement of $2.3, or 1.2%, organic net sales decreased 0.4% as new distribution was more than offset by the phasing of holiday shipments from the current quarter to the fourth quarter of fiscal 2019 and customer and product mix.

Segment Profit (In millions)
Quarter Ended December 31, 2019

	For the Quarter Ended December 31, 2019
	$ Change	% Chg
Americas
Segment profit - FY '19	$116.1
Organic	(17.1)	(14.7)%
Impact of Battery Acquisition	21.8	18.8%
Impact of Auto Care Acquisition	9.1	7.8%
Change in Argentina	(0.6)	(0.5)%
Impact of currency	(0.1)	(0.1)%
Segment profit - FY '20	$129.2	11.3%

International
Segment profit - FY '19	$54.6
Organic	(8.3)	(15.2)%
Impact of Battery Acquisition	6.1	11.2%
Impact of Auto Care Acquisition	1.0	1.8%
Impact of currency	(1.2)	(2.2)%
Segment profit - FY '20	$52.2	(4.4)%

Total Segment profit
Segment Profit - FY '19	$170.7
Organic	(25.4)	(14.9)%
Impact of Battery Acquisition	27.9	16.3%
Impact of Auto Care Acquisition	10.1	5.9%
Change in Argentina	(0.6)	(0.4)%
Impact of currency	(1.3)	(0.6)%
Segment profit - FY '20	$181.4	6.3%
Refer to Note 9, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Global reported segment profit increased by $10.7, or 6.3%. The organic decline of $25.4, or 14.9%, was driven by the net sales decrease, the negative impact of tariffs and higher product costs due to lower production volumes in the fourth quarter of fiscal 2019. In addition, higher A&P spending was nearly offset by SG&A favorability. Our Argentina operations had an unfavorable impact on segment profit of $0.6, or 0.4% and foreign currency impacts were unfavorable by $1.3, or 0.6%. Offsetting the segment profit organic decrease for the quarter was the favorable impact of the acquisition of $38.0, or 22.2%.

Americas reported segment profit increased by $13.1, or 11.3%. The increase was driven by the acquisitions which contributed $30.9, or 26.6%. The change in Argentina operations had a negative impact on segment profit of $0.6, or 0.5%, while the unfavorable impact from foreign currency was $0.1. Excluding these items, organic segment profit decreased by $17.1, or 14.7%, driven by the net sales decrease, the negative impact of tariffs and higher product costs. Slightly offsetting the organic decrease was favorable SG&A spending, driven by continuous improvement and recognition of synergies.

International reported segment profit decreased $2.4, or 4.4%. Excluding the positive impact of the acquisitions of $7.1, the movement in foreign currencies decreased $1.2 and organic segment profit decreased $8.3, or 15.2%, driven by lower gross margins due to customer and product mix, higher A&P spending due to timing of brand investments and slightly higher overhead spending.

General Corporate and Global Marketing Expenses

	For the Quarter Ended December 31,
	2019	2018
General corporate and other expenses	$24.9	$18.7
Global marketing expense	6.1	3.1
General corporate and global marketing expense	$31.0	$21.8
% of Net Sales	4.2%	3.8%

For the quarter ended December 31, 2019, general corporate and other expenses were $24.9, an increase of $6.2 as compared to the prior year comparative period. Excluding the corporate and other expenses of $5.2 related to the acquisitions, the legacy business accounted for $19.7, an increase of $1.0 compared to the prior year. The increase was driven by higher mark to market expense on our unfunded deferred compensation liability in the current year.

For the quarter ended December 31, 2019, global marketing expenses were $6.1 compared to $3.1 in the prior year comparative period. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on November 19, 2019.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2019, Energizer had $293.5 of cash and cash equivalents, approximately 89% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. As of December 31, 2019, the Company had $20.0 of outstanding borrowings under the 2018 Revolving Facility and had $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $372.7 remained available as of December 31, 2019.

Subsequent to the quarter, the Company utilized the available proceeds from the Varta Divestiture to pay down borrowings outstanding on the Term Loan B facility.

Operating Activities

Cash flow from operating activities from continuing operations was $133.5 in the three months ended December 31, 2019, as compared to $118.9 in the prior year comparative period. This change of $14.6 was primarily driven by the following: Decreased inventory of approximately $10, driven by a planned shift in production to build inventory at our US plants earlier in the prior fiscal year; higher A&P accruals of approximately $14 driven by timing of payments; and approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment. These inflows were offset by higher accounts receivable of approximately $35 primarily driven by a reduction in factoring programs in the first fiscal quarter, which we plan to reinstate in the balance of the year.

Investing Activities

Net cash used by investing activities from continuing operations was $13.8 and $4.7 in three months ended December 31, 2019 and 2018, respectively, and consisted of the following:

•	Capital expenditures of $11.7 and $4.8 in the three months ended December 31, 2019 and 2018, respectively.

•	Proceeds from sale of assets of $1.5 and $0.1 in the three months ended December 31, 2019 and 2018, respectively.

•
Acquisitions, net of cash acquired was $3.6 in the three months ended December 31, 2019. This payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition.

Investing cash outflows of approximately $40 to $45 are anticipated for the full fiscal year 2020 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $50 to $60 are anticipated in full fiscal year 2020 for integration related capital expenditures.

Financing Activities

Net cash used by financing activities from continuing operations was $76.3 for the three months ended December 31, 2019 as compared to net cash inflow from financing activities from continuing operations of $1,183.6 in the prior fiscal year comparative period. For the three months ended December 31, 2019, cash from financing activities from continuing operations consists of the following:

•	Cash proceeds from the issuance of debt with original maturities greater than 90 days of $365.0 relating to the refinancing of the 2018 Term Loans in December 2019;

•
Payments of debt with maturities greater than 90 days of $400.3, primarily related the Term Loan refinancing in December 2019 as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B prior to the refinancing;

•	Net decrease in debt with original maturities of 90 days or less of $4.0, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•	Dividends paid on common stock of $22.7 (see below);

•	Dividends paid on mandatory convertible preferred stock of $4.0;

•	Debt issuance costs of $0.9 relating to the Term Loan refinancing; and

•	Taxes paid for withheld share-based payments of $9.4.

For the three months ended December 31, 2018, cash from financing activities from continuing operations consisted of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,200.0;

•	Net increase in debt with original maturities of 90 days or less of $28.0, primarily related to borrowings on our Revolving Facility;

•	Dividends paid on common stock of $19.8;

•	Debt issuance costs of $16.5; and

•	Payments of debt with maturities greater than 90 days of $1.0; and

•	Taxes paid for withheld share-based payments of $7.1.

Dividends

On November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per common share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019. During the quarter ended December 31, 2019, total dividends declared were $21.4. The payments made of $22.7 during the quarter ended December 31, 2019 included the cumulative dividends paid upon the vesting of restricted shares during the period.

The Company also paid a cash dividend of $1.875 per share of Mandatory Convertible Preferred Share (MCPS) on October 15, 2019 which had been declared in fiscal 2019. The total payment made was $4.0. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020. This $4.0 dividend was accrued as of December 31, 2019 and was paid on January 15, 2020.

Subsequent to the end of the fiscal quarter, on January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of 2020 of $0.30 per share of common stock, payable on March 18, 2020, to all shareholders of record as of the close of business February 22, 2020.

Subsequent to the end of the fiscal quarter, on January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on April 15, 2020, to all shareholders as of the close of business on April 1, 2020.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. There were no share repurchases during the first quarter of fiscal 2020. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Exchange Act.

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2019 were $8.5. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at December 31, 2019 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,453.8	$68.4	$296.6	$17.5	$3,071.3
Interest on long-term debt (1)	1,154.6	182.1	351.4	335.2	285.9
Notes payable	28.1	28.1	—	—
Operating leases (2)	128.4	14.1	25.5	19.6	69.2
Capital leases (3)	92.6	3.5	9.3	9.0	70.8
Pension plans (4)	4.5	4.5	—	—	—
Purchase obligations and other (5)	8.6	8.2	0.4	—	—
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,887.3	$308.9	$683.2	$390.7	$3,504.5

(1) The above table is based upon the debt balance and LIBOR rate as of December 31, 2019. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Operating lease payments include the net present value of the lease obligation of $84.0 as well as the imputed interest included in the payment of $44.4.
(3) Capital lease payments include the full capital leases obligation of $46.8 as well as the interest included in the payment of $45.8.
(4) Globally, total expected pension contributions for the Company for fiscal year 2020 are estimated to be $5.7. The Company has made payments of $1.2 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
(5) Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2019 and September 30, 2019, Energizer had an unrealized pre-tax loss of $1.4 and pre-tax gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2019 levels over the next twelve months, $1.2 of the pre-tax loss included in Accumulated other comprehensive loss at December 31, 2019, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2019 resulted in a loss of $0.9 and income of $1.0 for the quarter December 31, 2018, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contract on zinc purchases in fiscal 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2021. There were nine open contracts at December 31, 2019, with a total notional value of approximately $22. The pre-tax loss recognized on the zinc contracts was $1.7 at December 31, 2019, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2019, Energizer had variable rate debt outstanding with a principal balance of $1,025.0 under the refinanced 2018 and 2019 Term Loans. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended December 31, 2019, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.05%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 19, 2019, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2020 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	—	—	2,802,791
November 1 - November 30	201,229	$48.25	—	2,802,791
December 1 - December 31	570	$50.46	—	2,802,791
Total	201,799	$48.26	—	2,802,791
(1) 201,799 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

2.10**†
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

10.1
Incremental Term Loan Amendment and Refinancing Amendment No. 2, dated as of December 27, 2019, among the Company, the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 27, 2020).

10.3*	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan.

10.4*	Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan.

10.5*	Form of Restricted Stock Unit Award Agreement for directors under the Energizer Holdings, Inc. Omnibus Incentive Plan

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

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	February 5, 2020