Form 10-Q
period 2020-03-31
ENERGIZER HOLDINGS, INC.
filed 2020-05-07
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 5, 2020: 68,457,266.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$587.0	$556.4	$1,323.8	$1,128.3
Cost of products sold	351.4	362.2	786.9	658.6
Gross profit	235.6	194.2	536.9	469.7
Selling, general and administrative expense	116.1	141.3	238.2	245.9
Advertising and sales promotion expense	22.8	24.7	69.6	65.6
Research and development expense	8.3	8.7	17.2	14.2
Amortization of intangible assets	14.2	12.5	28.0	15.7
Interest expense	47.2	77.2	98.2	125.4
Other items, net	5.1	3.8	5.1	(13.1)
Earnings/(loss) before income taxes	21.9	(74.0)	80.6	16.0
Income tax provision/(benefit)	8.2	(11.7)	21.1	7.5
Net earnings/(loss) from continuing operations	13.7	(62.3)	59.5	8.5
Net loss from discontinued operations, net of income tax benefit of $13.7 and $6.2 for the quarter and six months ended March 31, 2020, respectively, and a benefit of $2.9 for the quarter and six months ended March 31, 2019	(131.4)	(11.0)	(131.1)	(11.0)
Net loss	(117.7)	(73.3)	(71.6)	(2.5)
Mandatory convertible preferred stock dividends	(4.1)	(3.3)	(8.1)	(3.3)
Net loss attributable to common shareholders	$(121.8)	$(76.6)	$(79.7)	$(5.8)

Basic net earnings/(loss) per common share - continuing operations	$0.14	$(0.97)	$0.74	$0.08
Basic net loss per common share - discontinued operations	(1.90)	(0.17)	(1.89)	(0.17)
Basic net loss per common share	$(1.76)	$(1.14)	$(1.15)	$(0.09)

Diluted net earnings/(loss) per common share - continuing operations	$0.14	$(0.97)	$0.74	$0.08
Diluted net loss per common share - discontinued operations	(1.89)	(0.17)	(1.88)	(0.17)
Diluted net loss per common share	$(1.75)	$(1.14)	$(1.14)	$(0.09)

Weighted average shares of common stock - Basic	69.1	67.3	69.1	63.5
Weighted average shares of common stock - Diluted	69.5	67.3	69.8	64.6

Statements of Comprehensive Income:
Net loss	$(117.7)	$(73.3)	$(71.6)	$(2.5)
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	(35.2)	20.3	(5.2)	16.6
Pension activity, net of tax of $1.2 and $1.7 for the quarter and six months ended March 31, 2020, and $0.3 and $0.6, for the quarter and six months ended March 31, 2019 respectively.	5.4	1.0	5.2	2.1
Deferred loss on hedging activity, net of tax of ($1.2) and ($2.2) for the quarter and six months ended March 31, 2020, respectively, and ($0.8) and ($1.8) for the quarter and six months ended March 31, 2019, respectively.	(4.2)	(1.1)	(8.8)	(4.4)
Total comprehensive (loss)/gain	$(151.7)	$(53.1)	$(80.4)	$11.8

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2020	September 30, 2019
Current assets
Cash and cash equivalents	$277.9	$258.5
Trade receivables, less allowance for doubtful accounts of $4.9 and $3.8, respectively	311.6	340.2
Inventories	470.7	469.3
Other current assets	205.9	177.1
Assets held for sale	—	791.7
Total current assets	1,266.1	2,036.8
Property, plant and equipment, net	346.6	362.0
Operating lease assets	91.9	—
Goodwill	1,008.9	1,004.8
Other intangible assets, net	1,934.3	1,958.9
Deferred tax asset	21.9	22.8
Other assets	82.8	64.3
Total assets	$4,752.5	$5,449.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$91.3	$—
Current portion of capital leases	1.7	1.6
Notes payable	184.1	31.9
Accounts payable	280.6	299.0
Current operating lease liabilities	14.0	—
Other current liabilities	321.2	333.6
Liabilities held for sale	—	402.9
Total current liabilities	892.9	1,069.0
Long-term debt	3,010.6	3,461.6
Operating lease liabilities	80.0	—
Deferred tax liability	173.0	170.6
Other liabilities	222.3	204.6
Total liabilities	4,378.8	4,905.8
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	853.9	870.3
Retained earnings	5.8	129.5
Treasury stock	(179.6)	(158.4)
Accumulated other comprehensive loss	(307.1)	(298.3)
Total shareholders' equity	373.7	543.8
Total liabilities and shareholders' equity	$4,752.5	$5,449.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2020	2019
Cash Flow from Operating Activities
Net loss	$(71.6)	$(2.5)
Net loss from discontinued operations	(131.1)	(11.0)
Net earnings from continuing operations	59.5	8.5
Non-cash integration and restructuring charges	8.1	—
Depreciation and amortization	56.1	40.0
Deferred income taxes	2.6	0.2
Share-based compensation expense	15.9	14.1
Mandatory transition tax	—	1.5
Inventory step up	—	27.2
Non-cash items included in income, net	14.4	(5.8)
Other, net	(0.1)	(3.5)
Changes in current assets and liabilities used in operations	(57.3)	(69.2)
Net cash from operating activities from continuing operations	99.2	13.0
Net cash used by operating activities from discontinued operations	(12.9)	(11.2)
Net cash from operating activities	86.3	1.8

Cash Flow from Investing Activities
Capital expenditures	(27.7)	(20.7)
Proceeds from sale of assets	1.5	0.1
Acquisitions, net of cash acquired	(4.5)	(2,403.8)
Net cash used by investing activities from continuing operations	(30.7)	(2,424.4)
Net cash from/(used by) investing activities from discontinued operations	305.9	(450.6)
Net cash from/(used by) investing activities	275.2	(2,875.0)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	365.0	1,800.0
Payments on debt with maturities greater than 90 days	(747.2)	(438.4)
Net increase/(decrease) in debt with original maturities of 90 days or less	150.3	(239.1)
Debt issuance costs	(0.9)	(40.1)
Net proceeds from issuance of mandatory convertible preferred stock	—	199.5
Net proceeds from issuance of common stock	—	205.3
Dividends paid on mandatory convertible preferred stock	(8.1)	—
Dividends paid on common stock	(43.7)	(40.8)
Common stock purchased	(45.0)	—
Taxes paid for withheld share-based payments	(9.7)	(7.1)
Net cash (used by)/from financing activities from continuing operations	(339.3)	1,439.3
Net cash used by financing activities from discontinued operations	(1.1)	(1.0)
Net cash (used by)/from financing activities	(340.4)	1,438.3

Effect of exchange rate changes on cash	(1.7)	(0.5)

Net decrease in cash, cash equivalents, and restricted cash from continuing operations	(272.5)	(972.6)
Net increase/(decrease) in cash, cash equivalents, and restricted cash from discontinued operations	291.9	(462.8)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	19.4	(1,435.4)
Cash, cash equivalents, and restricted cash, beginning of period	258.5	1,768.3
Cash, cash equivalents, and restricted cash, end of period	$277.9	$332.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	45.8	—	—	45.8
Net earnings from discontinued operations	—	—	—	—	—	0.3	—	—	0.3
Share based payments	—	—	—	—	7.2	—	—	—	7.2
Activity under stock plans	—	374	—	—	(24.9)	(1.1)	—	16.6	(9.4)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	25.2	—	25.2
December 31, 2019	2,156	69,276	$—	$0.7	$852.6	$149.1	$(273.1)	$(141.8)	$587.5
Net earnings from continuing operations	—	—	—	—	—	13.7	—	—	13.7
Net loss from discontinued operations	—	—	—	—	—	(131.4)	—	—	(131.4)
Share based payments	—	—	—	—	8.7	—	—	—	8.7
Common stock purchased	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	36	—	—	(1.7)	(0.1)	—	1.5	(0.3)
Deferred compensation plan	—	125	—	—	(5.7)		—	5.7	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive loss	—	—	—	—	—	—	(34.0)	—	(34.0)
March 31, 2020	2,156	68,457	$—	$0.7	$853.9	$5.8	$(307.1)	$(179.6)	$373.7

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	70.8	—	—	70.8
Share based payments	—	—	—	—	6.5	—	—	—	6.5
Activity under stock plans	—	290	—	—	(16.1)	(3.6)	—	12.6	(7.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	—	(5.9)	—	(5.9)
December 31, 2018	—	59,898	$—	$0.6	$208.2	$226.1	$(247.7)	$(116.8)	$70.4
Net loss from continuing operations	—	—	—	—	—	(62.3)	—	—	(62.3)
Net loss from discontinued operations	—	—	—	—	—	(11.0)	—	—	(11.0)
Share based payments	—	—	—	—	7.6	—	—	—	7.6
Issuance of common stock	—	9,966	—	0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Activity under stock plans	—	11	—	—	(0.5)	—	—	0.5	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Dividends to preferred shareholders ($1.83 per share)	—	—	—	—	—	(3.3)	—	—	(3.3)
Other comprehensive income	—	—	—	—	—	—	20.2	—	20.2
March 31, 2019	2,156	69,875	$—	$0.7	$860.5	$127.9	$(227.5)	$(116.3)	$645.3

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statement (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributor of household batteries, specialty batteries, portable lights, and automotive appearance, performance, refrigerants and freshener products.

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

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). This business was acquired as part of the Battery Acquisition. Pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received, including related hedging arrangements, were $345.8 and the Company recorded a pre-tax loss of $137.6. The cash proceeds are subject to a working capital settlement and other contractual adjustments which is expected to be completed in the third fiscal quarter. Refer to Note 4, Divestment, for further discussion.

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

As a result of the Varta Divestiture, the assets and liabilities associated with the Divestment Business as of September 30, 2019 were classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheet. There were no assets or liabilities from these operations as of March 31, 2020. The respective operations of the Divestment Business, including the loss recorded on divestment, for the three and six months ended March 31, 2020 and 2019 have also been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the assets and liabilities classified as held for sale and discontinued operations.

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

The adoption of ASC 842, Leases, resulted in the recognition of additional assets and corresponding liabilities on the Consolidated (Condensed) Balance Sheet for the Company's operating leases; however, it did not have a material impact on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, the Consolidated (Condensed) Statement of Cash Flows and the Consolidated (Condensed) Statement of Shareholders' Equity/(Deficit), including retained earnings. Refer to Note 10, Leases, for further information.

Recently Announced Accounting Pronouncements - In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by this update.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and six months ended March 31, 2020 and 2019:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Net Sales	2020	2019	2020	2019
Batteries	$427.7	$419.4	$1,049.6	$941.3
Auto Care	130.2	108.6	208.9	129.1
Lights and Licensing	29.1	28.4	65.3	57.9
Total Net Sales	$587.0	$556.4	$1,323.8	$1,128.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales
North America	$360.3	$323.9	$814.0	$664.9
Latin America	49.6	57.7	110.4	90.2
Americas	409.9	381.6	924.4	755.1
Modern Markets	101.1	102.5	243.9	229.9
Developing Markets	46.2	44.9	97.4	94.6
Distributors Markets	29.8	27.4	58.1	48.7
International	177.1	174.8	399.4	373.2
Total Net Sales	$587.0	$556.4	$1,323.8	$1,128.3

(3) Acquisitions

Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (“CAE”) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement has potential earnout payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. The Company has estimated the preliminary purchase price to be $7.0 and has preliminarily allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $5.7, which will be amortized over the three-year lives of the vendor agreements.

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. The final cash paid after contractual and working capital adjustments was $1,962.4. Included in that amount is $400.0 of cash consideration that has been allocated to the Divestment Business.

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. We have calculated fair values of assets and liabilities acquired for the Battery Acquisition. During the prior quarter ended December 31, 2019, the Company completed the valuation analysis for the Battery Acquisition and no significant changes were made to the valuation.

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

The Divestment Business included the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The fair value adjustment for the inventory of $11.2 was recorded as expense in the results from discontinued operations in fiscal 2019 as that inventory was sold. Goodwill

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

was also allocated to the Divestment Business. The assets and liabilities of the Divestment Business were included as held for sale on the purchase price allocation.

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

Auto Care Acquisition - On January 28, 2019, Energizer completed the acquisition of Spectrum’s global auto care business, including the Armor All, STP, and A/C PRO brands, for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments. The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum. The initial cash paid in fiscal 2019 after contractual and estimated working capital adjustments was $938.7. During the quarter ended December 31, 2019, the Company finalized the working capital adjustments with Spectrum and paid an additional $3.6 of cash. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares issued to Spectrum at the Energizer closing stock price of $45.55 on January 28, 2019. The final purchase price paid in cash and equity consideration was $1,182.8. The acquisition allowed for the Company to become a global leader in the auto care market and added automotive performance and air conditioning recharge products to its auto care portfolio.

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

Pro Forma Financial Information- Pro forma net sales, Pro forma net earnings from continuing operations and Pro forma diluted net earnings per common share - continuing operations for the quarter and six months ended March 31, 2019 are shown in the table below. The pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. Pro forma results for the CAE acquisition were not considered

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

material and, as such, are not included below. The pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company.

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

	For the Quarter Ended March 31, 2019	For the Six Months Ended March 31, 2019
Pro forma net sales	$578.5	$1,353.2
Pro forma net earnings from continuing operations	16.1	103.2
Pro forma mandatory preferred stock dividends	4.1	8.1
Pro forma net earnings from continuing operations attributable to common shareholders	$12.0	$95.1
Pro forma diluted net earnings per common share - continuing operations	$0.17	$1.34
Pro forma weighted average shares of common stock - Diluted	71.0	71.0

The shares included in the above are adjusted to assume that the issuance of the common stock and Mandatory Convertible Preferred Shares (MCPS) shares for the Auto Care Acquisition occurred as of October 1, 2017. For the quarter and six months ended March 31, 2019, the MCPS conversion was anti-dilutive and not assumed in the calculation.

The unaudited pro forma data above includes the following significant adjustments for certain costs in order to present results as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for the respective period:

Expense removed/(Additional expense)	For the Quarter Ended March 31, 2019	For the Six Months Ended March 31, 2019
Inventory step up (1)	$22.5	$22.0
Acquisition and integration costs (2)	30.1	50.3
Interest and ticking fees on escrowed debt (3)	27.5	53.0
Gains on escrowed funds (4)	—	(12.0)

(1) The inventory step up was removed from the quarter and six months ended March 31, 2019 pro forma results as the inventory turn would have occurred in the first quarter of fiscal 2018.
(2) Acquisition and integration costs incurred to obtain legal approval, investment banking fees and other transaction related expenses that occurred prior to closing of the acquisitions, were removed from the various periods as those costs would have occurred in fiscal 2018 when the transaction is assumed to have occurred.
(3) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from the new capital structure was included in the results and the pre-tax interest expense amounts of $47.6 and $95.2 for the three and six month periods, respectively, were included in the results above.
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

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery and Auto Care Acquisitions of $16.9 and $36.2 in the quarter and six months ended March 31, 2020, respectively, and $95.4 and $131.9 for the quarter and six months ended March 31, 2019, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Costs of products sold were $8.3 and $15.2 for the quarter and six months ended March 31, 2020, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring. Pre-tax costs recorded in Costs of products sold were $31.7 for both the quarter and the six months ended March 31, 2019 and primarily related to the inventory fair value adjustment of $27.2.

Pre-tax acquisition and integration costs recorded in SG&A were $8.1 and $19.2 for the quarter and six months ended March 31, 2020, respectively, related to the integration of the acquisitions, including consulting fees and costs of integrating the information technology systems of the businesses. Pre-tax acquisition and integration costs recorded in SG&A were $29.1 and $48.0 for the quarter and six months ended March 31, 2019, respectively, primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery and Auto Care Acquisitions.

For the quarter and six months ended March 31, 2020, the Company recorded $0.6 and $1.0, respectively, in research and development.

Also included in the pre-tax acquisition costs for the quarter and six months ended March 31, 2019 was $33.2 and $65.6, respectively, of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net for the quarter ended March 31, 2020 was $0.1 of pre-tax transition services income. Other items, net for the six months ended March 31, 2020 were pre-tax expenses of $0.8, which included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.4 transition services income.

In the quarter ended March 31, 2019, the Company incurred $1.5 of expense to settle hedge contracts of the acquired business and earned income of $0.1 related to transition services agreements. During the first quarter of 2019, prior to closing on the Battery Acquisition, the Company held the funds from the escrowed debt offerings in a restricted cash account. Other items, net for the six months ended March 31, 2019 also included a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity and interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition.

(4) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and as held for sale in the accompanying Consolidated (Condensed) Balance Sheet as of September 30, 2019.

On May 29, 2019, the Company entered into a definitive purchase agreement with VARTA AG to sell the Divestment Business for €180.0, subject to approval by the European Commission and certain purchase price adjustments. On January 2, 2020, the Company sold the business to VARTA AG and received cash proceeds of $345.8 from Varta AG and Spectrum, together with proceeds from related hedging arrangements. Spectrum contributed proceeds pursuant to the terms of the Battery Acquisition agreement. The cash proceeds are subject to a working capital settlement and other contractual adjustments which is expected to be completed in the third fiscal quarter.

The Company has recorded a pre-tax loss of $137.6 for the divestment, which includes an estimate for the working capital settlement, contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the assets and liabilities of the Divestment Business classified as held for sale as of September 30, 2019:

September 30, 2019
Assets
Trade receivables	$50.9
Inventories	59.8
Other current assets	41.5
Property, plant and equipment, net	78.8
Goodwill	50.5
Other intangible assets, net	489.0
Other assets	21.2
Assets held for sale	$791.7
Liabilities
Current portion of capital leases	$5.3
Accounts payable	45.9
Notes payable	0.6
Other current liabilities	99.8
Long-term debt	23.5
Long term deferred tax liability	169.9
Other liabilities (1)	57.9
Liabilities held for sale	$402.9
(1) Included in Other liabilities are pension liabilities of $42.4 related to the Divestment Business as of September 30, 2019, respectively.

The following table summarizes the components of Net loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and six months ended March 31, 2020 and 2019.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$—	$80.2	$115.8	$80.2
Cost of products sold	—	69.8	88.2	69.8
Gross profit	—	10.4	27.6	10.4
Selling, general and administrative expense	0.6	21.1	18.0	21.1
Advertising and sales promotion expense	—	0.3	0.3	0.3
Research and development expense	—	—	0.8	—
Interest expense	6.9	6.7	12.1	6.7
TSA income	—	—	(3.8)	—
Loss on sale of disposition	137.6	—	137.6	—
Other items, net	—	(3.8)	(0.1)	(3.8)
Loss before income taxes	(145.1)	(13.9)	(137.3)	(13.9)
Income tax benefit	(13.7)	(2.9)	(6.2)	(2.9)
Net loss from discontinued operations	$(131.4)	$(11.0)	$(131.1)	$(11.0)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Included in the Net loss from discontinued operations for the quarter and six months ended March 31, 2020, are divestment related pre-tax costs of $0.6 and $1.7, respectively. Also included in the Net loss from discontinued operations for the quarter and six months ended March 31, 2020 is the write off of $6.9 of deferred financing fees related to the pre-payment of debt from the divestment proceeds. For the six months ended March 31, 2020 the Net loss from discontinued operations included $5.0 of allocated pre-tax interest expense.

Included in the Net loss from discontinued operations for the quarter and six months ended March 31, 2019, are the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $5.7 and allocated pre-tax interest expense of $6.2.

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

The pre-tax expense for charges related to the restructuring plans for the quarter and six months ended March 31, 2020 are noted in the table below and were reflected in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31, 2020	For the Six Months Ended March 31, 2020
Severance and related benefit costs	$0.2	$1.1
Accelerated depreciation & asset write-offs	2.5	5.9
Other exit costs(1)	4.7	6.7
Total	$7.4	$13.7
(1) Includes charges primarily related to environmental investigatory and mitigation costs, relocation and other facility exit costs.

The restructuring costs noted above for the quarter ended March 31, 2020, were incurred within the Americas and International segments in the amount of $6.9 and $0.5, respectively. The restructuring costs for the six months ended March 31, 2020 were incurred within the Americas and International segments in the amount of $12.8 and $0.9, respectively.

The following table summarizes the activity related to the restructuring for the six months ended March 31, 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	March 31, 2020(1)
Severance & termination related costs	$9.8	$1.1	$—	$—	$10.9
Accelerated depreciation & asset write-offs	—	5.9	—	5.9	—
Other exit costs	—	6.7	4.2	—	2.5
Total	$9.8	$13.7	$4.2	$5.9	$13.4
(1) At March 31, 2020, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $9.7 and Other liabilities of $3.7.

The Company expects to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $50 through the end of calendar 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Income Taxes

The effective tax rate for the six months ended March 31, 2020 was 26.2% as compared to 46.9% for the prior year comparative period.

The current year rate includes the unfavorable impact of the Coronavirus Aid, Relief and Economic Security (CARES) Act of $3.4, which was signed into law on March 27, 2020 and provides, among other things, increased interest deduction limitations to companies which can decrease overall cash taxes paid. The current year rate also increased due to the country mix of earnings which drove a higher foreign rate as well as the expiration of certain tax holidays in foreign jurisdictions.

The prior year rate includes $1.5 for the one-time impact of U.S. tax legislation passed in December 2017 and the impact of disallowed transaction costs resulting from the acquisitions.

(7) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the 2015 Plan) on July 1, 2015, upon completion of the Company's spin-off from its predecessor. Under the terms of the 2015 Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The 2015 Plan authorized a maximum number of 10 million common shares to be awarded.

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

Total compensation cost for Energizer’s share-based compensation arrangements was $8.7 and $15.9 for the quarter and six months ended March 31, 2020, respectively, and $7.6 and $14.1 for the quarter and six months ended March 31, 2019, respectively, and was recorded in SG&A expense.

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

(8) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance share awards and deferred compensation equity plans. Common shares issuable upon conversion of the MCPS are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2020 and 2019:

(in millions, except per share data)	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Basic earnings/(loss) per share	2020	2019	2020	2019
Net earnings/(loss) from continuing operations	$13.7	$(62.3)	$59.5	$8.5
Mandatory preferred stock dividends	(4.1)	(3.3)	(8.1)	(3.3)
Net earnings/(loss) from continuing operations attributable to common shareholders	9.6	(65.6)	51.4	5.2
Net loss from discontinued operations, net of tax	(131.4)	(11.0)	(131.1)	(11.0)
Net loss attributable to common shareholders	$(121.8)	$(76.6)	$(79.7)	$(5.8)

Weighted average common shares outstanding - Basic	69.1	67.3	69.1	63.5

Basic net earnings/(loss) per common share from continuing operations	$0.14	$(0.97)	$0.74	$0.08
Basic net loss per common share from discontinued operations	(1.90)	(0.17)	(1.89)	(0.17)
Basic net loss per common share	$(1.76)	$(1.14)	$(1.15)	$(0.09)

Diluted earnings/(loss) per share
Net loss attributable to common shareholders	$(121.8)	$(76.6)	$(79.7)	$(5.8)

Weighted average common shares outstanding - Basic	69.1	67.3	69.1	63.5

Dilutive effect of restricted stock equivalents	0.2	—	0.2	0.3
Dilutive effect of performance shares	0.1	—	0.4	0.6
Dilutive effect of stock based deferred compensation plan	0.1	—	0.1	0.2
Weighted average common shares outstanding - Diluted	69.5	67.3	69.8	64.6

Diluted net earnings/(loss) per common share from continuing operations	$0.14	$(0.97)	$0.74	$0.08
Diluted net loss per common share from discontinued operations	(1.89)	(0.17)	(1.88)	(0.17)
Diluted net loss per common share	$(1.75)	$(1.14)	$(1.14)	$(0.09)

For the quarters and six months ended March 31, 2020, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation. For the quarter ended March 31, 2019, as our continuing operations were in a loss position, all restricted shares were anti-dilutive and excluded from our dilutive net earnings/(loss) per share calculation. For the six months ended March 31, 2019, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation.

Performance based restricted stock equivalents of 1.3 million and 1.1 million were excluded for the quarter and six months ended March 31, 2020, respectively and 0.7 million for the six months ended March 31, 2019, respectively, as the performance targets for those shares had not been achieved as of the end of the applicable period. All performance shares were excluded from the quarter ended March 31, 2019 as our continuing operations were in a loss position.
The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings/(loss) per share.

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

Segment sales and profitability for the quarters and six months ended March 31, 2020 and 2019, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales
Americas	$409.9	$381.6	$924.4	$755.1
International	177.1	174.8	399.4	373.2
Total net sales	$587.0	$556.4	$1,323.8	$1,128.3
Segment Profit
Americas	$101.8	$88.7	$231.0	$204.8
International	40.4	36.4	92.6	91.0
Total segment profit	142.2	125.1	323.6	295.8

General corporate and other expenses (1)	(23.5)	(29.7)	(48.4)	(48.4)
Global marketing expense (2)	(5.6)	(6.4)	(11.7)	(9.5)
Research and development expense - Adjusted (3)	(7.7)	(8.7)	(16.2)	(14.2)
Amortization of intangible assets	(14.2)	(12.5)	(28.0)	(15.7)
Acquisition and integration costs (4)	(16.9)	(95.4)	(36.2)	(131.9)
Interest expense - Adjusted (5)(6)	(47.2)	(44.0)	(94.0)	(59.8)
Loss on extinguishment of debt (6)	—	—	(4.2)	—
Other items, net - Adjusted (7)	(5.2)	(2.4)	(4.3)	(0.3)
Total earnings/(loss) before income taxes	$21.9	$(74.0)	$80.6	$16.0

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarter and six months ended March 31, 2020 included $2.6 and $5.5 recorded in SG&A, respectively, and $3.0 and $6.2 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarter and six months ended March 31, 2019 included $2.2 and $3.4 recorded in SG&A, respectively, and $4.2 and $6.1 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarter and six months ended March 31, 2020 included $0.6 and $1.0, respectively, of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Inventory Step Up	$—	$27.2	$—	$27.2
Cost of products sold	8.3	4.5	15.2	4.5
Selling, general and administrative expense	8.1	29.1	19.2	48.0
Research and development expense	0.6	—	1.0	—
Interest expense	—	33.2	—	65.6
Other items, net	(0.1)	1.4	0.8	(13.4)
Total acquisition and integration costs	$16.9	$95.4	$36.2	$131.9

(5) Interest expense for the quarter and six months ended March 31, 2019 included $33.2 and $65.6, respectively, of acquisition commitment fees, debt ticking fees and interest on escrowed debt which have been reclassified for purposes of the reconciliation above.
(6) Loss on extinguishment of debt for the six months ended March 31, 2020 includes the write off of deferred financing fees related to the term loan refinancing and was recorded in Interest expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(7)
Other items, net for the quarter and six months ended March 31, 2020 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related income of $0.1 and costs of $0.8, respectively, which has been reclassified for purposes of the reconciliation above. For the quarter and six months ended March 31, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related costs of $1.4 and income of $13.4, respectively, which has been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. In addition, the Assets held for sale are assets utilized outside of the operating segments.

Total Assets	March 31, 2020	September 30, 2019
Americas	$1,099.4	$991.9
International	555.8	621.0
Total segment assets	$1,655.2	$1,612.9
Corporate	154.1	81.3
Goodwill and other intangible assets	2,943.2	2,963.7
Assets held for sale	—	791.7
Total assets	$4,752.5	$5,449.6

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

As of March 31, 2020 the amounts for leases included in our Consolidated (Condensed) Balance Sheet include:

Balance Sheet Location	March 31, 2020
Operating Leases:
Operating lease asset	$91.9

Operating lease liabilities - current	14.0
Operating lease liabilities	80.0
Total Operating Lease Liabilities	$94.0

Weighted-average remaining lease term (in years)	16.3
Weighted-average discount rate	4.4%

Finance Leases:
Property, plant and equipment, net	$45.7

Current portion of capital leases	1.7
Long-term debt	44.7
Total Finance Lease Liabilities	$46.4

Weighted Average remaining lease term (in years)	20.7
Weighted-average discount rate	6.8%

During the first quarter of fiscal 2020, Energizer entered into an operating lease that will result in significant rights and obligations; however, the lease will not commence until the third fiscal quarter of 2020. The commencement date was determined in accordance with ASC 842 based on when the lessor makes the underlying asset available for use. The lease term is for 16 years and the Company expects this lease to result in a material right of use operating lease asset and operating liabilities upon commencement.

The following table presents the components of lease expense:

	For the Quarter ended,	For the Six Months ended,
	March 31, 2020	March 31, 2020
Operating lease cost	$5.0	$9.5
Finance lease cost:
Amortization of assets	0.8	1.6
Interest on lease liabilities	0.7	1.5
Variable lease costs	0.8	1.1
Total lease costs	$7.3	$13.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Supplemental cash and non-cash information related to leases:

For the Six Months ended,
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.7
Operating cash flows from finance leases	1.5
Financing cash flows from finance leases	0.7

Non-cash increase in lease assets and lease liabilities:
Operating leases (1) (2)	$51.0
(1) During the first quarter of fiscal 2020, Energizer entered into a material embedded lease agreement which resulted in operating lease asset and lease liabilities of approximately $34. The embedded operating lease commenced on November 1, 2019. During the second quarter of fiscal 2020, Energizer renewed the North America headquarters lease, which resulted in a material lease modification and additional operating lease assets and lease liabilities of approximately $17.
(2) The non-cash increase in operating lease assets and liabilities above does not include the lease assets and lease liabilities recorded due to the ASC 842 implementation on October 1, 2019.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$9.4	$2.3
2021	15.8	4.6
2022	14.1	4.7
2023	13.1	4.6
2024	12.9	4.4
Thereafter	72.9	70.8
Total lease payments	138.2	91.4

Less: Imputed interest	(44.2)	(45.0)
Present value of lease liabilities	$94.0	$46.4

As previously disclosed in our 2019 Annual Report on Form 10-K and under ASC 840, the minimum rental commitments under non-cancellable operating leases directly held by Energizer and were in effect as of September 30, 2019, were $16.8 in fiscal 2020, $10.3 in fiscal 2021, $6.6 in fiscal 2022, $5.8 in fiscal 2023, $5.4 in fiscal 2024 and $38.9 thereafter.

(11) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth goodwill by segment as of October 1, 2019 and March 31, 2020:

	Americas	International	Total
Balance at October 1, 2019	$861.6	$143.2	$1,004.8
Battery Acquisition	0.7	0.2	0.9
Auto Care Acquisition	3.8	0.1	3.9
Cumulative translation adjustment	(0.1)	(0.6)	(0.7)
Balance at March 31, 2020	$866.0	$142.9	$1,008.9

Energizer had indefinite-lived intangible assets of $1,361.5 at March 31, 2020 and $1,363.8 at September 30, 2019. The difference between the periods is driven by currency adjustments.

Total intangible assets at March 31, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(11.9)	$47.8
Customer relationships	394.2	(47.6)	346.6
Patents	34.5	(9.5)	25.0
Proprietary technology	172.5	(26.6)	145.9
Proprietary formulas	2.4	(0.4)	2.0
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.7	(0.3)	5.4
Total Amortizable intangible assets	669.5	(96.7)	572.8
Trademarks and trade names - indefinite lived	1,361.5	—	1,361.5
Total Other intangible assets, net	$2,031.0	$(96.7)	$1,934.3

Total intangible assets at September 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(9.9)	$49.8
Customer relationships	394.2	(34.3)	359.9
Patents	34.5	(8.2)	26.3
Proprietary technology	172.5	(15.7)	156.8
Proprietary formulas	2.4	(0.3)	2.1
Non-compete	0.5	(0.3)	0.2
Total Amortizable intangible assets	663.8	(68.7)	595.1
Trademarks and trade names - indefinite lived	1,363.8	—	1,363.8
Total Other intangible assets, net	$2,027.6	$(68.7)	$1,958.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(12) Debt

The detail of long-term debt was as follows:

	March 31, 2020	September 30, 2019
2019 Senior Secured Term Loan A Facility Due 2022	$365.0	$—
Senior Secured Term Loan A Facility due 2021	—	77.5
Senior Secured Term Loan B Facility due 2025	313.5	982.5
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	500.0	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	717.0	708.4
7.750% Senior Notes due 2027	600.0	600.0
Capital lease obligations	46.4	46.9
Total long-term debt, including current maturities	3,141.9	3,515.3
Less current portion	(93.0)	(1.6)
Less unamortized debt discount and debt issuance fees	(38.3)	(52.1)
Total long-term debt	$3,010.6	$3,461.6

Long-term debt - On December 27, 2019, the Company amended the existing Term Loan Agreement and refinanced $365.0 of term loan debt. The amendment established a new $365.0 Term Loan A facility due December 2022, which was used to pay down $300.0 of the existing Term Loan B facility due in 2025 and $65.0 of the existing Term Loan A facility due in 2021. The pay down of the Term Loan B facility was deemed to be an extinguishment and the Company wrote-off $4.2 of deferred financing fees during the first quarter. Debt issuance fees paid related to the term loan refinancing were $0.9 during the six months ended March 31, 2020.

During the quarter ended March 31, 2020, the Company utilized the available proceeds from the Varta Divestiture and the related hedging arrangements to pay down $345.8 of the borrowings outstanding on the Term Loan B facility due in 2025.

As of March 31, 2020, the Company had $173.0 of outstanding borrowings under the Revolving Credit Facility and $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $219.7 remained available as of March 31, 2020. As of March 31, 2020 and September 30, 2019, our weighted average interest rate on short-term borrowings was 3.6% and 3.8%, respectively.

Subsequent to the quarter, on April 2, 2020, the Company drew down the remaining availability on its Revolving Credit Facility. On April 22, 2020, the Company finalized an add-on offering of $250.0 of our 6.375% Senior Notes due 2026 (2026 Notes Add-On). The 2026 Notes Add-On priced at 102.25% of the principal amount. The Company used the net proceeds from the offering to repay indebtedness outstanding under its Revolving Credit Facility and to pay fees and expenses related to the offering. The 2026 Notes Add-On was offered to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2026 Notes in January and July.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $200.0 at March 31, 2020.

Notes payable - The notes payable balance was $184.1 at March 31, 2020 and $31.9 at September 30, 2019. The March 31, 2020 balance was comprised of $173.0 of borrowings on the Revolving Credit Facility as well as $11.1 of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

other borrowings, including those related to foreign affiliates. The September 30, 2019 balance was comprised of $25.0 outstanding borrowings on the Revolving Credit facility as well as $6.9 of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2020, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Subsequent to quarter end, the Company entered into an amendment to the Credit Agreement that governs the Revolving Credit Facility and Term Loan facilities to reduce the contractual step-down in the maximum Total Net Leverage Ratio at the end of the fourth quarter of fiscal 2021.

Debt Maturities - Aggregate maturities of long term debt as of March 31, 2020 are as follows:

Long-term debt
One year	$91.3
Two year	91.3
Three year	182.5
Four year	10.0
Five year	10.0

Thereafter	2,710.4
Total long-term debt payments due	$3,095.5

Refer to Note 10, Leases, for the capital lease aggregate maturity table.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended March 31,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$0.2	$0.2
Interest cost	4.0	5.1	0.3	0.8
Expected return on plan assets	(6.1)	(6.5)	(0.6)	(1.3)
Amortization of unrecognized net losses	1.6	1.0	0.3	0.2
Net periodic (benefit)/cost	$(0.5)	$(0.4)	$0.2	$(0.1)

	For the Six Months Ended March 31,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$0.4	$0.3
Interest cost	8.0	10.2	0.6	1.4
Expected return on plan assets	(12.2)	(13.0)	(1.2)	(2.5)
Amortization of unrecognized net losses	3.2	2.0	0.6	0.5
Net periodic (benefit)/cost	$(1.0)	$(0.8)	$0.4	$(0.3)

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

(14) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the quarter ended March 31, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 11, 2019, the Board of Directors declared a cash dividend for the first quarter of fiscal 2020 of $0.30 per common share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019.

On January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of 2020 of $0.30 per share of common stock, payable on March 18, 2020, to all shareholders of record as of the close of business February 22, 2020.

During the six months ended March 31, 2020 and 2019, total dividends declared were $42.8 and $40.0, respectively. The payments made of $43.7 and $40.8 during the six months ended March 31, 2020 and 2019, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2019 which had been declared in fiscal 2019. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020, which was paid on January 15, 2020. On January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

record as of the close of April 1, 2020. This dividend was accrued at March 31, 2020 and was paid on April 15, 2020.

Subsequent to the end of the fiscal quarter, on April 27, 2020, the Board of Directors declared a cash dividend for the third quarter of 2020 of $0.30 per share of common stock, payable on June 10, 2020, to all shareholders of record as of the close of business May 20, 2020.

Subsequent to the end of the fiscal quarter, on April 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on July 15, 2020, to all shareholders of record as of the close of business on July 1, 2020.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2020 and September 30, 2019, as well as the Company's objectives and strategies for holding these derivative instruments.

Commodity Price Risk—The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

Foreign Currency Risk—A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the economic or competitive environment. Conversely, a strengthening of currencies relative to the U.S. dollar can improve margins. The primary currencies to which Energizer is exposed include the Euro, the British pound, the Canadian dollar and the Australian dollar. However, the Company also has significant exposures in many other currencies which, in the aggregate, may have a material impact on the Company's operations.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2020, Energizer had variable rate debt outstanding with a principal balance of $851.5 under the 2019 and 2018 Term Loans and the Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $200.0 at March 31, 2020.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2020 and September 30, 2019, Energizer had an unrealized pre-tax gain of $5.1 and $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2020 levels, over the next 12 months, $5.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021. There were 64 open foreign currency contracts at March 31, 2020, with a total notional value of approximately $141.

The Company began entering into hedging contracts on zinc purchases in March 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2021. There were sixteen open contracts at March 31, 2020, with a total notional value of approximately $29. The pre-tax loss recognized on the zinc contracts was $7.0 and $1.0 at March 31, 2020 and September 30, 2019, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $200.0 at March 31, 2020. At March 31, 2020 and September 30, 2019, Energizer recorded an unrealized pre-tax net loss of $9.2 and $4.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were seven open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2020, with a total notional value of approximately $70.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2020 and September 30, 2019, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2020 and 2019, respectively:

	At March 31, 2020	For the Quarter Ended March 31, 2020		For the Six Months Ended March 31, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/ (Liability) (1)	Gain/(loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$5.1	$7.3	$0.8	$3.3	$2.7
Interest rate swaps (2017 and 2018)	(9.2)	(5.9)	(0.6)	(5.4)	(1.1)
Zinc contracts	(7.0)	(5.3)	—	(6.3)	(0.3)
Total	$(11.1)	$(3.9)	$0.2	$(8.4)	$1.3

	At September 30, 2019	For the Quarter Ended March 31, 2019		For the Six Months Ended March 31, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3)(4)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$4.5	$0.9	$2.0	$4.1	$4.8
Interest rate swaps (2017 and 2018)	(4.7)	(2.2)	0.3	(6.9)	0.2
Zinc contracts	(1.0)	0.2	—	0.2	—
Total	$(1.2)	$(1.1)	$2.3	$(2.6)	$5.0
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

The following table provides estimated fair values as of March 31, 2020 and September 30, 2019 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended March 31, 2020 and September 30, 2019, respectively:

	At March 31, 2020	For the Quarter Ended March 31, 2020	For the Six Months Ended March 31, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.4)	$(0.7)	$(1.6)

	At September 30, 2019	For the Quarter Ended March 31, 2019	For the Six Months Ended March 31, 2019
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$4.3	$0.1	$1.1
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

Offsetting of derivative assets
		At March 31, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$6.7	$(0.7)	$6.0	$9.4	$(0.4)	$9.0

Offsetting of derivative liabilities
		At March 31, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.9)	$0.6	$(1.3)	$(0.4)	$0.2	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2020 and September 30, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	March 31, 2020	September 30, 2019
Deferred compensation	$(24.3)	$(28.1)
Exit lease liability	—	(0.1)
Derivatives - Foreign Currency contracts	5.1	4.5
Derivatives - Foreign Currency contracts (non-hedge)	(0.4)	4.3
Derivatives - 2017 and 2018 Interest Rate swaps	(9.2)	(4.7)
Derivatives - Zinc contracts	(7.0)	(1.0)
Net Liabilities at estimated fair value	$(35.8)	$(25.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2020 and at September 30, 2019.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents are determined based on level 2 inputs.

At March 31, 2020, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At March 31, 2020, the fair market value of fixed rate long-term debt was $2,385.2 compared to its carrying value of $2,417.0, and at September 30, 2019 the fair market value of fixed rate long-term debt was $2,474.7 compared to its carrying value of $2,408.4. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(16) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)
OCI before reclassifications	(24.5)	(0.8)	(5.0)	2.3	(4.2)	(32.2)
Reclassifications to earnings	—	3.0	0.3	(2.1)	0.8	2.0
Activity related to discontinued operations	19.3	3.0	(0.9)	—	—	21.4
Balance at March 31, 2020	$(129.2)	$(168.1)	$(5.4)	$3.3	$(7.7)	$(307.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$0.8	$2.0	$2.7	$4.8	Cost of products sold
Interest rate contracts	(0.6)	0.3	(1.1)	0.2	Interest expense
Zinc contracts	—	—	(0.3)	—	Cost of products sold
	0.2	2.3	1.3	5.0	Earnings before income taxes
	(0.1)	(0.5)	(0.3)	(1.2)	Income tax benefit
	$0.1	$1.8	$1.0	$3.8	Net earnings
Amortization of defined benefit pension items
Actuarial loss	(1.9)	(1.2)	(3.8)	(2.5)	(2)
	0.3	0.2	0.8	0.4	Income tax provision
	$(1.6)	$(1.0)	$(3.0)	$(2.1)	Net loss
Total reclassifications to earnings	$(1.5)	$0.8	$(2.0)	$1.7	Net (loss)/earnings
(1) Amounts in parentheses indicate debits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 13, Pension Plans, for further details).

(17) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Other items, net
Interest income	$(0.1)	$(0.7)	$(0.2)	$(1.0)
Foreign currency exchange gain	5.5	3.8	5.1	2.7
Pension benefit other than service costs	(0.5)	(0.7)	(1.0)	(1.4)
Other	0.3	—	0.4	—
Acquisition foreign currency loss/(gain)	—	—	2.2	(9.0)
Interest income on restricted cash	—	—	—	(5.8)
Transition services agreement income	(0.1)	(0.1)	(0.4)	(0.1)
Gain on sale of assets	—	—	(1.0)	—
Settlement of acquired business hedging contracts	—	1.5	—	1.5
Total Other items, net	$5.1	$3.8	$5.1	$(13.1)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2020	September 30, 2019
Inventories
Raw materials and supplies	$85.2	$70.5
Work in process	102.7	103.7
Finished products	282.8	295.1
Total inventories	$470.7	$469.3
Other Current Assets
Miscellaneous receivables	$23.1	$16.5
Due from Spectrum	44.0	7.6
Prepaid expenses	97.2	71.3
Value added tax collectible from customers	22.6	23.1
Other	19.0	58.6
Total other current assets	$205.9	$177.1
Property, Plant and Equipment
Land	$9.0	$9.6
Buildings	118.8	119.9
Machinery and equipment	812.7	823.0
Capital leases	45.7	50.4
Construction in progress	36.2	25.8
Total gross property	1,022.4	1,028.7
Accumulated depreciation	(675.8)	(666.7)
Total property, plant and equipment, net	$346.6	$362.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$10.8	$11.8
Accrued trade allowances	24.6	53.1
Accrued salaries, vacations and incentive compensation	34.1	59.2
Accrued interest expense	36.0	37.4
Due to Spectrum	1.4	2.6
Accrued acquisition and integration costs	5.2	7.9
Restructuring reserve	9.7	9.8
Income taxes payable	23.2	23.4
Other	176.2	128.4
Total other current liabilities	$321.2	$333.6
Other Liabilities
Pensions and other retirement benefits	$103.2	$109.0
Deferred compensation	24.3	28.1
Restructuring reserve	3.7	—
Mandatory transition tax	16.7	16.7
Other non-current liabilities	74.4	50.8
Total other liabilities	$222.3	$204.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(18) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included Energizer stock consideration. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum has the right to sell such shares on or after January 28, 2020, including through one or more registered secondary offerings. Upon Spectrum’s written request that is not withdrawn, Energizer is obligated to use commercially reasonable efforts to file a shelf registration statement covering the resale by Spectrum of its Energizer common stock. As of March 31, 2020, Spectrum owns 4.3 million shares, or 6.3% of the Company's outstanding common shares.

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

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of March 31, 2020, the Company has exited most of the TSA and reverse TSA. The Company still has certain information systems and back office support agreements that will continue throughout fiscal 2020 as the Company continues its integration of its information systems.

During the quarter and six months ended March 31, 2020, the Company paid $0.5 and $1.1, respectively to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the quarter ended March 31, 2020, the Company incurred expenses of $1.9 in SG&A and $0.1 in Cost of products sold. For the six months ended March 31, 2020, the Company incurred expenses of $6.3 in SG&A and $0.3 in Cost of products sold. The Company incurred expense of $5.0 in SG&A and $0.4 in COGS during the quarter and six months ended March 31, 2019.

The Company also recorded income of $0.1 and $0.4 in Other items, net related to the reverse transaction services agreements provided for the quarter and six months ended March 31, 2020, respectively. The Company recorded income of $0.1 in Other items, net related to the reverse transaction services agreements provided for the quarter and six months ended March 31, 2019.

Related to these agreements, the Company had a payable to Spectrum of $1.4 and $2.6 in Other current liabilities and a receivable from Spectrum of $44.0 and $7.6 in Other current assets as of March 31, 2020 and September 30, 2019, respectively, as well as a receivable from Spectrum in Other assets of $16.8 as of March 31, 2020. The asset balances from Spectrum also include the tax indemnifications due from Spectrum under the initial purchase agreements.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $4.6 and $9.4 for the quarter and six months ended March 31, 2020 and $4.4 for the quarter and six months ended March 31, 2019. The Company recorded $1.9 and $0.1 in Accounts payable at March 31, 2020 and September 30, 2019, respectively, related to these purchases.

In discontinued operations, the Company recorded income of $3.8 for reverse TSA, and recorded expense of $0.3 for the six months ended March 31, 2020 and recorded income of $4.1 for reverse TSA, and recorded expense of $0.7 for the three and six months ended March 31, 2019. In addition, there was a payable due to Spectrum of $22.5 recorded in Liabilities held for sale and a receivable from Spectrum of $8.9 recorded in Assets held for sale as of September 30, 2019.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2020, the Company had approximately $19.8 of purchase obligations under these contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is meant to provide investors with information management believes is helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated Financial Statements (unaudited) and corresponding notes included herein.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements . We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	market and economic conditions;

•	market trends in the categories in which we compete;

•	the impact of the novel coronavirus (COVID-19) global pandemic;

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

•	the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	financial strength of distributors and suppliers;

•	our ability to improve operations and realize cost savings;

•	the impact of the United Kingdom’s future trading relationships following its exit from the European Union;

•	the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	the impact of adverse or unexpected weather conditions;

•	uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;

•	the impact of raw materials and other commodity costs;

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 19, 2019, as well as in Item 1A. Risk Factors of this Form 10-Q.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, loss on extinguishment of debt, and the one-time impact of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the U.S. tax legislation from December 2017. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

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

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, the loss on extinguishment of debt and the one-time impact of the CARES Act and the U.S. income tax legislation from December 2017.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of the CARES Act and the U.S. tax legislation from December 2017.

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
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration.

Novel Coronavirus (COVID-19)

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 health crisis poses significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates.

During these challenging times, the Company is operating with two enduring principles - ensuring the health of our colleagues and business continuity. We are following the guidelines issued by the U.S. Center for Disease Control and Prevention and the World Health Organization and have instituted work from home for the majority of our office locations. We have also instituted additional measures at our production facilities, including temperature monitoring, enhanced facility cleaning, visual cues to aid in social distancing, and staggered shifts to minimize the number of colleagues on-site at any given time. We track and monitor suspected and confirmed cases of COVID-19, and we encourage colleagues to stay home if they or their family members are ill.

During natural disasters and other crises such as the COVID-19 pandemic, our battery products are needed not only by end consumers, but also by healthcare professionals and others who are directly combatting COVID-19, including doctors, nurses and first responders, as well as others who are performing essential services, such as truck drivers. This has been evident in the recent increased demand for our battery products in several key markets in the U.S. across nearly all retail channels. Energizer provides batteries that power medical devices, including thermometers, blood pressure, heart and fall monitors and pulse oximeters, and other products that are critical during the COVID-19 outbreak. Energizer’s batteries also power devices and equipment that keep people safe and working at home, such as water heaters, smoke alarms, carbon monoxide detectors, wireless keyboards and mice.

Auto care products are more discretionary by nature, and COVID-19 has negatively impacted our sales of these products and may continue to do so as we expect an overall reduction in travel due to shelter-in-place orders, work and travel restrictions, and other similar measures to try to contain the COVID-19 virus. However, we expect consumers to focus on wipes and cleaning products and during recessions consumers often turn to less expensive Do It Yourself versus Do It for Me services.

Our core batteries business in North America and EMEA performed strongly in the second fiscal quarter of 2020, and we have experienced softness in Latin America and Asia across both the battery and auto care businesses, as well as modest incremental operating costs, as a result of the social distancing measures enacted to combat COVID-19. While the full impact of COVID-19 is uncertain, we have multiple options to further mitigate the liquidity impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our global supply chain, and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See Item 1A. Risk Factors, for additional considerations.

Battery Acquisition

On January 2, 2019, the Company completed its acquisition of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business for a contractual purchase price of $2,000.0, subject to certain purchase price adjustments (Battery Acquisition). The Battery Acquisition included the Rayovac® and Varta® brands (Acquired Battery Business). The Company's second quarter of fiscal 2020 and 2019 both included the operations of the Acquired Battery Business. For fiscal 2020, the incremental revenues and segment profit from the Acquired Battery

Business were $125.5 and $27.9, respectively, relating to three months of activity for which they were not owned in the comparable periods in fiscal 2019.

Subsequent to the quarter, on January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). In addition, pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received were approximately $346, which are subject to a working capital settlement and other contractual adjustments which are expected to be completed in the third fiscal quarter.

Auto Care Acquisition

On January 28, 2019, the Company acquired Spectrum’s global auto care business, including the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business) for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments (Auto Care Acquisition). The months of February and March of 2019 and 2020 both include the operations of the Acquired Auto Care Business. For January 2020, the Acquired Auto Care Business added incremental revenues and segment profit of $23.7 and $7.0, respectively, relating to one month of activity for which they were not owned in the comparable second fiscal quarter of 2019. For fiscal year 2020, the incremental revenues and segment profit from the Acquired Auto Care Business were $85.1 and $17.1, respectively, relating to four months of activity for which they were not owned in the comparable periods in fiscal 2019.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs of $16.9 and $36.2 in the quarter and six months ended March 31, 2020, respectively, and $95.4 and $131.9 for the quarter and six months ended March 31, 2019, respectively.

Pre-tax costs recorded in Costs of products sold were $8.3 and $15.2 for the quarter and six months ended March 31, 2020, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring. Pre-tax costs recorded in Costs of products sold were $31.7 for both the quarter and the six months ended March 31, 2019 and primarily related to the inventory fair value adjustment of $27.2.

Pre-tax acquisition and integration costs recorded in SG&A were $8.1 and $19.2 for the quarter and six months ended March 31, 2020, respectively, related to the integration of the acquisitions, including consulting fees and costs of integrating the information technology systems of the businesses. Pre-tax acquisition and integration costs recorded in SG&A were $29.1 and $48.0 for the quarter and six months ended March 31, 2019, respectively, primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery and Auto Care Acquisitions.

For the quarter and six months ended March 31, 2020, the Company recorded $0.6 and $1.0, respectively, in research and development.

Also included in the pre-tax acquisition costs for the quarter and six months ended March 31, 2019 was $33.2 and $65.6, respectively, of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net for the quarter ended March 31, 2020 was $0.1 of pre-tax transition services income. Other items, net for the six months ended March 31, 2020 were pre-tax expenses of $0.8, which included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.4 transition services income.

In the quarter ended March 31, 2019, the Company incurred $1.5 of expense to settle hedge contracts of the acquired business and earned income of $0.1 related to transition services agreements. During the first quarter of 2019, prior to closing on the Battery Acquisition, the Company held the funds from the escrowed debt offerings in a restricted cash account. Other items, net for the six months ended March 31, 2019 also included a pre-tax gain of

$9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity and interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition.

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

The total pre-tax expense related to the restructuring plans for the quarter and six months ended March 31, 2020 were $7.4 and $13.7, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, and other exit costs. The costs were reflected in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. Costs for the quarter ended March 31, 2020 were incurred within the Americas and International segments in the amount of $6.9 and $0.5, respectively. Costs for the six months end March 31, 2020 were incurred within the Americas and International segments in the amount of $12.8 and $0.9, respectively.

Total pre-tax charges relating to the restructuring since inception were $25.8. At March 31, 2020, the restructuring reserve was recorded on the Consolidated (Condensed) Balance sheet in Other current liabilities of $9.7 and Other liabilities of $3.7.

Energizer expects to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $50 through the end of calendar 2021. Total cost savings by the end of calendar 2021 are expected to be approximately $60 to $65 annually, primarily to be realized within Cost of products sold. Realization of cost savings from the restructuring plans began in the first quarter of fiscal 2020.

Refer to Note 5 for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net earnings from continuing operations of $13.7, or $0.14 per diluted common share. This compares to a Net loss from continuing operations of $62.3, or a loss of $0.97 per diluted common share, in the prior year second fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.37 for the second fiscal quarter as compared to $0.20 in the prior year quarter, an increase of 85.0%.
For the six months ended March 31, 2020, Energizer reported Net earnings from continuing operations of $59.5, or $0.74 per diluted common share. This compares to the net earnings from continuing operations of $8.5, or $0.08 per diluted common shares in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $1.22 for the six month period compared to the $1.69 in the prior year comparable period, a decrease of 27.8%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, the loss on extinguishment of debt and the one-time impact of the CARES Act and the U.S. tax legislation from December 2017 as described in the tables below. The impact of these items are provided below as a reconciliation of Net earnings/(loss) from continuing operations and Diluted net earnings/(loss) from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on non-GAAP measures above.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(121.8)	$(76.6)	$(79.7)	$(5.8)
Mandatory preferred stock dividends	(4.1)	(3.3)	(8.1)	(3.3)
Net loss	$(117.7)	$(73.3)	$(71.6)	$(2.5)
Net loss from discontinued operations	(131.4)	(11.0)	(131.1)	(11.0)
Net earnings/(loss) from continuing operations	$13.7	$(62.3)	$59.5	$8.5
Pre-tax adjustments
Acquisition and integration (1)	$16.9	$95.4	$36.2	$131.9
Loss on extinguishment of debt (2)	—	—	4.2	—
Total adjustments, pre-tax	$16.9	$95.4	$40.4	$131.9
After tax adjustments
Acquisition and integration	$12.8	$79.1	27.5	107.0
Loss on extinguishment of debt	—	—	3.2	—
One-time impact of the CARES Act	3.4	—	3.4	—
One-time impact of the new U.S. Tax Legislation	—	—	—	1.5
Total adjustments, after tax	$16.2	$79.1	$34.1	$108.5
Adjusted net earnings from continuing operations (3)	$29.9	$16.8	$93.6	$117.0
Mandatory preferred stock dividends	(4.1)	(3.3)	(8.1)	(3.3)
Adjusted net earnings from continuing operations attributable to common shareholders	$25.8	$13.5	$85.5	$113.7

Diluted net earnings/(loss) per common share - continuing operations	$0.14	$(0.97)	$0.74	$0.08
Adjustments (per common share)
Acquisition and integration	0.18	1.16	0.39	1.54
Loss on extinguishment of debt	—	—	0.04	—
One time impact of the CARES Act	0.05	—	0.05	—
One-time impact of new U.S tax legislation	—	—	—	0.02
Impact for diluted share calculation (3)	—	0.01	—	0.05
Adjusted diluted net earnings per diluted common share - continuing operations	$0.37	$0.20	$1.22	$1.69
Weighted average shares of common stock - Diluted	69.5	67.3	69.8	64.6
Adjusted Weighted average shares of common stock - Diluted (4)	69.5	68.3	69.8	69.3

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Inventory step up (COGS)	$—	$27.2	$—	$27.2
Cost of products sold	8.3	4.5	15.2	4.5
SG&A	8.1	29.1	19.2	48.0
Research and development	0.6	—	1.0	—
Interest expense	—	33.2	—	65.6
Other items, net	(0.1)	1.4	0.8	(13.4)
Total acquisition and integration costs	$16.9	$95.4	$36.2	$131.9
(2) This loss on extinguishment of debt is associated with the term loan refinancing which occurred in the first fiscal quarter of 2020 and was recorded in interest expense on the Consolidated (Condensed) Statement of Earnings.

(3) The effective tax rate for the quarter ended March 31, 2020 and 2019 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.9% and 21.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The effective tax rate for the six months ended March 31, 2020 and 2019 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.6% and 20.9%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(4) Adjusted net earnings from continuing operations for the quarter ended March 31, 2019 results in net earnings compared to the reported number of a net loss. To calculate the Adjusted diluted net earnings per common share - continuing operations, the Adjusted Weighted average shares of common stock - Diluted factor in the diluted performance shares and restricted shares of 1.0 million which were anti-dilutive on a reported basis.

For the six months ended March 31, 2019 calculation, the Adjusted Weighted average shares of common stock - Diluted is assuming conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been adjusted out of the Adjusted net earnings.

Highlights

Total Net sales (In millions - Unaudited)
	For the Quarter Ended March 31, 2020		For the Six Months Ended March 31, 2020
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$556.4		$1,128.3
Organic	15.0	2.7%	(4.7)	(0.4)%
Impact of Battery Acquisition	—	—%	125.5	11.1%
Impact of Auto Care Acquisition	23.7	4.3%	85.1	7.5%
Change in Argentina	(0.7)	(0.1)%	(0.5)	—%
Impact of currency	(7.4)	(1.4)%	(9.9)	(0.9)%
Net Sales - current year	$587.0	5.5%	$1,323.8	17.3%
See non-GAAP measure disclosures above.

Net sales were $587.0 for the second quarter of 2020, an increase of $30.6 as compared to the prior year quarter driven by the following items:

•	Organic net sales increased 2.7% in the second fiscal quarter due to the following items:

◦	Increased distribution across both of our segments contributed 1.9%;

◦	Replenishment volumes, including the beneficial impacts of COVID-19 on battery demand, contributed 1.6%;

◦	Channel and product mix in addition to trade investment reduced the organic increase by 0.8%.

•	The Auto Care Acquisition, which occurred on January 28, 2019, contributed one additional month of Net sales of $23.7, or 4.3%;

•	The unfavorable impact due to the change in Argentina operations was $0.7; and

•	Unfavorable foreign currency impacts were $7.4, or 1.4%.

Net sales for the six months ended March 31, 2020 were $1,323.8, an increase of $195.5 as compared to the prior year comparative period, driven by the following items:

•	Organic net sales were down 0.4% due to the following items:

◦
A decline in point-of-sale trends driven by the US price increase taken in the prior year and the impacts of a competitive launch, coupled with lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019, offset by the beneficial impacts of COVID-19 on battery demand, contributed 1.8% to the organic decrease;

◦	Phasing of holiday activity from the first quarter to the fourth quarter of fiscal 2019 contributed 1.2% to the organic decrease;

◦	Increased distribution across both of our segments partially offset the organic decrease by 2.2%; and

◦	Pricing actions, slightly offset by channel and product mix in addition to increased trade investment, offset the organic decrease by 0.4%.

•	The positive impact of the acquisitions was $210.6, or 18.6%;

•	The unfavorable impact due to the change in Argentina operations was $0.5; and

•	Unfavorable currency impacts were $9.9, or 0.9%.

Gross margin percentage on a reported basis for the second fiscal quarter of 2020 was 40.1%, compared to 34.9% in the prior year. Excluding $8.3 of integration costs in the current quarter, adjusted gross margin was 41.6%, compared to 40.6% in the prior year, excluding inventory step up costs of $27.2 and acquisition and integration costs of $4.5 in the prior year. The 100 basis point increase from prior year was driven by realized synergies and improved material pricing partially offset by unfavorable channel and product mix, the operational impact of COVID-19 and foreign currency movements.

Gross margin percentage on a reported basis for the six months ended March 31, 2020 was 40.6%, compared to 41.6% in the prior year comparative period. Excluding $15.2 of acquisition and integration costs in the current year, adjusted gross margin was 41.7%, compared to 44.4% in the prior year, excluding inventory step up costs of $27.2 and acquisition and integration costs of $4.5 in the prior year. The 270 basis point decrease from prior year was largely driven by the lower margin rate profile of the acquired businesses, as well as unfavorable channel and product mix, foreign currency movements, tariffs and the operational impact of COVID-19. These decreases were partially offset by improved material pricing and realized synergies.

Advertising and sales promotion expense (A&P) was $22.8, or 3.9% of net sales, in the second fiscal quarter of 2020, as compared to $24.7, or 4.4% of net sales, in the prior second fiscal quarter 2019. The decrease of $1.9 was due to timing of spending for our broad portfolio as well as product and packaging innovation and promotional support for the auto care brands.

A&P was $69.6, or 5.3% of net sales, as compared to $65.6, or 5.8% of net sales, in the prior year comparative period. The increase of $4.0 over the prior year is driven by incremental spending of $3.5 on our acquired businesses which was primarily for product and packaging innovation and promotional support for our auto care brands.

Selling, general, and administrative expense (SG&A) was $116.1 in the second fiscal quarter of 2020, or 19.8% of net sales, as compared to $141.3, or 25.4% of net sales, in the prior period. Included in the second fiscal quarter of 2020 and 2019 results were acquisition and integration costs of $8.1 and $29.1, respectively. Excluding acquisition and integration costs, adjusted SG&A was $108.0, or 18.4% of net sales, as compared to $112.2, or 20.2% of net sales, in the prior year. The decrease of $4.2 was driven by synergy realization primarily due to transition service agreement (TSA) exits, lower mark to market expense on deferred compensation and reduced spending in the back half of the quarter due in part to COVID-19 impacts and restrictions.
SG&A was $238.2 for the six months ended March 31, 2020, or 18.0% of net sales, as compared to $245.9, or 21.8% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2020 and 2019 results were acquisition and integration costs of $19.2 and $48.0, respectively. Excluding the acquisition and integration costs, adjusted SG&A was $219.0 or 16.5% of net sales, as compared to the $197.9, or 17.5% of net sales, in the prior year. The absolute dollar increase was due to the incremental SG&A of approximately $26 from the acquired businesses in fiscal 2020 compared to fiscal 2019, slightly offset by synergy realization and lower mark to market expense. The decrease in percentage was driven by synergy realization, primarily due to TSA exits, lower mark to market expense on deferred compensation and reduced spending in the back half of the second quarter due in part to COVID-19 impacts and restrictions.
Research and Development (R&D) was $8.3, or 1.4% of net sales, for the quarter ended March 31, 2020, as compared to $8.7, or 1.6% of net sales, in the prior year comparative period. For the six months ended March 31, 2020, R&D was $17.2, or 1.3% of net sales, as compared to $14.2, or 1.3% of net sales in the prior year comparative period.
Interest expense was $47.2 for the second fiscal quarter of 2020, compared to $77.2 for the prior year comparative period. Excluding the prior year acquisition costs of $33.2, the current year Interest expense increased $3.2 attributed to a higher average debt balance associated with the acquisitions.
Interest expense was $98.2 for the six months ended March 31, 2020, and $125.4 for the prior year comparative period. Excluding the current year $4.2 loss on extinguishment of debt and the prior year interest expense and ticking fees related to the the Battery Acquisition as well as the issuance fees associated with the Battery and Auto Care Acquisitions' new debt issued in January 2019 of $65.6, the current year interest expense increased $34.2 attributed to a higher average debt balance associated with the acquisitions.
Other items, net was expense of $5.1 for the second fiscal quarter of 2020 compared to $3.8 for the prior year second quarter. Other items, net was expense of $5.1 and a benefit of $13.1 for six months ended March 31, 2020 and 2019, respectively.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Other items, net
Interest income	$(0.1)	$(0.7)	$(0.2)	$(1.0)
Foreign currency exchange loss	5.5	3.8	5.1	2.7
Pension benefit other than service costs	(0.5)	(0.7)	(1.0)	(1.4)
Other	0.3	—	0.4	—
Acquisition foreign currency loss/(gain)	—	—	2.2	(9.0)
Interest income on restricted cash	—	—	—	(5.8)
Transition services agreement income	(0.1)	(0.1)	(0.4)	(0.1)
Gain on sale of assets	—	—	(1.0)	—
Settlement of acquired business hedging contract	—	1.5	—	1.5
Total Other items, net	$5.1	$3.8	$5.1	$(13.1)

The effective tax rate on a year to date basis was 26.2% as compared to 46.9% in the prior year. The current year rate includes costs related to acquisition and integration in addition to the unfavorable impact of the CARES Act, which was signed into law on March 27, 2020 and provides, among other things, increased interest deduction limitations to companies in order to decrease overall cash taxes paid. The prior year rate includes $1.5 for the one-

time impact of U.S. tax legislation passed in December 2017 and the impact of the disallowed transaction costs resulting from the acquisitions, which drove a higher tax rate in the prior year. Excluding the impact of these Non-GAAP adjustments, the year to date adjusted effective tax rate was 22.6% as compared to 20.9% in the prior year. The increase in the rate versus prior year is due to the country mix of earnings which drove a higher foreign tax rate as well as the expiration of certain tax holidays in foreign jurisdictions.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 9, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended March 31, 2020 and 2019. Segment sales and Segment profit analysis for the quarter and six months ended March 31, 2020 are presented below.

Net sales (In millions)
Quarter and Six Months Ended March 31, 2020

	Quarter Ended March 31, 2020		Six Months Ended March 31, 2020
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '19	$381.6		$755.1
Organic	10.9	2.9%	(8.1)	(1.1)%
Impact of Battery Acquisition	—	—%	107.1	14.2%
Impact of Auto Care Acquisition	21.1	5.5%	74.0	9.8%
Change in Argentina	(0.7)	(0.2)%	(0.5)	(0.1)%
Impact of currency	(3.0)	(0.8)%	(3.2)	(0.4)%
Net sales - FY '20	$409.9	7.4%	$924.4	22.4%

International
Net sales - FY '19	$174.8		$373.2
Organic	4.1	2.3%	3.4	0.9%
Impact of Battery Acquisition	—	—%	18.4	4.9%
Impact of Auto Care Acquisition	2.6	1.5%	11.1	3.0%
Impact of currency	(4.4)	(2.5)%	(6.7)	(1.8)%
Net sales - FY '20	$177.1	1.3%	$399.4	7.0%

Total Net sales
Net sales - FY '19	$556.4		$1,128.3
Organic	15.0	2.7%	(4.7)	(0.4)%
Impact of Battery Acquisition	—	—%	125.5	11.1%
Impact of Auto Care Acquisition	23.7	4.3%	85.1	7.5%
Change in Argentina	(0.7)	(0.1)%	(0.5)	—%
Impact of currency	(7.4)	(1.4)%	(9.9)	(0.9)%
Net sales - FY '20	$587.0	5.5%	$1,323.8	17.3%

Results for the Quarter Ended March 31, 2020

Americas reported Net sales increase of 7.4%. Excluding the impact of acquisitions, which positively impacted Net sales by $21.1, or 5.5%, the unfavorable impact of Argentina operations of $0.7, or 0.2%, and unfavorable foreign currency impact of $3.0, or 0.8%, organic net sales increased 2.9% for the second fiscal quarter. The organic increase was driven by increased distribution and replenishment volumes, including the beneficial net impacts of COVID-19, slightly offset by channel and product mix and increased trade investment.

International reported a net sales increase of 1.3%. Excluding the impact of acquisitions, which positively impacted net sales by $2.6, or 1.5%, and the unfavorable foreign currency movement of $4.4, or 2.5%, organic net sales increased 2.3% driven by increased distribution, slightly offset by channel and product mix and increased trade investment.

Results for the Six Months Ended March 31, 2020

Americas reported Net sales increase of 22.4%. Excluding the impact of acquisitions, which positively impacted Net sales by $181.1, or 24.0%, the unfavorable impact of Argentina operations of $0.5, or 0.1%, and unfavorable foreign currency impact of $3.2, or 0.4%, organic net sales decreased 1.1% for the second fiscal quarter. The organic decrease was driven by a decline in point-of-sale trends due to the US price increase taken in the prior year, the impacts of a competitive launch, as well as lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019 and phasing of holiday shipments from the first quarter to the fourth quarter of fiscal 2019. Offsetting some of the organic decrease was increased distribution, favorable pricing and the beneficial net impacts of COVID-19, driven by our battery business.

International reported Net sales increase of 7.0%. Excluding the impact of acquisitions, which positively impacted net sales by $29.5, or 7.9%, and the unfavorable foreign currency movement of $6.7, or 1.8%, organic net sales increased 0.9% driven by increased distribution, slightly offset by the phasing of holiday shipments from the first quarter to the fourth quarter of fiscal 2019, channel and product mix and increased trade investment.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2020

	For the Quarter Ended March 31, 2020		Six Months Ended March 31, 2020
	$ Change	% Chg	$ Change	% Chg
Americas
Segment profit - FY '19	$88.7		$204.8
Organic	8.6	9.7%	(8.5)	(4.2)%
Impact of Battery Acquisition	—	—%	21.8	10.6%
Impact of Auto Care Acquisition	6.7	7.6%	15.8	7.7%
Change in Argentina	(0.3)	(0.3)%	(0.9)	(0.4)%
Impact of currency	(1.9)	(2.2)%	(2.0)	(0.9)%
Segment profit - FY '20	$101.8	14.8%	$231.0	12.8%

International
Segment profit - FY '19	$36.4		$91.0
Organic	6.1	16.8%	(2.2)	(2.4)%
Impact of Battery Acquisition	—	—%	6.1	6.7%
Impact of Auto Care Acquisition	0.3	0.8%	1.3	1.4%
Impact of currency	(2.4)	(6.6)%	(3.6)	(3.9)%
Segment profit - FY '20	$40.4	11.0%	$92.6	1.8%

Total Segment profit
Segment Profit - FY '19	$125.1		$295.8
Organic	14.7	11.8%	(10.7)	(3.6)%
Impact of Battery Acquisition	—	—%	27.9	9.4%
Impact of Auto Care Acquisition	7.0	5.6%	17.1	5.8%
Change in Argentina	(0.3)	(0.2)%	(0.9)	(0.3)%
Impact of currency	(4.3)	(3.5)%	(5.6)	(1.9)%
Segment profit - FY '20	$142.2	13.7%	$323.6	9.4%
Refer to Note 9, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2020

Global reported segment profit increased by $17.1, or 13.7%. The organic increase of $14.7, or 11.8%, was driven by top-line organic growth, realized synergies and improved material pricing, lower A&P spending and favorable SG&A due to reduced spending driven in part by COVID-19 impacts and restrictions. The impact of our Auto Care Acquisition was also a favorable impact of $7.0, or 5.6%. Offsetting this favorable impact was our Argentina operations which had an unfavorable impact on segment profit of $0.3, or 0.2%, and unfavorable foreign currency impacts of $4.3, or 3.5%.

Americas reported segment profit increased by $13.1, or 14.8%. The increase was driven by the acquisitions which contributed $6.7, or 7.6%. The change in Argentina operations had a negative impact on segment profit of $0.3, or 0.3%, while the unfavorable impact from foreign currency was $1.9. Excluding these items, organic segment profit increased by $8.6, or 9.7%, driven by top-line growth, realized synergies and improved material pricing. Offsetting some of the organic increase was unfavorable spending, as higher SG&A spending was slightly offset by A&P and R&D favorability, due to timing.

International reported segment profit increased $4.0, or 11.0%. Excluding the positive impact of the acquisitions of $0.3, the movement in foreign currencies decreased $2.4 and organic segment profit increased $6.1, or 16.8%, driven by top-line growth and lower overhead spending, driven in part by COVID-19 impacts and restrictions.

Results for the Six Months Ended March 31, 2020

Global reported segment profit increased by $27.8, or 9.4%. The organic decline of $10.7, or 3.6%, was driven by the net sales decrease, the negative impact of tariffs, higher product costs due to lower production volumes in the fourth quarter of fiscal 2019 and increased A&P spending. Slightly offsetting these decreases were realized synergies and improved material pricing. Our Argentina operations had an unfavorable impact on segment profit of $0.9, or 0.3% and foreign currency impacts were unfavorable by $5.6, or 1.9%. Offsetting the segment profit organic decrease for the quarter was the favorable impact of the acquisition of $45.0, or 15.2%.

Americas reported segment profit increased by $26.2, or 12.8%. The increase was driven by the acquisitions which contributed $37.6, or 18.3%. The change in Argentina operations had a negative impact on segment profit of $0.9, or 0.4%, while the unfavorable impact from foreign currency was $2.0. Excluding these items, organic segment profit decreased by $8.5, or 4.2%, driven by the net sales decrease slightly offset by realized synergies, improved material pricing and favorable A&P spending, due to timing.

International reported segment profit increased $1.6, or 1.8%. Excluding the positive impact of the acquisitions of $7.4, the movement in foreign currencies decreased $3.6 and organic segment profit decreased $2.2, or 2.4%, as top-line growth was more than offset by decreased gross margin due to channel and product mix and higher spending, driven by A&P timing of brand investments.

General Corporate and Global Marketing Expenses

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
General corporate and other expenses	$23.5	$29.7	$48.4	$48.4
Global marketing expense	5.6	6.4	11.7	9.5
General corporate and global marketing expense	$29.1	$36.1	$60.1	$57.9
% of Net Sales	5.0%	6.5%	4.5%	5.1%

For the quarter ended March 31, 2020, general corporate and other expenses were $23.5, a decrease of $6.2 as compared to the prior year comparative period, driven by synergy realization primarily due to TSA exits, lower mark to market expense on our deferred compensation plan and reduced spending in the back half of the quarter largely driven by COVID-19 impacts and restrictions.

For the six months ended March 31, 2020, general corporate and other expenses were $48.4 and flat to prior year. The current year included additional costs from the acquired businesses of $5.6. These costs were offset by synergy realization, primarily due to TSA exits, lower mark to market expense on our deferred compensation plan and reduced spending in the back half of the quarter largely driven by COVID-19 impacts and restrictions in the second fiscal quarter.

For the quarter and six months ended March 31, 2020, global marketing expenses were $5.6 and $11.7 compared to $6.4 and $9.5 in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on November 19, 2019, as well as in Item 1A. Risk Factors of this Form 10-Q.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2020, Energizer had $277.9 of cash and cash equivalents, approximately 67% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (Revolving Credit Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. As of March 31, 2020, the Company had $173.0 of outstanding borrowings under the Revolving Credit Facility and had $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $219.7 remained available as of March 31, 2020. Subsequent to the quarter, the Company also amended its credit agreement to reduce the contractual step-down in the maximum Total Net Leverage Ratio at the end of the fourth quarter of fiscal 2021.

Subsequent to the quarter, the Company borrowed an additional $219.7 under its Revolving Credit Facility, representing all of the remaining capacity available under such Revolving Credit Facility. The Company then completed an add-on offering of $250.0 of our 6.375% Senior Notes due 2026. The 2026 Notes priced at 102.25% of principal and the offering closed on April 22, 2020. The Company utilized the proceeds from the add-on offering to repay funds on the Revolving Credit Facility. As of May 1, 2020, the Company had nearly $600 of cash on hand and approximately $200 of availability on the Revolving Credit Facility. The Company's required debt repayments are $93.0 over the next 12 months.

While the Company believes it had sufficient liquidity prior to taking these actions to fund its operations and meet its obligations, the Company has increased its cash position as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

Operating Activities

Cash flow from operating activities from continuing operations was $99.2 in the six months ended March 31, 2020, as compared to $13.0 in the prior year comparative period. This change of $86.2 was primarily driven by higher year over year net earnings resulting from lower cash expenditures of approximately $75 associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the Term Loan facility that was utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition in the prior year.

In addition, working capital changes favorably impacted cash flow from operations year over year by approximately $12, driven by the following: Approximately $9 related to a planned shift in production to build inventory at our US plants earlier in the prior fiscal year and lower inventories in the current year due to temporary plant shutdowns as well as higher demand driven by COVID-19. Approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment. These inflows were offset by lower trade and A&P accruals of approximately $28 driven by timing of payments and programs.

Investing Activities

Net cash used by investing activities from continuing operations was $30.7 and $2,424.4 for the six months ended March 31, 2020 and 2019, respectively, and consisted of the following:

•	Capital expenditures of $27.7 and $20.7 in the six months ended March 31, 2020 and 2019, respectively.

•	Proceeds from sale of assets of $1.5 and $0.1 in the six months ended March 31, 2020 and 2019, respectively.

•
Acquisitions, net of cash acquired was $4.5 in the six months ended March 31, 2020. The majority of this payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $0.9 was utilized to complete the CAE acquisition.

•
Acquisitions, net of cash acquired was $2,403.8 in the six months ended March 31, 2019. This included $1,468.4 for the Battery Acquisition and $935.4 for the cash portion of the Auto Care Acquisition. Net cash from discontinued operations includes the remaining $450.0 currently allocated to the purchase of the Divestment Business.

Investing cash outflows of approximately $30 to $35 are anticipated for the full fiscal year 2020 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $50 to $60 are anticipated in full fiscal year 2020 for integration related capital expenditures. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash used by financing activities from continuing operations was $339.3 for the six months ended March 31, 2020 as compared to net cash inflow from financing activities from continuing operations of $1,439.3 in the prior fiscal year comparative period. For the six months ended March 31, 2020, cash used by financing activities from continuing operations consists of the following:

•	Cash proceeds from the issuance of debt with original maturities greater than 90 days of $365.0 relating to the refinancing of the 2018 Term Loans in December 2019;

•
Payments of debt with maturities greater than 90 days of $747.2, related to the Term Loan refinancing in December 2019, the repayment of $345.8 of debt from the proceeds of the Varta divestiture as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B prior to the refinancing;

•	Net increase in debt with original maturities of 90 days or less of $150.3, primarily related to borrowings on the Revolving Credit Facility;

•	Dividends paid on common stock of $43.7 (see below);

•	Dividends paid on mandatory convertible preferred stock of $8.1;

•	Common stock repurchases of $45.0 at an average price of $45.93 per share

•	Debt issuance costs of $0.9 relating to the Term Loan refinancing; and

•	Taxes paid for withheld share-based payments of $9.7.

For the six months ended March 31, 2019, cash from financing activities from continuing operations consisted of the following:

•	Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the Term Loans and the bonds utilized to fund the acquisitions;

•	Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•	Net proceeds from the issuance of Mandatory Preferred Convertible Stock of $199.5 utilized to fund the Auto Care Acquisition;

•	Payments of debt with maturities greater than 90 days of $438.4, primarily related to the repayment of our Term Loan due in 2022 and an additional $50.0 payment on the 2018 Term Loan A;

•	Net decrease in debt with original maturities of 90 days or less of $239.1, primarily related to repayment of borrowings on our Revolving Credit Facility;

•	Dividends paid of $40.8 (see below);

•	Debt issuance costs of $40.1; and

•	Taxes paid for withheld share-based payments of $7.1.

Dividends

On November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per common share of common stock, payable on December 17, 2019 and on January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of 2020 of $0.30 per share of common stock, payable on March 18, 2020.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2019 which had been declared in fiscal 2019. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020 which was paid on January 15, 2020. On January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of April 1, 2020. This dividend was accrued at March 31, 2020.

Subsequent to the end of the fiscal quarter, on April 27, 2020, the Board of Directors declared a cash dividend for the third quarter of 2020 of $0.30 per share of common stock, payable on June 10, 2020, to all shareholders of record as of the close of business May 20, 2020.

Subsequent to the end of the fiscal quarter, on April 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on July 15, 2020, to all shareholders of record as of the close of business on July 1, 2020.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the quarter ended March 31, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Exchange Act.

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

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2020 were $8.2. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at March 31, 2020 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,095.5	$91.3	$273.8	$20.0	$2,710.4
Interest on long-term debt (1)	998.3	104.5	471.7	287.3	134.8
Notes payable	184.1	184.1	—	—
Operating leases (2)	187.2	9.4	35.1	32.2	110.5
Capital leases (3)	91.4	2.3	9.3	9.0	70.8
Pension plans (4)	3.6	3.6	—	—	—
Purchase obligations and other (5)	19.8	11.3	8.5	—	—
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,596.6	$406.5	$798.4	$357.9	$3,033.8

(1) The above table is based upon the debt balance and LIBOR rate as of March 31, 2020. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Operating lease payments include the net present value of the lease obligation of $94.0 as well as the imputed interest included in the payment of $44.2. This also includes the future payments of $49.0 for operating leases that have not yet commenced for accounting purposes, which are not included in our operating lease liabilities yet.
(3) Capital lease payments include the full capital leases obligation of $46.4 as well as the interest included in the payment of $45.0.
(4) Globally, total expected pension contributions for the Company for fiscal year 2020 are estimated to be $5.7. The Company has made payments of $2.1 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2020 and September 30, 2019, Energizer had an unrealized pre-tax gain of $5.1 and $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2020 levels over the next twelve months, $5.0 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2020, is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended March 31, 2020 and 2019 resulted in a loss of $0.7 and a gain of $0.1, respectively, and a loss of $1.6 and a gain of $1.1 for the six months ended March 31, 2020 and 2019, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contract on zinc purchases in fiscal 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2022. There were sixteen open contracts at March 31, 2020, with a total notional value of approximately $29. The pre-tax loss recognized on the zinc contracts was $7.0 at March 31, 2020, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2020, Energizer had variable rate debt outstanding with a principal balance of $851.5 under the refinanced 2018 and 2019 Term Loans and the Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended March 31, 2020, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.29%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Due to the events that occurred in the second quarter of fiscal 2020 relating to the COVID-19 global pandemic, we have filed an additional risk factor that should be considered when reviewing our financial information in addition to the risk factors in Item 1A filed on our Annual Report on From 10-K for the year ended September 30, 2019. The additional risk factor is presented below:

We must successfully manage the demand, supply, and operational challenges brought about by the COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the novel coronavirus (COVID-19), could negatively impact our overall business, financial position and financial results. These potential impacts caused by fear of exposure or the effects of a widespread public health concern may include, but are not limited to:

•	Significant reductions, shifts or fluctuations in demand for one or more of our products, which may be caused by, among other things:

◦	a decrease in consumer traffic in brick-and-mortar stores across all our major markets and the resulting negative impact on our net sales to customers in that channel;

◦	the temporary inability of our consumers to purchase our products due to illness, quarantine, other travel restrictions, or financial hardship;

◦	shifts in demand away from one or more of our premium products to lower priced value or private label products and lower demand in our discretionary product categories;

◦
stockpiling or similar “pantry-loading” activity by consumers, which may cause volatility in our quarterly results and, if prolonged, further increase the complexity of our operations planning and financial forecasting and adversely impact our results of operations;

◦	significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices; or

◦	shifts, fluctuations, or cancellation of orders due to the impact on customers’ operations, including the possibility of temporary or permanent closure;

•	Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements, such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability. In addition, we may incur higher costs for transportation, workforce and distribution capability in order maintain the surety of supplying product to our customers;

•
Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties and may adversely impact our operations, liquidity and financial results;

•
Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products.  These changes may include, but are not limited to, expanded quarantines, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our operating and manufacturing capabilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

For example, we have experienced modest incremental operating costs in the second quarter of 2020 as a result of the COVID-19 pandemic. In addition, auto care products are more discretionary by nature and COVID-19 has negatively impacted our sales of these products and may continue to do so as we expect an overall reduction in travel due to shelter-in-place orders, work and travel restrictions, and other similar measures to try to contain the COVID-19 virus. Additionally, we have seen softness in Latin America and Asia across both the batteries and auto care businesses as a result of the social distancing measures enacted to combat COVID-19. We cannot guarantee that such trends will not continue or worsen. We have implemented remote work arrangements and an extended period of remote work arrangements could strain our business continuity plans, introduce operational risks, including, but not limited to, cybersecurity risks and internal control over financial reporting risks, and impair our ability to manage our business.
Our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise. We expect to expend all necessary efforts to ensure the business continuity of our operations. We have incurred additional costs and may continue to incur additional costs, which may be significant, if we are required to implement additional operational changes in response to this pandemic. While the full impact of COVID-19 is uncertain, our core batteries business in North America and EMEA performed strongly in the second fiscal quarter of 2020, and we have multiple options to further mitigate the liquidity impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could delay our growth or impact business plan. However, it may be that despite our efforts to manage and remedy these impacts to the Company, the ultimate impact may depend on factors beyond our knowledge or control, including the duration and severity of any widespread public health concern as well as third-party actions, including governments and our business partners upon which we rely, taken to contain the spread and mitigate the public health effects of such concern.
In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section as well as in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us, including risks such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and the impacts of any recession that has occurred or may occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2020 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	96	49.48	—	2,802,791
February 1 - February 29	652,189	$46.03	652,033	2,150,758
March 1 - March 31	328,178	$45.74	328,103	1,822,655
Total	980,463	$45.93	980,136	1,822,655
(1) 327 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares. 980,136 shares were repurchased on the open market during the quarter under this share repurchase authorization.

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

10.1*
Incremental Term Loan Amendment and Refinancing Amendment No. 2, dated as of December 27, 2019, among the Company, the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2*
Amendment No. 3 dated as of April 24, 2020, to the Credit Agreement dated as of December 17, 2018, as amended, among the Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3
Retirement Transition Agreement, dated February 26, 2020, between Energizer Brands LLC and Gregory T. Kinder (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2020).

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	May 7, 2020