Form 10-Q
period 2020-06-30
ENERGIZER HOLDINGS, INC.
filed 2020-08-05
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 3, 2020: 68,517,466.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$658.0	$647.2	$1,981.8	$1,775.5
Cost of products sold	394.8	400.9	1,181.7	1,059.5
Gross profit	263.2	246.3	800.1	716.0
Selling, general and administrative expense	112.8	127.6	351.0	373.5
Advertising and sales promotion expense	37.3	34.3	106.9	99.9
Research and development expense	8.4	9.5	25.6	23.7
Amortization of intangible assets	14.3	14.4	42.3	30.1
Interest expense	50.8	51.9	149.0	177.3
Other items, net	0.7	(0.8)	5.8	(13.9)
Earnings before income taxes	38.9	9.4	119.5	25.4
Income tax provision	9.9	0.2	31.0	7.7
Net earnings from continuing operations	29.0	9.2	88.5	17.7
Net earnings/(loss) from discontinued operations, net of income tax benefit of $0.4 and $6.6 for the quarter and nine months ended June 30, 2020, respectively, and an expense of $0.4 and a benefit of $2.5 for the quarter and nine months ended June 30, 2019, respectively	0.8	(1.8)	(130.3)	(12.8)
Net earnings/(loss)	29.8	7.4	(41.8)	4.9
Mandatory preferred stock dividends	(4.0)	(4.4)	(12.1)	(7.7)
Net earnings/(loss) attributable to common shareholders	$25.8	$3.0	$(53.9)	$(2.8)

Basic net earnings per common share - continuing operations	$0.37	$0.07	$1.11	$0.15
Basic net earnings/(loss) per common share - discontinued operations	0.01	(0.03)	(1.89)	(0.19)
Basic net earnings/(loss) per common share	$0.38	$0.04	$(0.78)	$(0.04)

Diluted net earnings per common share - continuing operations	$0.37	$0.07	$1.10	$0.15
Diluted net earnings/(loss) per common share - discontinued operations	0.01	(0.03)	(1.88)	(0.19)
Diluted net earnings/(loss) per common share	$0.38	$0.04	$(0.78)	$(0.04)

Weighted average shares of common stock - Basic	68.5	69.6	68.9	65.5
Weighted average shares of common stock - Diluted	68.7	70.6	69.4	66.5

Statements of Comprehensive Income:
Net earnings/(loss)	$29.8	$7.4	$(41.8)	$4.9
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	2.0	(12.3)	(3.2)	4.3
Pension activity, net of tax of $0.5 and $2.2 for the quarter and nine months ended June 30, 2020, and $0.2 and $0.8, for the quarter and nine months ended June 30, 2019 respectively.	1.1	0.9	6.3	3.0
Deferred loss on hedging activity, net of tax of ($0.6) and ($2.8) for the quarter and nine months ended June 30, 2020, respectively, and ($1.9) and ($3.7) for the quarter and nine months ended June 30, 2019, respectively.	(1.3)	(6.4)	(10.1)	(10.8)
Total comprehensive gain/(loss)	$31.6	$(10.4)	$(48.8)	$1.4
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2020	September 30, 2019
Current assets
Cash and cash equivalents	$595.6	$258.5
Trade receivables, less allowance for doubtful accounts of $4.7 and $3.8, respectively	317.9	340.2
Inventories	518.6	469.3
Other current assets	186.0	177.1
Assets held for sale	—	791.7
Total current assets	1,618.1	2,036.8
Property, plant and equipment, net	344.9	362.0
Operating lease assets	123.0	—
Goodwill	1,008.7	1,004.8
Other intangible assets, net	1,923.4	1,958.9
Deferred tax asset	22.8	22.8
Other assets	85.6	64.3
Total assets	$5,126.5	$5,449.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$91.3	$—
Current portion of capital leases	1.7	1.6
Notes payable	205.4	31.9
Accounts payable	321.7	299.0
Current operating lease liabilities	14.3	—
Other current liabilities	350.0	333.6
Liabilities held for sale	—	402.9
Total current liabilities	984.4	1,069.0
Long-term debt	3,252.5	3,461.6
Operating lease liabilities	112.6	—
Deferred tax liability	172.5	170.6
Other liabilities	218.7	204.6
Total liabilities	4,740.7	4,905.8
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	859.1	870.3
Retained earnings	10.8	129.5
Treasury stock	(179.5)	(158.4)
Accumulated other comprehensive loss	(305.3)	(298.3)
Total shareholders' equity	385.8	543.8
Total liabilities and shareholders' equity	$5,126.5	$5,449.6

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2020	2019
Cash Flow from Operating Activities
Net (loss)/earnings	$(41.8)	$4.9
Net loss from discontinued operations	(130.3)	(12.8)
Net earnings from continuing operations	88.5	17.7
Non-cash integration and restructuring charges	12.1	—
Depreciation and amortization	84.3	70.8
Deferred income taxes	2.1	(1.2)
Share-based compensation expense	21.2	20.8
Mandatory transition tax	—	0.7
Inventory step up	—	33.7
Non-cash items included in income, net	22.6	(3.0)
Other, net	0.2	(16.7)
Changes in current assets and liabilities used in operations	0.9	(92.4)
Net cash from operating activities from continuing operations	231.9	30.4
Net cash used by operating activities from discontinued operations	(12.9)	(23.4)
Net cash from operating activities	219.0	7.0

Cash Flow from Investing Activities
Capital expenditures	(44.4)	(36.4)
Proceeds from sale of assets	1.5	0.1
Acquisitions, net of cash acquired	(4.5)	(2,453.8)
Net cash used by investing activities from continuing operations	(47.4)	(2,490.1)
Net cash from/(used by) investing activities from discontinued operations	280.9	(403.1)
Net cash from/(used by) investing activities	233.5	(2,893.2)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	620.6	1,800.0
Payments on debt with maturities greater than 90 days	(770.3)	(513.8)
Net increase/(decrease) in debt with original maturities of 90 days or less	171.5	(204.5)
Debt issuance costs	(6.1)	(40.1)
Net proceeds from issuance of mandatory convertible preferred stock	—	199.5
Net proceeds from issuance of common stock	—	205.3
Dividends paid on mandatory convertible preferred stock	(12.1)	(4.0)
Dividends paid on common stock	(64.3)	(61.7)
Common stock purchased	(45.0)	(45.0)
Taxes paid for withheld share-based payments	(9.7)	(7.2)
Net cash (used by)/from financing activities from continuing operations	(115.4)	1,328.5
Net cash used by financing activities from discontinued operations	(1.1)	(2.9)
Net cash (used by)/from financing activities	(116.5)	1,325.6

Effect of exchange rate changes on cash	1.1	(1.3)

Net increase/(decrease) in cash, cash equivalents, and restricted cash from continuing operations	70.2	(1,132.5)
Net increase/(decrease) in cash, cash equivalents, and restricted cash from discontinued operations	266.9	(429.4)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	337.1	(1,561.9)
Cash, cash equivalents, and restricted cash, beginning of period	258.5	1,768.3
Cash, cash equivalents, and restricted cash, end of period	$595.6	$206.4

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	45.8	—	—	45.8
Net earnings from discontinued operations	—	—	—	—	—	0.3	—	—	0.3
Share based payments	—	—	—	—	7.2	—	—	—	7.2
Activity under stock plans	—	374	—	—	(24.9)	(1.1)	—	16.6	(9.4)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	25.2	—	25.2
December 31, 2019	2,156	69,276	$—	$0.7	$852.6	$149.1	$(273.1)	$(141.8)	$587.5
Net earnings from continuing operations	—	—	—	—	—	13.7	—	—	13.7
Net loss from discontinued operations	—	—	—	—	—	(131.4)	—	—	(131.4)
Share based payments	—	—	—	—	8.7	—	—	—	8.7
Common stock purchased	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	36	—	—	(1.7)	(0.1)	—	1.5	(0.3)
Deferred compensation plan	—	125	—	—	(5.7)	—	—	5.7	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive loss	—	—	—	—	—	—	(34.0)	—	(34.0)
March 31, 2020	2,156	68,457	$—	$0.7	$853.9	$5.8	$(307.1)	$(179.6)	$373.7
Net earnings from continuing operations	—	—	—	—	—	29.0	—	—	29.0
Net earnings from discontinued operations	—	—	—	—	—	0.8	—	—	0.8
Share based payments	—	—	—	—	5.3	—	—	—	5.3
Activity under stock plans	—	2	—	—	(0.1)	—	—	0.1	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.8)	—	—	(20.8)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	1.8	—	1.8
June 30, 2020	2,156	68,459	$—	$0.7	$859.1	$10.8	$(305.3)	$(179.5)	$385.8

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	70.8	—	—	70.8
Share based payments	—	—	—	—	6.5	—	—	—	6.5
Activity under stock plans	—	290	—	—	(16.1)	(3.6)	—	12.6	(7.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(18.4)	—	—	(18.4)
Other comprehensive loss	—	—	—	—	—	—	(5.9)	—	(5.9)
December 31, 2018	—	59,898	$—	$0.6	$208.2	$226.1	$(247.7)	$(116.8)	$70.4
Net loss from continuing operations	—	—	—	—	—	(62.3)	—	—	(62.3)
Net loss from discontinued operations	—	—	—	—	—	(11.0)	—	—	(11.0)
Share based payments	—	—	—	—	7.6	—	—	—	7.6
Issuance of common stock	—	9,966	—	0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Activity under stock plans	—	11	—	—	(0.5)	—	—	0.5	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Dividends to preferred shareholders ($1.83 per share)	—	—	—	—	—	(3.3)	—	—	(3.3)
Other comprehensive income	—	—	—	—	—	—	20.2	—	20.2
March 31, 2019	2,156	69,875	$—	$0.7	$860.5	$127.9	$(227.5)	$(116.3)	$645.3
Net earnings from continuing operations	—	—	—	—	—	9.2	—	—	9.2
Net loss from discontinued operations	—	—	—	—	—	(1.8)	—	—	(1.8)
Share based payments	—	—	—	—	6.7	—	—	—	6.7
Common stock purchased	—	(1,036)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	1	—	—		—	—	(0.1)	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.4)	—	—	(4.4)
Other comprehensive loss	—	—	—	—	—	—	(17.8)	—	(17.8)
June 30, 2019	2,156	68,840	$—	$0.7	$867.2	$109.5	$(245.3)	$(161.4)	$570.7

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

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). This business was acquired as part of the Battery Acquisition. Pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received, including related hedging arrangements, net of the final working capital settlement, were $323.1 and the Company recorded a pre-tax loss of $137.2. Refer to Note 4, Divestment, for further discussion.

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

As a result of the Varta Divestiture, the assets and liabilities associated with the Divestment Business as of September 30, 2019 were classified as held for sale in the accompanying Consolidated (Condensed) Balance Sheet. There were no assets or liabilities from these operations as of June 30, 2020. The respective operations of the Divestment Business, including the loss recorded on divestment, for the three and nine months ended June 30, 2020 and 2019 have also been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Consolidated (Condensed) Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the assets and liabilities classified as held for sale and discontinued operations.

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

Recently Announced Accounting Pronouncements - In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by this update.

(2) Revenue Recognition

The Company, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and automotive appearance, performance, refrigerants and freshener products. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. We sell to our customers through a combination of a direct sales force and exclusive and non-exclusive third-party distributors and wholesalers.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and nine months ended June 30, 2020 and 2019:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2020	2019	2020	2019
Batteries	$470.7	$457.2	$1,520.3	$1,398.5
Auto Care	161.4	160.8	370.3	289.9
Lights and Licensing	25.9	29.2	91.2	87.1
Total Net Sales	$658.0	$647.2	$1,981.8	$1,775.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales
North America	$443.4	$410.3	$1,257.4	$1,075.2
Latin America	48.5	54.8	158.9	145.0
Americas	491.9	465.1	1,416.3	1,220.2
Modern Markets	96.0	101.9	339.9	331.8
Developing Markets	42.5	47.6	139.9	142.2
Distributors Markets	27.6	32.6	85.7	81.3
International	166.1	182.1	565.5	555.3
Total Net Sales	$658.0	$647.2	$1,981.8	$1,775.5

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

The Divestment Business included the valuation of Inventory, Property, plant and equipment and Intangible assets consistent with the valuation methods discussed above. The fair value adjustment for the inventory of $11.2 was recorded as expense in the results from discontinued operations in fiscal 2019 as that inventory was sold. Goodwill was also allocated to the Divestment Business. The assets and liabilities of the Divestment Business were included as held for sale on the purchase price allocation.

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

Pro Forma Financial Information- Pro forma net sales, Pro forma net earnings from continuing operations and Pro forma diluted net earnings per common share - continuing operations for the quarter and nine months ended June 30, 2019 are shown in the table below. The pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. Pro forma results for the CAE acquisition were not considered material and, as such, are not included below. The pro forma results are not indicative of the results the Company

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company.

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

	For the Quarter Ended June 30, 2019	For the Nine Months Ended June 30, 2019
Pro forma net sales	$647.2	$2,000.4
Pro forma net earnings from continuing operations	14.2	113.6
Pro forma mandatory preferred stock dividends	4.1	12.2
Pro forma net earnings from continuing operations attributable to common shareholders	$10.1	$101.4
Pro forma diluted net earnings per common share - continuing operations	$0.14	$1.43
Pro forma weighted average shares of common stock - Diluted	70.6	71.0

The shares included in the above are adjusted to assume that the issuance of the common stock and Mandatory Convertible Preferred Shares (MCPS) shares for the Auto Care Acquisition occurred as of October 1, 2017. For the quarter and nine months ended June 30, 2019, the MCPS conversion was anti-dilutive and not assumed in the calculation.

The unaudited pro forma data above includes the following significant adjustments for certain costs in order to present results as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for the respective period:

Expense removed/(Additional expense)	For the Quarter Ended June 30, 2019	For the Nine Months Ended June 30, 2019
Inventory step up (1)	$5.0	$27.5
Acquisition and integration costs (2)	—	30.1
Interest and ticking fees on escrowed debt (3)	—	27.5
Gains on escrowed funds (4)	—	(12.0)
(1) The inventory step up was removed from the quarter and nine months ended June 30, 2019 pro forma results as the inventory turn would have occurred in the first quarter of fiscal 2018.
(2) Acquisition and integration costs incurred to obtain legal approval, investment banking fees and other transaction related expenses that occurred prior to closing of the acquisitions, were removed from the various periods as those costs would have occurred in fiscal 2018 when the transaction is assumed to have occurred.
(3) Interest and ticking fees from the acquisition related debt were accrued over the periods prior to the acquisition occurring. These fees were removed as they would not have been incurred if the acquisition occurred October 1, 2017. The interest from the new capital structure was included in the results and the pre-tax interest expense amounts of $50.0 and $150.0 for the three and nine month periods, respectively, were included in the results above.
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

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery and Auto Care Acquisitions of $11.4 and $47.6 in the quarter and nine months ended June 30, 2020, respectively, and $28.0 and $159.9 for the quarter and nine months ended June 30, 2019, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Costs of products sold were $5.5 and $20.7 for the quarter and nine months ended June 30, 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring. Pre-tax costs recorded in Costs of products sold were $12.4 and $44.1 for the the quarter and the nine months ended June 30, 2019, respectively. These costs primarily related to the inventory fair value adjustment of $6.5 and $33.7 for the quarter and nine months, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $6.1 and $25.3 for the quarter and nine months ended June 30, 2020, respectively, related to the integration of the acquisitions, including consulting fees and costs of integrating the information technology systems of the businesses. Pre-tax acquisition and integration costs recorded in SG&A were $15.1 and $63.1 for the quarter and nine months ended June 30, 2019, respectively, primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery and Auto Care Acquisitions.

For the quarter and nine months ended June 30, 2020, the Company recorded $0.2 and $1.2, respectively, of acquisition and integration related costs in research and development. For the quarter and nine months ended June 30, 2019, the Company recorded $0.3 of acquisition and integration related costs in research and development.

Also included in the pre-tax acquisition costs for the nine months ended June 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net for the quarter ended June 30, 2020 was $0.4 of pre-tax transition services income. Other items, net for the nine months ended June 30, 2020 were pre-tax expenses of $0.4, which included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.8 transition services income.

Included in Other items, net for the three and nine months ended June 30, 2019 were pre-tax expenses of $0.2 and pre-tax income of $13.2, respectively. The quarter included transition services income of $0.7 offset by a $0.9 loss related to the hedge contract on the expected proceeds from the Varta Divestiture.

The pre-tax income of $13.2 in Other items, net in the nine months ended June 30, 2019 were primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the nine months ended June 30, 2019. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the nine months ended June 30, 2019. The Company also earned income related to transition services agreements of $0.8 for the nine months ended June 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business as well as the $0.9 loss related to the hedge contract on the expected proceeds of the Varta Divestiture.

(4) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and as held for sale in the accompanying Consolidated (Condensed) Balance Sheet as of September 30, 2019.

On May 29, 2019, the Company entered into a definitive purchase agreement with VARTA AG to sell the Divestment Business for €180.0, subject to approval by the European Commission and certain purchase price adjustments. On January 2, 2020, the Company sold the business to VARTA AG. Total cash proceeds, including related hedging arrangements, net of the final working capital settlement, were $323.1 from Varta AG and Spectrum. Spectrum contributed proceeds pursuant to the terms of the Battery Acquisition agreement.

For the quarter and nine months ended June 30, 2020 the Company has recorded a pre-tax benefit of $0.4 and loss of $137.2 for the divestment, which includes contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

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

The following table summarizes the components of Net loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2020 and 2019.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$—	$69.9	$115.8	$150.1
Cost of products sold	—	52.5	88.2	122.3
Gross profit	—	17.4	27.6	27.8
Selling, general and administrative expense	—	18.1	18.0	39.2
Advertising and sales promotion expense	—	0.2	0.3	0.5
Research and development expense	—	0.2	0.8	0.2
Interest expense	—	3.7	12.1	10.4
Loss on sale of disposition	(0.4)	—	137.2	—
Other items, net	—	(3.4)	(3.9)	(7.2)
Earnings/(loss) before income taxes	0.4	(1.4)	(136.9)	(15.3)
Income tax (benefit)/expense	(0.4)	0.4	(6.6)	(2.5)
Net earnings/(loss) from discontinued operations	$0.8	$(1.8)	$(130.3)	$(12.8)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Included in the Net loss from discontinued operations for the nine months ended June 30, 2020, are divestment related pre-tax costs of $1.7. Also included in the Net loss from discontinued operations for the nine months ended June 30, 2020 is the write off of $6.9 of deferred financing fees related to the pre-payment of debt from the divestment proceeds. For the nine months ended June 30, 2020 the Net loss from discontinued operations included $5.0 of allocated pre-tax interest expense.

Included in the Net loss from discontinued operations for the quarter ended June 30, 2019 are divestment related pre-tax costs of $4.2 and allocated pre-tax interest expense of $3.7. Included in the nine months ended June 30, 2019, are the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $9.9 and allocated pre-tax interest expense of $9.9.

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

The pre-tax expense for charges related to the restructuring plans for the quarter and nine months ended June 30, 2020 are noted in the table below and were reflected in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30, 2020	For the Nine Months Ended June 30, 2020
Severance and related benefit costs	$0.2	$1.3
Accelerated depreciation & asset write-offs	2.2	8.1
Other exit costs(1)	4.9	11.6
Total	$7.3	$21.0
(1) Includes charges primarily related to environmental investigatory and mitigation costs, relocation and other facility exit costs.

The restructuring costs noted above for the quarter ended June 30, 2020, were incurred within the Americas and International segments in the amount of $6.8 and $0.5, respectively. The restructuring costs for the nine months ended June 30, 2020 were incurred within the Americas and International segments in the amount of $19.6 and $1.4, respectively.

The following table summarizes the activity related to the restructuring for the nine months ended June 30, 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	June 30, 2020(1)
Severance & termination related costs	$9.8	$1.3	$0.2	$—	$10.9
Accelerated depreciation & asset write-offs	—	8.1	—	8.1	—
Other exit costs	—	11.6	8.6	—	3.0
Total	$9.8	$21.0	$8.8	$8.1	$13.9
(1) At June 30, 2020, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $13.2 and Other liabilities of $0.7.

The Company expects to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $45 through the end of calendar 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Income Taxes

The effective tax rate for the nine months ended June 30, 2020 was 25.9% as compared to 30.3% for the prior year comparative period.

The current year rate includes the unfavorable impact of the Coronavirus Aid, Relief and Economic Security (CARES) Act of $5.1, which was signed into law on March 27, 2020 and provides, among other things, increased interest deduction limitations to companies which can decrease overall cash taxes paid.

The prior year rate includes $0.7 for the one-time impact of the December 2017 Tax Cuts and Jobs Act (2017 tax reform) and the impact of disallowed transaction costs resulting from the acquisitions, which drove a higher tax rate in the prior year.

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

The Omnibus Plan authorizes 6.5 million shares to be awarded, as well as the 0.3 million shares that were still available for grant under the 2015 Plan. Under the terms of the Omnibus Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based or performance-based), other stock awards and cash-based awards may be granted to directors, officers and employees of the Company. For purposes of determining the number of shares available for future issuance under the Plan, awards other than stock options and stock appreciation rights will reduce the shares available for future issuance by two for every one share equivalent awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis.

Total compensation cost for Energizer’s share-based compensation arrangements was $5.3 and $21.2 for the quarter and nine months ended June 30, 2020, respectively, and $6.7 and $20.8 for the quarter and nine months ended June 30, 2019, respectively, and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2020 and 2019:

(in millions, except per share data)	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Basic earnings/(loss) per share	2020	2019	2020	2019
Net earnings from continuing operations	$29.0	$9.2	$88.5	$17.7
Mandatory preferred stock dividends	(4.0)	(4.4)	(12.1)	(7.7)
Net earnings from continuing operations attributable to common shareholders	25.0	4.8	76.4	10.0
Net earnings/(loss) from discontinued operations, net of tax	0.8	(1.8)	(130.3)	(12.8)
Net earnings/(loss) attributable to common shareholders	$25.8	$3.0	$(53.9)	$(2.8)

Weighted average common shares outstanding - Basic	68.5	69.6	68.9	65.5

Basic net earnings per common share from continuing operations	$0.37	$0.07	$1.11	$0.15
Basic net earnings/(loss) per common share from discontinued operations	0.01	(0.03)	(1.89)	(0.19)
Basic net earnings/(loss) per common share	$0.38	$0.04	$(0.78)	$(0.04)

Diluted earnings/(loss) per share
Weighted average common shares outstanding - Basic	68.5	69.6	68.9	65.5

Dilutive effect of restricted stock equivalents	0.1	0.3	0.1	0.3
Dilutive effect of performance shares	—	0.5	0.3	0.5
Dilutive effect of stock based deferred compensation plan	0.1	0.2	0.1	0.2
Weighted average common shares outstanding - Diluted	68.7	70.6	69.4	66.5

Diluted net earnings per common share from continuing operations	$0.37	$0.07	$1.10	$0.15
Diluted net earnings/(loss) per common share from discontinued operations	0.01	(0.03)	(1.88)	(0.19)
Diluted net earnings/(loss) per common share	$0.38	$0.04	$(0.78)	$(0.04)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

For the quarter and nine months ended June 30, 2020, 0.5 million and 0.3 million, respectively, of restricted stock equivalents were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation. For the quarter and nine months ended June 30, 2019, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation.

Performance based restricted stock equivalents of 1.4 million and 1.2 million were excluded for the quarter and nine months ended June 30, 2020, respectively, and 0.8 million were excluded for the quarter and nine months ended June 30, 2019, as they were anti-dilutive or the performance targets for those shares have not been achieved as of the end of the applicable period.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarters and nine months ended June 30, 2020 and 2019, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Americas	$491.9	$465.1	$1,416.3	$1,220.2
International	166.1	182.1	565.5	555.3
Total net sales	$658.0	$647.2	$1,981.8	$1,775.5
Segment Profit
Americas	$122.9	$103.8	$353.9	$308.6
International	34.8	41.0	127.4	132.0
Total segment profit	157.7	144.8	481.3	440.6

General corporate and other expenses (1)	(25.6)	(29.9)	(74.0)	(78.3)
Global marketing expense (2)	(7.4)	(3.0)	(19.1)	(12.5)
Research and development expense - Adjusted (3)	(8.2)	(9.2)	(24.4)	(23.4)
Amortization of intangible assets	(14.3)	(14.4)	(42.3)	(30.1)
Acquisition and integration costs (4)	(11.4)	(28.0)	(47.6)	(159.9)
Interest expense - Adjusted (5)(6)	(50.8)	(51.9)	(144.8)	(111.7)
Loss on extinguishment of debt (6)	—	—	(4.2)	—
Other items, net - Adjusted (7)	(1.1)	1.0	(5.4)	0.7
Total earnings before income taxes	$38.9	$9.4	$119.5	$25.4
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarter and nine months ended June 30, 2020 included $3.0 and $8.5 recorded in SG&A, respectively, and $4.4 and $10.6 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarter and nine months ended June 30, 2019 included $0.6 and $4.0 recorded in SG&A, respectively, and $2.4 and $8.5 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarter and nine months ended June 30, 2020 included $0.2 and $1.2, respectively, and $0.3 for the quarter and nine months ended June 30, 2019 of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Inventory Step Up	$—	$6.5	$—	$33.7
Cost of products sold	5.5	5.9	20.7	10.4
Selling, general and administrative expense	6.1	15.1	25.3	63.1
Research and development expense	0.2	0.3	1.2	0.3
Interest expense	—	—	—	65.6
Other items, net	(0.4)	0.2	0.4	(13.2)
Total acquisition and integration costs	$11.4	$28.0	$47.6	$159.9
(5) Interest expense for the nine months ended June 30, 2019 included $65.6 of acquisition commitment fees, debt ticking fees and interest on escrowed debt which have been reclassified for purposes of the reconciliation above.
(6) Loss on extinguishment of debt for the nine months ended June 30, 2020 includes the write off of deferred financing fees related to the term loan refinancing and was recorded in Interest expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(7) Other items, net for the quarter and nine months ended June 30, 2020 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related income of $0.4 and costs of $0.4, respectively, which has

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

been reclassified for purposes of the reconciliation above. For the quarter and nine months ended June 30, 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related costs of $0.2 and income of $13.2, respectively, which has been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. In addition, the Assets held for sale are assets utilized outside of the operating segments.

Total Assets	June 30, 2020	September 30, 2019
Americas	$1,433.6	$991.9
International	632.3	621.0
Total segment assets	$2,065.9	$1,612.9
Corporate	128.5	81.3
Goodwill and other intangible assets	2,932.1	2,963.7
Assets held for sale	—	791.7
Total assets	$5,126.5	$5,449.6

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

As of June 30, 2020 the amounts for leases included in our Consolidated (Condensed) Balance Sheet include:

Balance Sheet Location	June 30, 2020
Operating Leases:
Operating lease asset	$123.0

Operating lease liabilities - current	14.3
Operating lease liabilities	112.6
Total Operating Lease Liabilities	$126.9

Weighted-average remaining lease term (in years)	16.1
Weighted-average discount rate	4.2%

Finance Leases:
Property, plant and equipment, net	$45.7

Current portion of capital leases	1.7
Long-term debt	44.4
Total Finance Lease Liabilities	$46.1

Weighted Average remaining lease term (in years)	20.6
Weighted-average discount rate	6.8%

The following table presents the components of lease expense:

	For the Quarter Ended June 30, 2020	For the Nine Months Ended June 30, 2020
Operating lease cost	$5.4	$14.9
Finance lease cost:
Amortization of assets	0.8	2.4
Interest on lease liabilities	0.8	2.3
Variable lease costs	1.4	2.5
Total lease costs	$8.4	$22.1
Supplemental cash and non-cash information related to leases:

For the Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.6
Operating cash flows from finance leases	2.2
Financing cash flows from finance leases	1.0

Non-cash increase in lease assets and lease liabilities:
Operating leases (1) (2)	$86.0
(1) During the first quarter of fiscal 2020, Energizer entered into a material embedded lease agreement which resulted in operating lease asset and lease liabilities of approximately $34. The embedded operating lease commenced on November 1, 2019. During the second quarter of fiscal 2020, Energizer renewed the North America headquarters lease, which resulted in a material lease modification and additional operating lease assets and lease liabilities of approximately $17. During the third quarter of fiscal 2020, a material lease commenced for the Company's new battery distribution and packaging center in North America, resulting in approximately $36 of additional operating lease related assets and lease liabilities.
(2) The non-cash increase in operating lease assets and liabilities above does not include the lease assets and lease liabilities recorded due to the ASC 842 implementation on October 1, 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$4.6	$1.2
2021	18.2	4.6
2022	17.4	4.7
2023	16.2	4.6
2024	16.0	4.4
Thereafter	110.5	70.8
Total lease payments	182.9	90.3

Less: Imputed interest	(56.0)	(44.2)
Present value of lease liabilities	$126.9	$46.1

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

The following table sets forth goodwill by segment as of October 1, 2019 and June 30, 2020:

	Americas	International	Total
Balance at October 1, 2019	$861.6	$143.2	$1,004.8
Battery Acquisition	0.7	0.2	0.9
Auto Care Acquisition	3.8	0.1	3.9
Cumulative translation adjustment	(0.3)	(0.6)	(0.9)
Balance at June 30, 2020	$865.8	$142.9	$1,008.7

Energizer had indefinite-lived intangible assets of $1,364.9 at June 30, 2020 and $1,363.8 at September 30, 2019. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at June 30, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(12.9)	$46.8
Customer relationships	394.2	(54.2)	340.0
Patents	34.5	(10.2)	24.3
Proprietary technology	172.5	(32.1)	140.4
Proprietary formulas	2.4	(0.4)	2.0
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.7	(0.8)	4.9
Total Amortizable intangible assets	669.5	(111.0)	558.5
Trademarks and trade names - indefinite lived	1,364.9	—	1,364.9
Total Other intangible assets, net	$2,034.4	$(111.0)	$1,923.4

Total intangible assets at September 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(9.9)	$49.8
Customer relationships	394.2	(34.3)	359.9
Patents	34.5	(8.2)	26.3
Proprietary technology	172.5	(15.7)	156.8
Proprietary formulas	2.4	(0.3)	2.1
Non-compete	0.5	(0.3)	0.2
Total Amortizable intangible assets	663.8	(68.7)	595.1
Trademarks and trade names - indefinite lived	1,363.8	—	1,363.8
Total Other intangible assets, net	$2,027.6	$(68.7)	$1,958.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(12) Debt

The detail of long-term debt was as follows:

	June 30, 2020	September 30, 2019
2019 Senior Secured Term Loan A Facility Due 2022	$342.2	$—
Senior Secured Term Loan A Facility due 2021	—	77.5
Senior Secured Term Loan B Facility due 2025	313.5	982.5
5.50% Senior Notes due 2025	600.0	600.0
6.375% Senior Notes due 2026	750.0	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	730.2	708.4
7.750% Senior Notes due 2027	600.0	600.0
Capital lease obligations	46.1	46.9
Total long-term debt, including current maturities	3,382.0	3,515.3
Less current portion	(93.0)	(1.6)
Less unamortized debt premium and debt issuance fees	(36.5)	(52.1)
Total long-term debt	$3,252.5	$3,461.6

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

Debt issuance fees paid related to the term loan refinancing and bond add-on offering were $6.1 during the nine months ended June 30, 2020.

As of June 30, 2020, the Company had $200.0 of outstanding borrowings under the Revolving Credit Facility and $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $192.7 remained available as of June 30, 2020. As of June 30, 2020 and September 30, 2019, our weighted average interest rate on short-term borrowings was 3.8% and 3.8%, respectively.

Subsequent to the quarter, on July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized a portion of the net proceeds from the sale of the 2028 Notes to fund the purchase of $488.8 in aggregate principal amount of the Company’s outstanding 5.50% Senior Notes due 2025 (2025 Notes) accepted for purchase pursuant to a cash tender offer. The Company used the remaining net proceeds from such sale, together with cash on hand, to fund the redemption of 2025 Notes not purchased pursuant to the tender offer, at a redemption price equal to 102.750% of the aggregate principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date. As a result of such redemption, all 2025 Notes that were not tendered and purchased by the Company pursuant to the tender offer were redeemed. The Company paid a total call premium for tendered and called notes of $18.3.

The 2028 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2028 Notes in December and June. The 2028 Notes are

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Facility.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $150.0 at June 30, 2020.

Notes payable - The notes payable balance was $205.4 at June 30, 2020 and $31.9 at September 30, 2019. The June 30, 2020 balance was comprised of $200.0 of borrowings on the Revolving Credit Facility as well as $5.4 of other borrowings, including those related to foreign affiliates. The September 30, 2019 balance was comprised of $25.0 outstanding borrowings on the Revolving Credit facility as well as $6.9 of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2020, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long term debt as of June 30, 2020 are as follows:

Long-term debt
One year	$91.3
Two year	91.3
Three year	162.2
Four year	10.0
Five year	610.0

Thereafter	2,371.1
Total long-term debt payments due	$3,335.9

Refer to Note 10, Leases, for the capital lease aggregate maturity table.

(13) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2014.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended June 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$0.2	$0.1
Interest cost	4.0	5.1	0.3	0.8
Expected return on plan assets	(6.1)	(6.6)	(0.6)	(1.3)
Amortization of unrecognized net losses	1.6	1.1	0.3	0.2
Net periodic (benefit)/cost	$(0.5)	$(0.4)	$0.2	$(0.2)

	For the Nine Months Ended June 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$0.6	$0.4
Interest cost	12.0	15.3	0.9	2.3
Expected return on plan assets	(18.3)	(19.6)	(1.8)	(3.8)
Amortization of unrecognized net losses	4.8	3.1	0.9	0.7
Net periodic (benefit)/cost	$(1.5)	$(1.2)	$0.6	$(0.4)

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

(14) Shareholders' Equity

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the nine months ended June 30, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 11, 2019, the Board of Directors declared a cash dividend for the first quarter of fiscal 2020 of $0.30 per share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019.

On January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of fiscal 2020 of $0.30 per share of common stock, payable on March 18, 2020, to all shareholders of record as of the close of business on February 22, 2020.

On April 27, 2020, the Board of Directors declared a cash dividend for the third quarter of fiscal 2020 of $0.30 per share of common stock, payable on June 10, 2020, to all shareholders of record as of the close of business May 20, 2020.

During the nine months ended June 30, 2020 and 2019, total dividends declared were $63.6 and $61.4, respectively. The payments made of $64.3 and $61.7 during the nine months ended June 30, 2020 and 2019, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2019 which had been declared in fiscal 2019. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020, which was paid on January 15, 2020. On January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of April 1, 2020, which was paid on April 15, 2020. On April 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of July 1, 2020. This dividend was accrued at June 30, 2020 and was paid on July 15, 2020.

Subsequent to the end of the fiscal quarter, on July 27, 2020, the Board of Directors declared a cash dividend for the fourth quarter of 2020 of $0.30 per share of common stock, payable on September 10, 2020, to all shareholders of record as of the close of business August 20, 2020.

Subsequent to the end of the fiscal quarter, on July 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on October 15, 2020, to all shareholders of record as of the close of business on October 1, 2020.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2020 and September 30, 2019, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2020, Energizer had variable rate debt outstanding with a principal balance of $855.7 under the 2019 and 2018 Term Loans and the Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $150.0 at June 30, 2020.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2020 and September 30, 2019, Energizer had an unrealized pre-tax loss of $1.2 and pre-tax gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2020 levels, over the next 12 months, $1.0 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021. There were 64 open foreign currency contracts at June 30, 2020, with a total notional value of approximately $141.

The Company began entering into hedging contracts on zinc purchases in March 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2021. There were 19 open contracts at June 30, 2020, with a total notional value of approximately $51. The pre-tax loss recognized on the zinc contracts was $3.5 and $1.0 at June 30, 2020 and September 30, 2019, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020. The notional value of the swap was $150.0 at June 30, 2020. At June 30, 2020 and September 30, 2019, Energizer recorded an unrealized pre-tax net loss of $8.9 and $4.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2020, with a total notional value of approximately $80.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2020 and September 30, 2019, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2020 and 2019, respectively:

	At June 30, 2020	For the Quarter Ended June 30, 2020		For the Nine Months Ended June 30, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(1.2)	$(4.5)	$1.8	$(1.2)	$4.5
Interest rate swaps (2017 and 2018)	(8.9)	(1.2)	(1.6)	(6.6)	(2.7)
Zinc contracts	(3.5)	3.2	(0.3)	(3.1)	(0.6)
Total	$(13.6)	$(2.5)	$(0.1)	$(10.9)	$1.2

	At September 30, 2019	For the Quarter Ended June 30, 2019		For the Nine Months Ended June 30, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Loss Recognized in OCI (2)	Gain Reclassified From OCI into Income (3)(4)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$4.5	$(0.4)	$1.9	$3.7	$6.7
Interest rate swaps (2017 and 2018)	(4.7)	(4.1)	0.2	(11.0)	0.4
Zinc contracts	(1.0)	(0.9)	—	(0.7)	—
Total	$(1.2)	$(5.4)	$2.1	$(8.0)	$7.1
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

The following table provides estimated fair values as of June 30, 2020 and September 30, 2019 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended June 30, 2020 and September 30, 2019, respectively:

	At June 30, 2020	For the Quarter Ended June 30, 2020	For the Nine Months Ended June 30, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.5)	$(0.6)	$(2.2)

	At September 30, 2019	For the Quarter Ended June 30, 2019	For the Nine Months Ended June 30, 2019
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)(4)	Loss Recognized in Income (2)
Foreign currency contracts	$4.3	$(1.3)	$(0.2)
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Loss recognized in Income was recorded as foreign currency in Other items, net.
(3) Includes a $2.2 loss on a hedge contract on the proceeds from the Varta Divestiture.
(4) Includes a $0.9 loss on a hedge contract on the Euro proceeds anticipated from the Varta divestiture.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At June 30, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.9	$(0.7)	$1.2	$9.4	$(0.4)	$9.0

Offsetting of derivative liabilities
		At June 30, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.6)	$0.7	$(2.9)	$(0.4)	$0.2	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2020 and September 30, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2020	September 30, 2019
Deferred compensation	$(26.3)	$(28.1)
Exit lease liability	—	(0.1)
Derivatives - Foreign Currency contracts	(1.2)	4.5
Derivatives - Foreign Currency contracts (non-hedge)	(0.5)	4.3
Derivatives - 2017 and 2018 Interest Rate swaps	(8.9)	(4.7)
Derivatives - Zinc contracts	(3.5)	(1.0)
Net Liabilities at estimated fair value	$(40.4)	$(25.1)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2020 and at September 30, 2019.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents are determined based on level 2 inputs.

At June 30, 2020, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the exit lease liability was determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property.

At June 30, 2020, the fair market value of fixed rate long-term debt was $2,722.3 compared to its carrying value of $2,680.2, and at September 30, 2019 the fair market value of fixed rate long-term debt was $2,474.7 compared to its carrying value of $2,408.4. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(16) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)
OCI before reclassifications	(22.5)	(1.1)	(2.4)	(0.8)	(5.1)	(31.9)
Reclassifications to earnings	—	4.4	0.5	(3.5)	2.1	3.5
Activity related to discontinued operations	19.3	3.0	(0.9)	—	—	21.4
Balance at June 30, 2020	$(127.2)	$(167.0)	$(2.6)	$(1.2)	$(7.3)	$(305.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.8	$1.9	$4.5	$6.7	Cost of products sold
Interest rate contracts	(1.6)	0.2	(2.7)	0.4	Interest expense
Zinc contracts	(0.3)	—	(0.6)	—	Cost of products sold
	(0.1)	2.1	1.2	7.1	(Loss)/Earnings before income taxes
	—	(0.4)	(0.3)	(1.6)	Income tax expense
	$(0.1)	$1.7	$0.9	$5.5	Net (loss)/earnings
Amortization of defined benefit pension items
Actuarial loss	(1.9)	(1.3)	(5.7)	(3.8)	(2)
	0.5	0.2	1.3	0.6	Income tax benefit
	$(1.4)	$(1.1)	$(4.4)	$(3.2)	Net loss
Total reclassifications to earnings	$(1.5)	$0.6	$(3.5)	$2.3	Net (loss)/earnings
(1) Amounts in parentheses indicate debits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 13, Pension Plans, for further details).

(17) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Other items, net
Interest income	$(0.2)	$(0.3)	$(0.4)	$(1.3)
Foreign currency exchange loss/(gain)	2.9	(0.3)	8.0	2.4
Pension benefit other than service costs	(0.5)	(0.7)	(1.5)	(2.1)
Other	(1.1)	0.3	(0.7)	0.3
Acquisition foreign currency loss/(gain)	—	0.9	2.2	(8.1)
Interest income on restricted cash	—	—	—	(5.8)
Transition services agreement income	(0.4)	(0.7)	(0.8)	(0.8)
Gain on sale of assets	—	—	(1.0)	—
Settlement of acquired business hedging contracts	—	—	—	1.5
Total Other items, net	$0.7	$(0.8)	$5.8	$(13.9)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2020	September 30, 2019
Inventories
Raw materials and supplies	$103.3	$70.5
Work in process	139.1	103.7
Finished products	276.2	295.1
Total inventories	$518.6	$469.3
Other Current Assets
Miscellaneous receivables	$18.1	$16.5
Due from Spectrum	34.7	7.6
Prepaid expenses	96.4	71.3
Value added tax collectible from customers	23.9	23.1
Other	12.9	58.6
Total other current assets	$186.0	$177.1
Property, Plant and Equipment
Land	$9.0	$9.6
Buildings	119.6	119.9
Machinery and equipment	824.2	823.0
Capital leases	45.7	50.4
Construction in progress	36.0	25.8
Total gross property	1,034.5	1,028.7
Accumulated depreciation	(689.6)	(666.7)
Total property, plant and equipment, net	$344.9	$362.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$11.2	$11.8
Accrued trade allowances	22.9	53.1
Accrued salaries, vacations and incentive compensation	43.9	59.2
Accrued interest expense	63.0	37.4
Due to Spectrum	1.1	2.6
Accrued acquisition and integration costs	1.0	7.9
Restructuring reserve	13.2	9.8
Income taxes payable	29.3	23.4
Other	164.4	128.4
Total other current liabilities	$350.0	$333.6
Other Liabilities
Pensions and other retirement benefits	$101.1	$109.0
Deferred compensation	26.3	28.1
Restructuring reserve	0.7	—
Mandatory transition tax	16.7	16.7
Other non-current liabilities	73.9	50.8
Total other liabilities	$218.7	$204.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(18) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included Energizer stock consideration. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum has the right to sell such shares on or after January 28, 2020, including through one or more registered secondary offerings. Upon Spectrum’s written request that is not withdrawn, Energizer is obligated to use commercially reasonable efforts to file a shelf registration statement covering the resale by Spectrum of its Energizer common stock. As of June 30, 2020, Spectrum owns 2.0 million shares, or 2.9% of the Company's outstanding common shares.

Following the completion of the Battery and Auto Care Acquisitions, the Company and Spectrum entered into transition service agreements (TSA) and reverse TSA. Under the agreements, Energizer and Spectrum provide each other certain specified back office support services on a transitional basis, including among other things, payroll and other human resource services, information systems as well as accounting support.

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of June 30, 2020, the Company has exited most of the TSA and reverse TSA. The Company still has certain information systems and back office support agreements that will continue throughout fiscal 2020 as the Company continues its integration of its information systems.

During the quarter and nine months ended June 30, 2020, the Company paid $0.6 and $1.7, respectively, to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the quarter ended June 30, 2020, the Company incurred expenses of $1.2 in SG&A and $0.1 in Cost of products sold. For the nine months ended June 30, 2020, the Company incurred expenses of $7.5 in SG&A and $0.4 in Cost of products sold. For the quarter and nine months ended June 30, 2019, the Company incurred expense of $5.7 and $10.7 in SG&A, respectively, and $0.3 and $0.7 in Cost of products sold, respectively.

The Company also recorded income of $0.4 and $0.8 in Other items, net related to the reverse transaction services agreements provided for the quarter and nine months ended June 30, 2020, respectively. The Company recorded income of $0.7 and $0.8 in Other items, net related to the reverse transaction services agreements provided for the quarter and nine months ended June 30, 2019, respectively.

Related to these agreements, the Company had a payable to Spectrum of $1.1 and $2.6 in Other current liabilities and a receivable from Spectrum of $34.7 and $7.6 in Other current assets as of June 30, 2020 and September 30, 2019, respectively, as well as a receivable from Spectrum in Other assets of $16.8 as of June 30, 2020. The asset balances from Spectrum also include the tax indemnifications due from Spectrum under the initial purchase agreements.

The Company entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $3.9 and $13.3 for the quarter and nine months ended June 30, 2020, respectively. The supply agreement resulted in expense of $4.8 and $9.2 for the quarter and nine months ended June 30, 2019, respectively. The Company recorded $1.5 and $0.1 in Accounts payable at June 30, 2020 and September 30, 2019, respectively, related to these purchases.

In discontinued operations, the Company recorded income of $3.8 for reverse TSA, and recorded expense of $0.3 for the nine months ended June 30, 2020. In discontinued operations for the quarter and nine months ended June 30, 2019, the Company recorded income of $4.0 and $8.1 for reverse TSA, respectively, and recorded expense of $0.3 and $1.0, respectively. In addition, there was a payable due to Spectrum of $22.5 recorded in Liabilities held for sale and a receivable from Spectrum of $8.9 recorded in Assets held for sale as of September 30, 2019.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2020, the Company had approximately $24.8 of purchase obligations under these contracts.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements . We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•market and economic conditions;
•market trends in the categories in which we compete;
•the impact of the COVID-19 outbreak on consumer demand, costs, product mix, the availability of our products, our strategic initiatives, our and our partners' global supply chains, operations and routes to market;
•our ability to integrate businesses, to realize the projected results of the acquired businesses, and to obtain expected cost savings, synergies and other anticipated benefits of the acquired businesses within the expected timeframe, or at all;
•the impact of the acquired businesses on our business operations;
•the success of new products and the ability to continually develop and market new products;
•our ability to attract, retain and improve distribution with key customers;
•our ability to continue planned advertising and other promotional spending;
•our ability to timely execute strategic initiatives, including restructurings, and international go-to-market changes in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;
•the impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;
•our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;
•financial strength of distributors and suppliers;
•our ability to improve operations and realize cost savings;
•the impact of the United Kingdom’s future trading relationships following its exit from the European Union;
•the impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;
•the impact of adverse or unexpected weather conditions;
•uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;
•the impact of raw materials and other commodity costs;
•the impact of legislative changes or regulatory determinations or changes by federal, state and local, and foreign authorities, including customs and tariff determinations, as well as the impact of potential changes to tax laws, policies and regulations;

•costs and reputational damage associated with cyber-attacks or information security breaches or other events;
•the impact of advertising and product liability claims and other litigation; and
•compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt.

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, loss on extinguishment of debt, and the one-time impact of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the December 2017 Tax Cuts and Jobs Act (2017 tax reform). In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

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

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of the CARES Act and 2017 tax reform.

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

During natural disasters and other crises such as the COVID-19 pandemic, our battery products are needed not only by end consumers, but also by healthcare professionals and others who are directly combatting COVID-19, including doctors, nurses and first responders, as well as others who are performing essential services, such as truck drivers. This has been evident in the recent increased demand for our battery products in the U.S. across nearly all retail channels. Energizer provides batteries that power medical devices, including thermometers, blood pressure, heart and fall monitors and pulse oximeters, and other products that are critical during the COVID-19 outbreak. Energizer’s batteries also power devices and equipment that keep people safe and working at home, such as water heaters, smoke alarms, carbon monoxide detectors, wireless keyboards and mice.

Auto care products are more discretionary by nature, and COVID-19 has negatively impacted our sales of these products and may continue to do so as we expect an overall reduction in travel due to shelter-in-place orders, work and travel restrictions, and other similar measures to try to contain the COVID-19 virus. However, we expect consumers to focus on wipes and cleaning products and during recessions consumers often turn to less expensive Do It Yourself versus Do It for Me services. During the third quarter, as countries and states began to reopen, we did experience recovery in auto care sales in the latter part of the quarter.

Our core batteries and auto care businesses in North America performed strongly in the third fiscal quarter of 2020, but this was partially offset by the softness in other markets across both the battery and auto care businesses. In addition, the Company had incremental operating costs of approximately $9 incurred to maintain business continuity and approximately $4 of higher interest to strengthen liquidity in the third fiscal quarter. These incremental costs were offset by lower net SG&A costs of approximately $4 as we reduced travel related costs due to restrictions caused by the pandemic. The net impact of the incremental costs reduced reported and adjusted earnings per share by $0.11 for the third fiscal quarter. The impact for the nine months ended June 30, 2020 was incremental operating costs of approximately $10 and higher interest costs of approximately $5, offset by the lower SG&A of approximately $4 for a net reduction to reported and adjusted earnings per share of $0.12.

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

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). In addition, pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received, net of the working capital settlement, were approximately $323.

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

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs of $11.4 and $47.6 in the quarter and nine months ended June 30, 2020, respectively, and $28.0 and $159.9 for the quarter and nine months ended June 30, 2019, respectively.

Pre-tax costs recorded in Costs of products sold were $5.5 and $20.7 for the quarter and nine months ended June 30, 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring. Pre-tax costs recorded in Costs of products sold were $12.4 and $44.1 for the quarter and the nine months ended June 30, 2019, respectively, and primarily related to the inventory fair value adjustment of $6.5 and $33.7, respectively.

Pre-tax acquisition and integration costs recorded in SG&A were $6.1 and $25.3 for the quarter and nine months ended June 30, 2020, respectively, related to the integration of the acquisitions, including consulting fees and costs of integrating the information technology systems of the businesses. Pre-tax acquisition and integration costs recorded in SG&A were $15.1 and $63.1 for the quarter and nine months ended June 30, 2019, respectively, primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery and Auto Care Acquisitions.

For the quarter and nine months ended June 30, 2020, the Company recorded $0.2 and $1.2, respectively, in research and development. For the quarter and nine months ended June 30, 2019, the Company recorded $0.3 in research and development.

Included in Other items, net for the quarter ended June 30, 2020 was $0.4 of pre-tax transition services income. Other items, net for the nine months ended June 30, 2020 were pre-tax expenses of $0.4, which included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.8 transition services income.

Included in Other items, net for the three and nine months ended June 30, 2019 were pre-tax expenses of $0.2 and pre-tax income of $13.2, respectively. The quarter included transition services income of $0.7 offset by a $0.9 loss related to the hedge contract on the expected proceeds from the Varta Divestiture.

The pre-tax income of $13.2 in Other items, net in the nine months ended June 30, 2019 was primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery Acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity during the nine months ended June 30, 2019. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition during the nine months ended June 30, 2019. The Company also earned income related to transition services agreements of $0.8 for the nine months ended June 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business as well as the $0.9 loss related to the hedge contract on the expected proceeds of the Varta Divestiture.

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

The total pre-tax expense related to the restructuring plans for the quarter and nine months ended June 30, 2020 were $7.3 and $21.0, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, and other exit costs. The costs were reflected in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. Costs for the quarter ended June 30, 2020 were incurred within the Americas and International segments in the amount of $6.8 and $0.5, respectively. Costs for the nine months ended June 30, 2020 were incurred within the Americas and International segments in the amount of $19.6 and $1.4, respectively.

Total pre-tax charges relating to the restructuring since inception were $33.1. At June 30, 2020, the restructuring reserve was recorded on the Consolidated (Condensed) Balance sheet in Other current liabilities of $13.2 and Other liabilities of $0.7.

Energizer expects to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $45 through the end of calendar 2021. Total cost savings by the end of calendar 2021 are expected to be approximately $60 to $65 annually, primarily to be realized within Cost of products sold. Realization of cost savings from the restructuring plans began in the first quarter of fiscal 2020.

Refer to Note 5 for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings from continuing operations of $29.0, or $0.37 per diluted common share, compared to $9.2, or $0.07 per diluted common share, in the prior year third fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.50 for the third fiscal quarter as compared to $0.37 in the prior year quarter, an increase of 35.1%.
For the nine months ended June 30, 2020, Energizer reported Net earnings from continuing operations of $88.5, or $1.10 per diluted common share, compared to $17.7, or $0.15 per diluted common share in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $1.73 for the nine month period compared to the $2.07 in the prior year comparable period, a decrease of 16.4%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, the loss on extinguishment of debt and the one-time impact of the CARES Act and the 2017 tax reform as described in the tables below. The impact of these items are provided below as a reconciliation of Net earnings from continuing operations and Diluted net earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net earnings/(loss) attributable to common shareholders	$25.8	$3.0	$(53.9)	$(2.8)
Mandatory preferred stock dividends	(4.0)	(4.4)	(12.1)	(7.7)
Net earnings/(loss)	29.8	7.4	(41.8)	4.9
Net earnings/(loss) from discontinued operations	0.8	(1.8)	(130.3)	(12.8)
Net earnings from continuing operations	$29.0	$9.2	$88.5	$17.7
Pre-tax adjustments
Acquisition and integration (1)	11.4	28.0	47.6	159.9
Loss on extinguishment of debt (2)	—	—	4.2	—
Total adjustments, pre-tax	11.4	28.0	51.8	159.9
After tax adjustments
Acquisition and integration	7.8	22.1	35.3	129.1
Loss on extinguishment of debt	—	—	3.2	—
One-time impact of the CARES Act	1.7	—	5.1	—
One-time impact of 2017 tax reform	—	(0.8)	—	0.7
Total adjustments, after tax	9.5	21.3	43.6	129.8
Adjusted net earnings from continuing operations (3)	$38.5	$30.5	$132.1	$147.5
Mandatory preferred stock dividends	(4.0)	(4.4)	(12.1)	(7.7)
Adjusted net earnings from continuing operations attributable to common shareholders	$34.5	$26.1	$120.0	$139.8

Diluted net earnings per common share - continuing operations	$0.37	$0.07	$1.10	$0.15
Adjustments (per common share)
Acquisition and integration	0.11	0.31	0.51	1.81
Loss on extinguishment of debt	—	—	0.05	—
One time impact of the CARES Act	0.02	—	0.07	—
One-time impact of 2017 tax reform	—	(0.01)	—	0.01
Impact for diluted share calculation (4)	—	—	—	0.10
Adjusted diluted net earnings per diluted common share - continuing operations	$0.50	$0.37	$1.73	$2.07
Weighted average shares of common stock - Diluted	68.7	70.6	69.4	66.5
Adjusted Weighted average shares of common stock - Diluted (4)	68.7	70.6	69.4	71.2

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Inventory step up (COGS)	$—	$6.5	$—	$33.7
Cost of products sold	5.5	5.9	20.7	10.4
SG&A	6.1	15.1	25.3	63.1
Research and development	0.2	0.3	1.2	0.3
Interest expense	—	—	—	65.6
Other items, net	(0.4)	0.2	0.4	(13.2)
Acquisition and integration related items	$11.4	$28.0	$47.6	$159.9

(2) This loss on extinguishment of debt is associated with the term loan refinancing which occurred in the first fiscal quarter of 2020 and was recorded in interest expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(3) The effective tax rate for the quarter ended June 30, 2020 and 2019 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 23.5% and 18.4%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The effective tax rate for the nine months ended June 30, 2020 and 2019 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.9% and 20.4%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(4) For the nine months ended June 30, 2019 calculation, the Adjusted Weighted average shares of common stock - Diluted is assuming conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been adjusted out of the Adjusted net earnings.

Highlights

Total Net sales (In millions - Unaudited)
	For the Quarter Ended June 30, 2020		For the Nine Months Ended June 30, 2020
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$647.2		$1,775.5
Organic	22.3	3.4%	17.6	1.0%
Impact of Battery Acquisition	—	—%	125.5	7.1%
Impact of Auto Care Acquisition	—	—%	85.1	4.8%
Change in Argentina	0.1	—%	(0.4)	—%
Impact of currency	(11.6)	(1.7)%	(21.5)	(1.3)%
Net Sales - current year	$658.0	1.7%	$1,981.8	11.6%
See non-GAAP measure disclosures above.

Net sales were $658.0 for the third quarter of 2020, an increase of $10.8 as compared to the prior year quarter driven by the following items:

•Organic Net sales increased 3.4%, or $22.3, in the third fiscal quarter due to the following items:

◦Increased distribution, primarily in North America, contributed 2.7% to the organic increase;

◦Increased year over year replenishment volume, primarily in North America battery sales, contributed 1.4% to the organic increase, which was almost entirely offset by the decrease in organic sales of 1.3% caused by the pandemic impact, primarily in the international developing and distributor markets; and

◦Favorable pricing added 0.6%.

•Our Argentina operations had a favorable impact on Net sales of $0.1.

•Unfavorable movement in foreign currencies resulted in decreased sales of $11.6, or 1.7%.

Net sales for the nine months ended June 30, 2020 were $1,981.8, an increase of $206.3 as compared to the prior year comparative period, driven by the following items:

•Organic net sales were up 1.0% due to the following items:

◦Increased distribution across both of our segments contributed 2.4% to the organic increase;

◦Pricing actions, slightly offset by channel and product mix in addition to increased trade investment, contributed 0.3% to the organic increase;

◦A net decline in replenishment offset the organic increase by 0.9%, which was driven by the US price increase taken in the prior year and the impacts of a competitive launch, coupled with lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019. This decline was partially offset by the beneficial net impacts of COVID-19 on battery demand; and

◦Phasing of holiday activity from the first quarter to the fourth quarter of fiscal 2019 offset the organic increase by 0.8%.

•The positive impact of the acquisitions was $210.6, or 11.9%;

•The unfavorable impact due to the change in Argentina operations was $0.4; and

•Unfavorable currency impacts were $21.5, or 1.3%.

The above sales discussion reflects our view of the impacts of the pandemic on our business based on trends that existed prior to its escalation on a global scale. Overall, we experienced significant disruption in auto care and many of our international markets in the first part of the third quarter, while battery sales in North America experienced a consistently high level of demand throughout the third quarter. As countries and states began to reopen, we did experience recovery in auto care and international sales during the latter part of the third quarter.

Gross margin percentage on a reported basis for the third fiscal quarter of 2020 was 40.0%, compared to 38.1% in the prior year. Excluding $5.5 of integration costs in the current quarter, adjusted gross margin was 40.8%, compared to 40.0% in the prior year, excluding inventory step up costs of $6.5 and acquisition and integration costs of $5.9 in the prior year. The 80 basis point increase from prior year was driven by realized synergies and favorable material pricing partially offset by operational costs related to COVID-19 of approximately $9, or 140 basis points, and unfavorable foreign currency movements of $9.3, or 70 basis points.

Gross margin percentage on a reported basis for the nine months ended June 30, 2020 was 40.4%, compared to 40.3% in the prior year comparative period. Excluding $20.7 of acquisition and integration costs in the current year, adjusted gross margin was 41.4%, compared to 42.8% in the prior year, excluding inventory step up costs of $33.7 and acquisition and integration costs of $10.4 in the prior year. The 140 basis point decrease from prior year was largely driven by the lower margin rate profile of the acquired businesses, as well as unfavorable channel and product mix, foreign currency movements, tariffs and the operational impact of COVID-19 of approximately $10. These decreases were partially offset by improved material pricing and realized synergies.

Advertising and sales promotion expense (A&P) was $37.3, or 5.7% of net sales, in the third fiscal quarter of 2020, as compared to $34.3, or 5.3% of net sales, in the prior third fiscal quarter 2019. The increase of $3.0 was planned incremental investment in our branded product portfolio.

A&P was $106.9, or 5.4% of net sales, as compared to $99.9, or 5.6% of net sales, in the prior year comparative period. The increase of $7.0 over the prior year is driven by incremental spending of $3.5 on our acquired businesses which was primarily for product and packaging innovation and promotional support for our auto care brands, in addition to planned incremental investment in our branded product portfolio.

Selling, general, and administrative expense (SG&A) was $112.8 in the third fiscal quarter of 2020, or 17.1% of net sales, as compared to $127.6, or 19.7% of net sales, in the prior period. Included in the third fiscal quarter of 2020 and 2019 results were acquisition and integration costs of $6.1 and $15.1, respectively. Excluding acquisition and integration costs, adjusted SG&A was $106.7, or 16.2% of net sales, as compared to $112.5, or 17.4% of net sales, in the prior year. The decrease of $5.8 was driven by synergy realization primarily due to transition service agreement (TSA) exits and reduced spending in the quarter due in part to net COVID-19 impacts, including travel restrictions.
SG&A was $351.0 for the nine months ended June 30, 2020, or 17.7% of net sales, as compared to $373.5, or 21.0% of net sales, in the prior year comparative period. Included in the nine months ended June 30, 2020 and 2019 results were acquisition and integration costs of $25.3 and $63.1, respectively. Excluding the acquisition and integration costs, adjusted SG&A was $325.7, or 16.4% of net sales, as compared to the $310.4, or 17.5% of net sales, in the prior year. The absolute dollar increase was due to the incremental SG&A of approximately $26 from the acquired businesses in fiscal 2020 compared to fiscal 2019, offset by synergy realization and reduced spending due in part to net COVID-19 impacts, including travel restrictions. The decrease in percentage was driven by synergy realization, primarily due to TSA exits and reduced spending in the back half of the period due in part to COVID-19 impacts and restrictions.
Research and Development (R&D) was $8.4, or 1.3% of net sales, for the quarter ended June 30, 2020, as compared to $9.5, or 1.5% of net sales, in the prior year comparative period. For the nine months ended June 30, 2020, R&D was $25.6, or 1.3% of net sales, as compared to $23.7, or 1.3% of net sales in the prior year comparative period.
Interest expense was $50.8 for the third fiscal quarter of 2020, compared to $51.9 for the prior year comparative period. Despite approximately $4 in incremental interest resulting from our April 2020 $250.0 bond add on offering and additional revolver draw to increase financial flexibility during the pandemic, interest expense decreased by $1.1 due to lower rates in the current year.
Interest expense was $149.0 for the nine months ended June 30, 2020, and $177.3 for the prior year comparative period. Excluding the current year $4.2 loss on extinguishment of debt and the prior year interest expense and ticking fees related to the the Battery Acquisition as well as the issuance fees associated with the Battery and Auto Care Acquisitions' new debt issued in January 2019 of $65.6, the current year interest expense increased $33.1 attributed to a higher average debt balance associated with the acquisitions.
Other items, net was expense of $0.7 for the third fiscal quarter of 2020 compared to a benefit of $0.8 for the prior year third quarter. Other items, net was expense of $5.8 and a benefit of $13.9 for nine months ended June 30, 2020 and 2019, respectively.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Other items, net
Interest income	$(0.2)	$(0.3)	$(0.4)	$(1.3)
Foreign currency exchange loss/(gain)	2.9	(0.3)	8.0	2.4
Pension benefit other than service costs	(0.5)	(0.7)	(1.5)	(2.1)
Other	(1.1)	0.3	(0.7)	0.3
Acquisition foreign currency loss/(gain)	—	0.9	2.2	(8.1)
Interest income on restricted cash	—	—	—	(5.8)
Transition services agreement income	(0.4)	(0.7)	(0.8)	(0.8)
Gain on sale of assets	—	—	(1.0)	—
Settlement of acquired business hedging contract	—	—	—	1.5
Total Other items, net	$0.7	$(0.8)	$5.8	$(13.9)

The effective tax rate on a year to date basis was 25.9% as compared to 30.3% in the prior year. The current year rate includes costs related to acquisition and integration in addition to the unfavorable impact of $5.1 for the CARES

Act, which was signed into law on March 27, 2020 and provides, among other things, increased interest deduction limitations to companies which can decrease overall cash taxes paid. The prior year rate includes $0.7 for the one-time impact of 2017 tax reform and includes the impact of the disallowed transaction costs resulting from the acquisitions, which drove a higher tax rate in the prior year.

Excluding the impact of these Non-GAAP adjustments, the year to date adjusted effective tax rate was 22.9% as compared to 20.4% in the prior year. The increase in the rate versus prior year is due to the country mix of earnings which drove a higher foreign tax rate as well as the expiration of certain tax holidays in foreign jurisdictions.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 9, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended June 30, 2020 and 2019. Segment sales and Segment profit analysis for the quarter and nine months ended June 30, 2020 are presented below.

Segment Net sales (In millions)
Quarter and nine months ended June 30, 2020

	Quarter Ended June 30, 2020		Nine Months Ended June 30, 2020
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '19	$465.1		$1,220.2
Organic	33.6	7.2%	25.5	2.1%
Impact of Battery Acquisition	—	—%	107.1	8.8%
Impact of Auto Care Acquisition	—	—%	74.0	6.1%
Change in Argentina	0.1	—%	(0.4)	—%
Impact of currency	(6.9)	(1.4)%	(10.1)	(0.9)%
Net sales - FY '20	$491.9	5.8%	$1,416.3	16.1%

International
Net sales - FY '19	$182.1		$555.3
Organic	(11.3)	(6.2)%	(7.9)	(1.4)%
Impact of Battery Acquisition	—	—%	18.4	3.3%
Impact of Auto Care Acquisition	—	—%	11.1	2.0%
Impact of currency	(4.7)	(2.6)%	(11.4)	(2.1)%
Net sales - FY '20	$166.1	(8.8)%	$565.5	1.8%

Total Net sales
Net sales - FY '19	$647.2		$1,775.5
Organic	22.3	3.4%	17.6	1.0%
Impact of Battery Acquisition	—	—%	125.5	7.1%
Impact of Auto Care Acquisition	—	—%	85.1	4.8%
Change in Argentina	0.1	—%	(0.4)	—%
Impact of currency	(11.6)	(1.7)%	(21.5)	(1.3)%
Net sales - FY '20	$658.0	1.7%	$1,981.8	11.6%

Results for the Quarter Ended June 30, 2020

Americas reported a Net sales increase of 5.8%. Excluding unfavorable foreign currency impact of $6.9, or 1.4%, organic net sales increased 7.2% for the third fiscal quarter. The organic increase was driven by distribution gains in both the battery and auto categories, the beneficial net impacts of COVID-19 driven by battery sales in North America and favorable pricing.

International reported a Net sales decrease of 8.8%. Excluding the impact of unfavorable foreign currency movement of $4.7, or 2.6%, organic net sales decreased 6.2% driven by the negative impacts of the pandemic across all international markets and increased trade investment. These decreases were slightly offset by increased distribution and replenishment volumes in both modern and developing markets.

Results for the Nine Months Ended June 30, 2020

Americas reported a Net sales increase of 16.1%. Excluding the impact of acquisitions, which positively impacted Net sales by $181.1, or 14.9%, and unfavorable foreign currency impact of $10.1, or 0.9%, organic net sales increased 2.1% for the nine month period. The organic increase was driven by distribution gains, the beneficial net impacts of COVID-19 and favorable pricing. Partially offsetting the organic increase was a net decline in replenishment driven by the US price increase taken in the prior year and the impacts of a competitive launch, coupled with lower replenishment volumes associated with hurricane activity in the fourth fiscal quarter of 2019.

International reported a Net sales increase of 1.8%. Excluding the impact of acquisitions, which positively impacted net sales by $29.5, or 5.3%, and the unfavorable foreign currency movement of $11.4, or 2.1%, organic net sales decreased 1.4% driven by the negative impacts of the pandemic and increased trade investment in modern markets. These decreases were slightly offset by increased distribution and replenishment volumes across all markets.

Segment Profit (In millions)
Quarter and Nine Months Ended June 30, 2020

	For the Quarter Ended June 30, 2020		Nine Months Ended June 30, 2020
	$ Change	% Chg	$ Change	% Chg
Americas
Segment profit - FY '19	$103.8		$308.6
Organic	22.8	22.0%	14.3	4.6%
Impact of Battery Acquisition	—	—%	21.8	7.1%
Impact of Auto Care Acquisition	—	—%	15.8	5.1%
Change in Argentina	0.4	0.4%	(0.5)	(0.2)%
Impact of currency	(4.1)	(4.0)%	(6.1)	(1.9)%
Segment profit - FY '20	$122.9	18.4%	$353.9	14.7%

International
Segment profit - FY '19	$41.0		$132.0
Organic	(3.1)	(7.6)%	(5.3)	(4.0)%
Impact of Battery Acquisition	—	—%	6.1	4.6%
Impact of Auto Care Acquisition	—	—%	1.3	1.0%
Impact of currency	(3.1)	(7.5)%	(6.7)	(5.1)%
Segment profit - FY '20	$34.8	(15.1)%	$127.4	(3.5)%

Total Segment profit
Segment Profit - FY '19	$144.8		$440.6
Organic	19.7	13.6%	9.0	2.0%
Impact of Battery Acquisition	—	—%	27.9	6.3%
Impact of Auto Care Acquisition	—	—%	17.1	3.9%
Change in Argentina	0.4	0.3%	(0.5)	(0.1)%
Impact of currency	(7.2)	(5.0)%	(12.8)	(2.9)%
Segment profit - FY '20	$157.7	8.9%	$481.3	9.2%

Refer to Note 9, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2020

Global reported segment profit increased by $12.9, or 8.9%. The organic increase of $19.7, or 13.6%, was driven by top-line organic growth, realized synergies and improved material pricing. In addition, we experienced favorable SG&A due to reduced spending, driven in pat by COVID-19 related travel restrictions and realized synergies. Slightly offsetting the organic growth were operational costs related to COVID-19 of approximately $9, which impacted gross margin, as well as the planned higher A&P investment. Argentina operations, which had a favorable impact on segment profit, contributed $0.4, or 0.3%, and unfavorable foreign currency impacts had a negative impact of $7.2, or 5.0%.
Americas reported segment profit increased by $19.1, or 18.4%. The change in Argentina operations had a favorable impact on segment profit of $0.4, or 0.4%, while the unfavorable impact from foreign currency was $4.1. Excluding these items, organic segment profit increased by $22.8, or 22.0%, driven by top-line growth, realized synergies, improved material pricing and favorable overhead spending driven in part by net COVID-19 impacts. These increases were slightly offset by planned incremental A&P investment.

International reported segment profit decreased $6.2, or 15.1%. This was driven by the unfavorable movement in foreign currencies of $3.1 and organic segment profit decrease of $3.1, or 7.6%, driven by the net sales decrease and higher operational costs due to COVID-19, which impacted gross margin. These decreases were slightly offset by lower A&P investment, due to timing, and lower overhead spending, driven in part by COVID-19 impacts and restrictions.

Results for the Nine Months Ended June 30, 2020

Global reported segment profit increased by $40.7, or 9.2%. The favorable impact of the acquisitions added $45.0, or 10.2% while the organic increase of $9.0, or 2.0%, was driven by the net sales increase, realized synergies, favorable material pricing, and favorable SG&A due to reduced spending driven by the pandemic. Slightly offsetting the organic growth was the negative impact of tariffs, operational costs related to COVID-19 and unfavorable foreign currency movements, which impacted gross margin, as well as slightly higher planned A&P investment. Our Argentina operations had an unfavorable impact on segment profit of $0.5, or 0.1% and foreign currency impacts were unfavorable by $12.8, or 2.9%.

Americas reported segment profit increased by $45.3, or 14.7%. The increase was driven by the acquisitions which contributed $37.6, or 12.2%. The change in Argentina operations had a negative impact on segment profit of $0.5, or 0.2%, while the unfavorable impact from foreign currency was $6.1. Excluding these items, organic segment profit increased by $14.3, or 4.6%, driven by the net sales increase, realized synergies, improved material pricing and favorable overhead spending driven in part by net COVID-19 impacts and restrictions. These increases were slightly offset by higher planned incremental A&P investment and operational costs related to COVID-19, which impacted gross margin.

International reported segment profit decreased $4.6, or 3.5%. Excluding the positive impact of the acquisitions of $7.4, the movement in foreign currencies decreased $6.7 and organic segment profit decreased $5.3, or 4.0%, driven by the net sales decrease and higher operational costs due to COVID-19, which impacted gross margin. These decreases were slightly offset by lower A&P investment, due to timing, and lower overhead spending, driven in part by COVID-19 impacts and restrictions.

General Corporate and Global Marketing Expenses

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
General corporate and other expenses	$25.6	$29.9	$74.0	$78.3
Global marketing expense	7.4	3.0	19.1	12.5
General corporate and global marketing expense	$33.0	$32.9	$93.1	$90.8
% of Net Sales	5.0%	5.1%	4.7%	5.1%

For the quarter ended June 30, 2020, general corporate and other expenses were $25.6, a decrease of $4.3 as compared to the prior year comparative period, driven by synergy realization primarily due to TSA exits and reduced spending in the quarter largely driven by COVID-19 impacts and restrictions.

For the nine months ended June 30, 2020, general corporate and other expenses were $74.0, a decrease of $4.3 to prior year. The current year included additional costs from the acquired businesses of $5.6. These costs were offset by synergy realization, primarily due to TSA exits and reduced spending largely driven by COVID-19 impacts and restrictions.

For the quarter and nine months ended June 30, 2020, global marketing expenses were $7.4 and $19.1, respectively, compared to $3.0 and $12.5, respectively, in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

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
Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2020, Energizer had $595.6 of cash and cash equivalents, approximately 40% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (Revolving Credit Facility). The borrowings will bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The credit agreement also contains customary affirmative and restrictive covenants. As of June 30, 2020, the Company had $200.0 of outstanding borrowings under the Revolving Credit Facility and had $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $192.7 remained available as of June 30, 2020. During the year, the Company also amended its credit agreement to reduce the contractual step-down in the maximum Total Net Leverage Ratio at the end of the fourth quarter of fiscal 2021.

On April 22, 2020, the Company completed an add-on offering of $250.0 of our 6.375% Senior Notes due 2026 (2026 Notes). The 2026 Notes priced at 102.25% of principal. The Company utilized the proceeds from the add-on offering to repay indebtedness on the Revolving Credit Facility and to pay fees and expenses relating to the offering. Refer to Note 12 for additional details.

Subsequent to the quarter, on July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized a portion of the net proceeds from the sale of the 2028 Notes to fund the purchase of $488.8 in aggregate principal amount of the Company’s outstanding 5.50% Senior Notes due 2025 (2025 Notes) accepted for purchase pursuant to a cash tender offer. The Company used the remaining net proceeds from such sale, together with cash on hand, to fund the redemption of 2025 Notes not purchased pursuant to the tender offer, at a redemption price equal to 102.750% of the aggregate principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date. As a result of such redemption, all 2025 Notes that were not tendered and purchased by the Company pursuant to the tender offer were redeemed. The Company paid a total call premium for tendered and called notes of $18.3.

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

Operating Activities

Cash flow from operating activities from continuing operations was $231.9 in the nine months ended June 30, 2020, as compared to $30.4 in the prior year comparative period. This change of $201.5 was primarily driven by higher year over year net earnings resulting from lower cash expenditures of approximately $116 associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the Term Loan facility that was utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition in the prior year.

In addition, working capital changes favorably impacted cash flow from operations year over year by approximately $93. These changes were driven by approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment, approximately $30 related to favorable accounts receivable collections as the Company's factoring program was more established throughout fiscal 2020 compared to the prior year, and approximately $35 related to working capital settlements associated with the Acquisitions as well as higher trade and A&P accruals driven by timing of payments and programs.

Investing Activities

Net cash used by investing activities from continuing operations was $47.4 and $2,490.1 for the nine months ended June 30, 2020 and 2019, respectively, and consisted of the following:

•Capital expenditures of $44.4 and $36.4 in the nine months ended June 30, 2020 and 2019, respectively.

•Proceeds from sale of assets of $1.5 and $0.1 in the nine months ended June 30, 2020 and 2019, respectively.

•Acquisitions, net of cash acquired was $4.5 in the nine months ended June 30, 2020. The majority of this payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $0.9 was utilized to complete the CAE acquisition.

•Acquisitions, net of cash acquired was $2,453.8 in the nine months ended June 30, 2019. This included$1,518.4 for the Battery Acquisition and $935.4 for the cash portion of the Auto Care Acquisition. Net cash from discontinued operations includes the remaining $400.0 currently allocated to the purchase of the Divestment Business.

Investing cash outflows of approximately $20 to $30 are anticipated for the full fiscal year 2020 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $40 to $50 are anticipated in full fiscal year 2020 for integration related capital expenditures. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash used by financing activities from continuing operations was $115.4 for the nine months ended June 30, 2020 as compared to net cash inflow from financing activities from continuing operations of $1,328.5 in the prior fiscal year comparative period. For the nine months ended June 30, 2020, cash used by financing activities from continuing operations consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $620.6 relating to the add on offering of $250.0 of our 6.375% Senior Notes due 2026 in April 2020 and the refinancing of the 2018 Term Loans in December 2019;

•Payments of debt with maturities greater than 90 days of $770.3, related to the Term Loan refinancing in December 2019, the repayment of $345.8 of debt from the proceeds of the Varta divestiture as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B;

•Net increase in debt with original maturities of 90 days or less of $171.5, primarily related to borrowings on the Revolving Credit Facility;

•Dividends paid on common stock of $64.3 (see below);

•Dividends paid on mandatory convertible preferred stock of $12.1;

•Common stock repurchases of $45.0 at an average price of $45.93 per share
•Debt issuance costs of $6.1 relating to the add on offering of $250.0 of our 6.37% Senior Notes due in 2026 and the Term Loan refinancing; and

•Taxes paid for withheld share-based payments of $9.7.

For the nine months ended June 30, 2019, cash from financing activities from continuing operations consisted of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the 2018 Term Loans and the bonds utilized to fund the Battery and Auto Care acquisitions;

•Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•Net proceeds from the issuance of Mandatory Preferred Convertible Stock of $199.5 utilized to fund the Auto Care Acquisition;

•Payments of debt with maturities greater than 90 days of $513.8, primarily related to the repayment of our Term Loan due in 2022 and an additional $125.0 payment on the 2018 Term Loan A and 2018 Term Loan B;

•Net decrease in debt with original maturities of 90 days or less of $204.5, primarily related to repayment of borrowings on our Revolving Credit Facility;

•Dividends paid of $61.7;

•Dividends paid on mandatory convertible preferred stock of $4.0;

•Common stock purchased of $45.0 at an average price of $43.46;

•Debt issuance costs of $40.1; and

•Taxes paid for withheld share-based payments of $7.2.

Dividends

On November 11, 2019, the Board of Directors declared a dividend for the first quarter of fiscal 2020 of $0.30 per common share of common stock, payable on December 17, 2019, to all shareholders of record as of the close of business on November 26, 2019. On January 27, 2020, the Board of Directors declared a cash dividend for the second quarter of fiscal 2020 of $0.30 per common share of common stock, payable on March 18, 2020, to all shareholders of record as of the close of business on February 22, 2020. On April 27, 2020, the Board of Directors declared a cash dividend for the third quarter of 2020 of $0.30 per share of common stock, payable on June 10, 2020, to all shareholders of record as of the close of business May 20, 2020.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2019 which had been declared in fiscal 2019. On November 11, 2019, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2020, which was paid on January 15, 2020. On January 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of April 1, 2020, which was paid on April 15, 2020. On April 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of July 1, 2020. This dividend was accrued at June 30, 2020 and was paid on July 15, 2020.

Subsequent to the end of the fiscal quarter, on July 27, 2020, the Board of Directors declared a cash dividend for the fourth quarter of 2020 of $0.30 per share of common stock, payable on September 10, 2020, to all shareholders of record as of the close of business August 20, 2020.

Subsequent to the end of the fiscal quarter, on July 27, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on October 15, 2020, to all shareholders of record as of the close of business on October 1, 2020.

Share Repurchases

In July 2015, the Company's Board of Directors approved an authorization for the Company to acquire up to 7.5 million shares of its common stock. During the nine months ended June 30, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Exchange Act.

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

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2020 were $8.4. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at June 30, 2020 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,335.9	$91.3	$253.5	$620.0	$2,371.1
Interest on long-term debt (1)	1,085.1	92.0	354.9	335.8	302.4
Notes payable	205.4	205.4	—	—
Operating leases (2)	182.9	4.6	35.6	32.2	110.5
Capital leases (3)	90.3	1.2	9.3	9.0	70.8
Pension plans (4)	2.6	2.6	—	—	—
Purchase obligations and other (5)	24.8	15.3	9.5	—	—
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,943.7	$412.4	$662.8	$1,006.4	$2,862.1
(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2020. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $200 of Energizer's variable rate debt at an interest rate of 2.03% and an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $400 of variable rate debt at 2.47%.
(2) Operating lease payments include the net present value of the lease obligation of $126.9 as well as the imputed interest included in the payment of $56.
(3) Capital lease payments include the full capital leases obligation of $46.1 as well as the interest included in the payment of $44.2.
(4) Globally, total expected pension contributions for the Company for fiscal year 2020 are estimated to be $5.7. The Company has made payments of $3.1 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2020 and September 30, 2019, Energizer had an unrealized pre-tax loss of $1.2 and unrealized pre-tax gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2020 levels over the next twelve months, $1.0 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2020 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2021.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended June 30, 2020 and 2019 resulted in a loss of $0.6 and $1.3, respectively, and a loss of $2.2 and $0.2 for the nine months ended June 30, 2020 and 2019, respectively. These losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contract on zinc purchases in fiscal 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2022. There were nineteen open contracts at June 30, 2020, with a total notional value of approximately $51. The pre-tax loss recognized on the zinc contracts was $3.5 at June 30, 2020 and $1.0 at September 30, 2019, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2020, Energizer had variable rate debt outstanding with a principal balance of $855.7 under the refinanced 2018 and 2019 Term Loans and the Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter until its termination date of December 31, 2020.

For the quarter ended June 30, 2020, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.51%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Due to the events that occurred during fiscal 2020 relating to the COVID-19 global pandemic, we filed an additional risk factor that should be considered when reviewing our financial information in addition to the risk factors in Item 1A filed on our Annual Report on From 10-K for the year ended September 30, 2019. The additional risk factor is presented below:

We must successfully manage the demand, supply, and operational challenges brought about by the COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the novel coronavirus (COVID-19), has negatively impacted portions of our business and could negatively impact our overall business, financial position and financial results. These impacts caused by fear of exposure or the effects of a widespread public health concern may include, but are not limited to:
•Significant reductions, shifts or fluctuations in demand for one or more of our products, which may be caused by, among other things:
◦a decrease in consumer traffic in brick-and-mortar stores across all our major markets and the resulting negative impact on our net sales to customers in that channel;
◦the temporary inability of our consumers to purchase our products due to illness, quarantine, other travel restrictions, or financial hardship;
◦shifts in demand away from one or more of our premium products to lower priced value or private label products and lower demand in our discretionary product categories;
◦stockpiling or similar “pantry-loading” activity by consumers, which may cause volatility in our quarterly results and, if prolonged, further increase the complexity of our operations planning and financial forecasting and adversely impact our results of operations;
◦significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices; or
◦shifts, fluctuations, or cancellation of orders due to the impact on customers’ operations, including the possibility of temporary or permanent closure;

•Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements, such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability. In addition, we may incur higher costs for transportation, workforce and distribution capability in order maintain the surety of supplying product to our customers;

•Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties and may adversely impact our operations, liquidity and financial results;

•Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products.  These changes may include, but are not limited to, expanded quarantines, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our operating and manufacturing capabilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2020 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	1,822,655
May 1 - May 31	—	$—	—	1,822,655
June 1 - June 30	787	$46.29	—	1,822,655
Total	787	$46.29	—	1,822,655
(1) 787 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

4.1
Indenture, dated July 1, 2020, by and among Energizer Holdings, Inc, the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 1, 2020).

4.2	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed July 1, 2020).

4.3
Supplemental Indenture, dated June 30, 2020, to the Indenture dated June 1, 2015, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed July 1, 2020).

10.1
Amendment No. 3 dated as of April 24, 2020, to the Credit Agreement dated as of December 17, 2018, as amended, among the Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 7, 2020).

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	August 5, 2020