Form 10-K
period 2020-09-30
ENERGIZER HOLDINGS, INC.
filed 2020-11-17
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2020, the last day of the registrant's most recently completed second quarter: $2,070,832,297.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 10, 2020: 68,518,729.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held February 1, 2021 have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2020.

Part I.
Item 1. Business.

Additional information required by this item is incorporated herein by reference to Part II, Item 7, "Management's Discussion and Analysis" (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

Energizer, through its operating subsidiaries, is a global diversified household products leader in batteries, lights and auto care. Energizer is one of the world’s largest manufacturers, marketers and distributors of household and specialty batteries; portable lights; and automotive appearance, performance, refrigerants and freshener products. Information about our legal separation from our former parent company, recent acquisitions and divestment can be found in the MD&A and Notes 1, 4 and 5 to our Consolidated Financial Statements.

Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer® and Eveready®, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

Energizer operates as an independent, publicly traded company, whose shares of common stock are traded on the New York Stock Exchange under the symbol "ENR."

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

In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven® and Bahama & Co.®

The performance product category includes STP®-branded fuel and oil additives, functional fluids and other performance chemical products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

    The air conditioning recharge product category includes do-it-yourself automotive air conditioning recharge products led by the A/C PRO® brand name, along with other refrigerant and recharge kits, sealants and accessories.

    Additional information about our products can be found in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" ("MD&A") in Part II, Item 7 of this Report, and Note 3, Revenue, to our Consolidated Financial Statements.

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

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2020, only Wal-Mart Stores, Inc. accounted for ten percent or more (14.1%) of the Company's annual sales.

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

Additional information can be found in the MD&A and Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue, of our Consolidated Financial Statements.

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The principal raw material used by auto care is refrigerant R-134a, plastic and aluminum. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of most raw materials and component parts required for all of our operations are available at the present time, although we cannot predict their future availability or prices. Our raw materials and component parts are generally available from a number of different sources, and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. We have not experienced any significant interruption in availability of raw materials but have seen some shortages and allocations of component parts due to COVID-19, mainly related to our auto care operations. We are working to qualify additional sources to ensure continued supply of these items. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery, auto care and portable lighting categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer, Rayovac, and Eveready trademarks globally, and license Varta trademarks, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. The number of Energizer, Rayovac, Eveready, Energizer Bunny design, and Mr. Energizer design trademarks, including related designs, slogans and sub-brands, is currently over 2,900 worldwide.

In our auto care business, we also have the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, Eagle One, Armor All, STP, Tuff Stuff, Kent Car Care, A/C Pro and the Nu Finish trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is currently over 1,700 worldwide.

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

Human Capital Resources

As of September 30, 2020, we have approximately 5,900 employees, including approximately 2,400 employees based in the U.S. Approximately 480 employees are unionized, primarily at our Fennimore, Wisconsin, Portage, Wisconsin and Marietta, Ohio facilities. Overall, we consider our employee relations to be good.

Inclusion & Diversity

As a global company, we embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. We encourage colleagues to consider other points of view to help deliver better results. At Energizer, inclusion and diversity (I&D) is a business imperative, not strictly a Human Resources initiative. We are building I&D into our culture with a focus on caring, results, learning and continuous improvement and have identified several key objectives that guide our effort and by which we will demonstrate our commitment to fostering inclusion and diversity, including:

•Promoting a work environment that enables colleagues to feel safe to express their ideas and perspectives and feel they belong to our Energizer team;
•Educating colleagues and people managers to build awareness and understanding in I&D; and
•Recruiting, developing and retaining diverse top talent.

We made significant progress in our I&D focus in fiscal 2020. We created and launched our Global Inclusion & Diversity Council, which is sponsored by our Chief Executive Officer and Chief Human Capital Officer. This Council of 13 members represents locations, functions and business segments across the globe. Its top priorities for the next two years include:

•Implementing a comprehensive I&D learning and development plan to build awareness and drive inclusive behaviors; and
•Developing our diversity pipeline through hiring, mentoring and coaching.

Results-Driven, Collaborative Culture

In addition to our focus on I&D, we focus our company-wide efforts on creating an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. To this end, Energizer colleagues are passionate about working together to win. As one team we learn together, care about each other and do the right thing to deliver results. We are working to develop and promote a culture that will drive our business and build a bright future for our brands, our products, our customers and our consumers. From transparent communication channels, change pulse checks to engagement surveys – which we conduct at least annually through a third-party partner – and leadership forums, we seek out colleague feedback to improve our culture. Our culture champion network, with members in all of our major global markets, leads local and global efforts to create inclusive and diverse work environments and bring our values to life. To bring our colleagues together across multiple time zones and geographies and create a global sense of community, we leverage technology from Yammer communities to LinkedIn posts to a “cameras on” standard for video meetings. This promotes online collaborative workspaces.

Talent Development

We recognize how important it is for our colleagues to develop and progress in their careers. That’s why we provide a variety of resources to help our colleagues grow in their current roles and build new skills — including online development resources from a competency model development library to hundreds of online courses in our Learning Management system. We emphasize individual development planning as part of our annual goal setting process, and offer mentoring programs, along with change management and project management upskilling opportunities. We have leadership development resources for all leaders across the organization and continue to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow.

Pay

Our primary compensation strategy is “Pay for Performance” over the long term as well as on an annual basis, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe our compensation guiding principles are strongly aligned with our corporate strategic priorities and our vision for shareholder value creation.

We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We are conducting global pay equity assessments and compensation reviews, and we are actively working to reduce unconscious bias in our hiring practices, performance reviews and promotion opportunities that may contribute to pay inequities.

Workplace Safety

We care about our colleagues and anyone who enters our workplace. We have a strong Environmental, Health and Safety program that focuses on implementing policies and training programs, as well as performing self-audits to ensure our colleagues leave their workplace safely, every day. Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program (VPP) for their low injury rates, employee engagement and other programs. To put that in context, out of about 8 million workplaces in the entire U.S., only approximately 2,100 have earned VPP recognition. We have globally adopted the same safety programs used by these recognized Energizer sites to maintain a high standard for performance across our operations. Importantly during 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Governmental Regulations and Environmental Matters

    Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations, including those intended to protect public health and the environment. In the U.S. many of our products are regulated by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. We are also subject to regulations regarding the recycling of batteries; transportation, storage or use of certain chemicals to protect the environment; and regulations in other related areas, such as with respect to sustainability in the batteries value chain, including the European Union Batteries Directive. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, foreign, state and local governmental authorities.

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ aftermarket A/C products have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, while such regulations are not currently in effect at the federal level, the applicable regulations could be implemented and if so, depending on the scope and timing of the regulations, could have a materially adverse impact on our business. In addition, individual states are regulating the sale and distribution of products containing R-134a. In addition, regulations may be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions and requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We are also subject to similar or even more restrictive anti-corruption laws imposed by the governments of other countries where we do business, including the UK Bribery Act of 2010 and the Brazil Clean Company Act. We make sales and operate in countries known to experience corruption that are rated as high-risk nations. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, customs brokers, freight forwarders, or distributors that could be in violation of various laws including the FCPA or similar local regulations.

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

The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation (GDPR), the Brazilian Data Protection Law, and the California Consumer Privacy Act of 2018 (CCPA), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.

We also must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and packaging, the remediation of contamination associated with the use and disposal of hazardous substances, chemicals in products and product safety. We are currently involved in or have potential liability with respect to the remediation of past contamination in the operation of some of our current and former facilities. In addition, some of our present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom we have sent waste, may be identified and become the subject of remediation. We could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, which could result in a material adverse effect on our financial condition and results of operations.

For additional information on the laws and regulations that apply to our business, see MD&A and Note 22, Environmental and Regulatory, to our Consolidated Financial Statements. For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."

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

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below addresses the material factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition and make an investment in the Company speculative or risky.

Some of these risks include:

•Global economic and financial market conditions, including the conditions resulting from the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.
•Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
•Changes in the retail environment and consumer preferences could adversely affect our business, financial condition and results of operations.
•We must successfully manage the demand, supply, and operational challenges brought about by the COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
•Loss or impairment of the reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.
•Loss of any of our principal customers could significantly decrease our sales and profitability.
•Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.
•We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
•If we fail to protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
•Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.
•Our business is vulnerable to the availability of raw materials, our ability to forecast customer demand and our ability to manage production capacity.
•Changes in production costs, including raw material prices, could erode our profit margins and negatively impact operating results.
•The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.
•We may be unable to generate anticipated cost savings, successfully implement our strategies, or efficiently manage our supply chain and manufacturing processes, and our profitability and cash flow could suffer as a result.
•Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.
•A failure of a key information technology system could adversely impact our ability to conduct business.
•Our operations depend on the use of information technology systems that are subject to data privacy regulations, including recently effective European Union requirements, and could be the target of cyberattack.
•We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.
•We may experience losses or be subject to increased funding and expenses related to our pension plans.

•The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from our projections, which may adversely affect our future profitability, cash flows and stock price.
•If we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties, dilution, and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•We may be unable to realize the anticipated benefits of the 2019 acquisitions of the global auto care and battery, lighting and power businesses from Spectrum Brands.
•The 2019 auto care and battery acquisitions may have liabilities that are not known to us and the acquisition agreements may not provide us with sufficient indemnification with respect to such liabilities.
•Our business involves the potential for claims of product liability, labeling claims, commercial claims and other legal claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
•Our business is subject to increasing regulation in the U.S. and abroad, the uncertainty and cost of future compliance and consequence of non-compliance with which may have a material adverse effect on our business.
•Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
•We are subject to environmental laws and regulations that may expose us to significant liabilities and have a material adverse effect on our results of operations and financial condition.
•We cannot guarantee that any share repurchase program will be fully consummated or that any share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our stock and diminish our cash reserves.
•Our common stock ranks junior to our Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
•Holders of our Mandatory Convertible Preferred Stock will have the right to elect two directors in the case of certain dividend arrearages.
•Certain rights of the holders of the Mandatory Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

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

Economic, Competitive and Industry Risks

Global economic and financial market conditions, including the conditions resulting from the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.

Unfavorable global economic conditions and the economies in regions in which we conduct business have experienced substantial economic downturns as a result of the COVID-19 pandemic. We are currently experiencing reduced demand for certain of our consumer products, and in the future might be adversely affected in a material way by lower consumer demand as a result of recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided. In response to unfavorable economic conditions, there could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of purchasing patterns to lower cost options such as “private label” brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products.

Global markets continued to face threats and uncertainty during fiscal year 2020. Future changes to U.S. or foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations, and fear of exposure to or actual impacts of a widespread disease outbreak, such as the COVID-19 pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We face intense competition from consumer product companies both in the U.S. and in global markets. Most of our products compete with other widely advertised, promoted and merchandised brands within each product category. The categories in which we operate are mature and highly competitive, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, our customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower-cost competitors.

Competition in our product categories is based upon brand perceptions, innovation, product performance, customer service and price. Our ability to compete effectively could be affected by a number of factors, including:

•Our competitors might have substantially greater financial, marketing, research and development, and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.
•Our competitors may have lower production, sales and distribution costs, and higher profit margins.
•Our competitors have obtained, and may in the future be able to obtain, exclusivity or sole source at particular retailers or favorable in-store placement.
•We may lose market share to certain retailers, including club stores, grocery, dollar stores, mass merchandisers and internet-based retailers, which may offer private label brands that are typically sold at lower prices and compete with our products in certain categories.
•Despite increased demand for many of our products in response to COVID-19, we expect heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of our product categories. We expect such activities to include more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new products. We expect promotional activities to increase as retailers try aggressively to get consumers back into their stores after prolonged “stay at home” and other government restrictions continue to ease over the coming months. Furthermore, our competitors may attempt to gain market share by offering products at prices at or below those we typically offer.

Changes in the retail environment and consumer preferences could adversely affect our business, financial condition and results of operations.

Our sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, the retail environment continues to evolve and may change to a more significant extent or at a faster pace in light of the COVID-19 pandemic, with a greater consumer emphasis on health and wellness, and this could significantly change the way traditional retailers do business. Alternative retail channels, including hard discounters, e-commerce retailers and subscription services, have become more prevalent, and retailers are increasingly selling consumer products through such alternative retail channels. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online, including in response to the COVID-19 pandemic) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Although we are engaged in e-commerce with respect to many of our products, if we are not successful in expanding sales in such alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly private label products may reduce our ability to market and sell our products through such retailers. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

Our failure to adapt to changing consumer preferences and market dynamics or expand sales through e-commerce retailers, hard discounters and other alternative retail channels, may negatively impact our business, financial condition and results of operations. With the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. This trend, which has been magnified due to the COVID-19 pandemic, has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies, demand lower pricing, or higher trade discounts or impose other burdensome requirements on product suppliers. These business demands may relate to inventory practices, in-store on online product placement, transportation and storage or product packaging. Such customers may also shift their focus away from branded products toward private label or other aspects of the customer-supplier relationship. These large consolidated companies could also exert additional competitive pressure on our other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on us. If we cease doing business with a significant customer or if sales of our products to a significant customer materially decrease due to customer inventory reductions or otherwise, our business, financial condition and results of operations may be harmed.

We must successfully manage the demand, supply, and operational challenges brought about by the COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, has negatively impacted portions of our business and could negatively impact our overall business, financial position and financial results. These impacts caused by fear of exposure or the effects of a widespread public health concern may include, but are not limited to:

▪Significant reductions, shifts or fluctuations in demand for one or more of our products, which may be caused by, among other things:
–a decrease in consumer traffic in brick-and-mortar stores across all our major markets and the resulting negative impact on our net sales to customers in that channel;
–the temporary inability of our consumers to purchase our products due to illness, quarantine, other travel restrictions, or financial hardship;
–shifts in demand away from one or more of our premium products to lower priced value or private label products and lower demand in our discretionary product categories;
–stockpiling or similar “pantry-loading” activity by consumers, which may cause volatility in our quarterly results and, if prolonged, further increase the complexity of our operations planning and financial forecasting and adversely impact our results of operations;
–significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices; or
–shifts, fluctuations, or cancellation of orders due to the impact on customers’ operations, including the possibility of temporary or permanent closure.

▪Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements, such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability. In addition, we may incur higher costs for transportation, workforce and distribution capability in order maintain the surety of supplying product to our customers;
▪Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties and may adversely impact our operations, liquidity and financial results; and
▪Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products. These changes may include, but are not limited to, expanded quarantines, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our operating and manufacturing capabilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

We have incurred additional costs and may continue to incur additional costs, which may be significant, if we are required to implement additional operational changes in response to this pandemic. For example, our incremental COVID-19 related costs of products sold were approximately $24 million in fiscal 2020. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors and other business partners, and their respective financial conditions. However, any material effects on these parties could adversely impact us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and the impacts of any recession that has occurred or may occur in the future.

Loss or impairment of the reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands. Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of our business. Negative publicity about us or our brands, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media or network sites. Our operating results could be adversely affected if any of our brands suffers damage to its reputation due to real or perceived quality issues. Any damage to our brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors, and adversely affect our business, financial condition and results of operations.

The success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on, our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns subject us to litigation alleging false advertising, which is common in our industry, such litigation could damage our brand or cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. In addition, our products could face withdrawal, recall or other quality issues, which could lead to decreased demand for, and sales of, such products and harm the reputation of the related brands. We also license certain of our brands to third parties, and such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.

Loss of any of our principal customers could significantly decrease our sales and profitability.

A large percentage of our sales are attributable to a relatively small number of retail customers, and we may continue to derive a significant portion of our future revenues from a small number of customers. As a result, changes in the strategies of our largest customers, including a reduction in the number of brands they carry, a shift of shelf space to private label or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm our net sales or margins, and reduce our ability to offer new, innovative products to consumers. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, could have a material adverse effect on our business, financial condition and results of operations.

Our business is based primarily upon individual sales orders, and we typically do not enter into long-term contracts with our customers. Accordingly, customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. If we do not effectively respond to the demands of our customers, they could decrease their purchases from us, causing our net sales and net earnings to decline.

Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.

A large percentage of our revenues comes from mature markets that are subject to high levels of competition, and we are a company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the production process. Our competitors may introduce new or enhanced products that outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

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

We have implemented price increases in the past and may implement price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If we are unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow our product categories or develop, acquire or successfully launch new products or brands, we may not achieve our sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on our financial condition and results of operation. In addition, changes to the mix of products that we sell, as well as the mix of countries in which we sell our products, may adversely impact our net sales, profitability and cash flow.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.

We currently conduct our business on a worldwide basis, with more than 40% of our sales in fiscal year 2020 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•price controls and related government actions;
•the possibility of nationalization, expropriation, confiscatory taxation or other similar government action;
•the inability to repatriate foreign-based cash for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;
•the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;
•the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;
•adverse changes in local investment, local employment, local training or exchange control regulations;
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of COVID-19 or other pandemics or epidemics, import and export laws or other government actions generating a negative impact on our business, including changes in trade policies that may be implemented;
•currency fluctuations, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currency;
•political or economic instability, labor disputes, government nationalization of business or industries, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt, Russia, the Middle East and certain markets in Latin America;
•difficulties in hiring and retaining qualified employees;
•employment litigation related to employees, contractors and suppliers, particularly in Latin America and Europe;
•difficulties in obtaining or unavailability of raw materials, including as a result of lower rates of production due to the COVID-19 pandemic or the financial condition of suppliers and distributors or restrictions on their operations;
•difficulty in enforcing contractual and intellectual property rights;
•lack of well-established or reliable, and impartial legal systems in certain countries where we operate;
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the FCPA; and
•risks related to natural disasters, terrorism and other events beyond our control.

In addition, the impact of the United Kingdom’s exit from, and the related ongoing negotiations with, the European Union (commonly referred to as Brexit) are, at this time, unclear. Brexit has created legal, political and economic uncertainty, which could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to our workforce or the workforce of our suppliers or business partners, and increased foreign exchange volatility with respect to the British pound. All of the foregoing risks could have a significant adverse impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks with respect to our net sales, net earnings and cash flow driven by movements of the U.S. dollar relative to other currencies. A weakening of the currencies in which generate sales relative to the currencies in which costs are denominated would decrease net earnings and cash flow, and. our foreign currency hedges only offset a portion of our exposure to foreign currency fluctuations, including devaluations. Foreign currency fluctuations also may affect our ability to achieve sales growth. A weakening of foreign currencies in which we generate sales relative to the U.S. dollar would decrease our net sales. Accordingly, our reported net earnings may be negatively affected by changes in foreign exchange rates.

Furthermore, the imposition of tariffs and/or increases in tariffs on various products by the U.S. and other countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, New and increased tariffs have subjected, and may in the future subject, us to additional costs and expenditures of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could negatively affect the trade environment and consumer purchasing behavior and have a material adverse effect on our financial condition and results of operations.

If we fail to protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

The vast majority of our total revenues are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be certain that we will be able to effectively utilize these intellectual property rights or that we can successfully assert or defend these rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if we can protect such rights in the United States, the laws of some other countries in which we sell our products may not protect intellectual property rights to the same extent as the laws of the United States. It is also possible that our brands may not be available for use in certain countries due to prior third-party rights, thereby limiting expansion of our brands. If other parties infringe our intellectual property rights, they may dilute or diminish the value of our brands and products in the marketplace, which could diminish the value that consumers associate with our brands and harm our net sales. The failure to perfect and protect our intellectual property rights could make us less competitive and could have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition, which could negatively impact our operating results. Additionally, a finding that we have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party marks, ideas or technologies, could result in the need to cease use of such trademark, trade secret, copyrighted work or patented invention in our business, as well as the obligation to pay for past infringement. If holders are willing to permit us to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause us to become less competitive and could have a material adverse effect on our business, financial condition and results of operations.

Operational and Technology Risks

Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire certain products in sufficient quantities. Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This could cause us to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service. Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors, as a result of the COVID-19 pandemic or otherwise, and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive. The shutdown of one or more of our vendors could disrupt the supply of products necessary to our operations. If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

Our ability to meet customer demand also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages in critical materials. In addition, a number of our raw materials are obtained from a single supplier. Many of our suppliers must undertake a time-consuming qualification process before we can incorporate their raw materials into our production process. If we are unable to obtain materials from a qualified supplier, it can take up to a year to qualify a new supplier, assuming an alternative source of supply is available. Our raw materials and component parts are also susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. We have experienced some shortages and allocations of component parts due to COVID-19, mainly related to our auto care operations. We are working to qualify additional sources to ensure continued supply of these items. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations.

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

Reduced availability of transportation options has caused, and could continue to cause, us to incur unanticipated expenses. We believe commodity price and other cost increases and volatility, especially due to the COVID-19 pandemic, could continue in the future. If such increases occur or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, its results of operation would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, such as the COVID-19 pandemic, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

We may be unable to generate anticipated cost savings, successfully implement our strategies, or efficiently manage our supply chain and manufacturing processes, and our profitability and cash flow could suffer as a result.

We continue to implement plans to improve our competitive position by reducing material costs and manufacturing inefficiencies and realizing productivity gains, and distribution and supply chain efficiencies. If we cannot successfully implement our cost savings plans or offset the cost of making these changes, we may not realize all anticipated benefits, which could adversely affect our financial condition and results of operations or our long-term strategies. We also continue to seek to penetrate new markets and introduce new products and product innovations. We may fail to implement these goals and strategies or to achieve the desired results, and we may fail to achieve one or more of our financial goals for one or more of the relevant fiscal years.

We expect to continue to restructure our operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time. There may be one-time and other costs and negative impacts on sales growth relating to facility closures or other restructurings and anticipated cost savings. Our strategies may not be implemented or may fail to achieve desired results. If we are unable to generate anticipated cost savings, successfully implement our strategies or efficiently manage our supply chain and manufacturing processes, our results of operations could suffer. These plans and strategies could also have a negative impact on our relationships with employees or customers, which could also adversely affect our business, financial condition and results of operations.

Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.

Sales of certain of our auto care products tend to be seasonal. Historically, sales for certain auto care products typically have peaked during the first six months of the calendar year due to customer seasonal purchasing patterns and the timing of promotional activities. Purchases of our auto care products, especially our auto appearance and A/C recharge products, can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products. If adverse weather conditions during the first six months of the calendar year (our second and third fiscal quarters) when demand for auto care products typically peaks persist, our business, financial condition and results of operations could be materially and adversely affected.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some that are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business, which may adversely impact our operating results. In addition, we continuously assess and implement upgrades to improve our information technology systems globally. As such, during these implementation periods, we face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes.

We continue to utilize various legacy hardware, software and operating systems, which may be vulnerable to increased risks, including the risk of system failures and disruptions. In addition, we will need to upgrade or replace some of the legacy systems in the future as third-party service providers stop supporting these systems. If we do not successfully upgrade or replace these legacy systems in a timely manner, system outages, disruptions or delays, or other issues may arise. We must also successfully integrate the technology systems of acquired companies into our existing and future technology systems, including with third-party service providers and processes. If a new system does not function properly or is not adequately supported by third-party service providers and processes, it could limit or prevent us from processing and delivering customer orders and processing and receiving payments for our products. This could adversely impact our results of operations and cash flows.

Our operations depend on the use of information technology systems that are subject to data privacy regulations, including recently effective European Union requirements, and could be the target of cyberattack.

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. We have seen an increase in the number of such attacks recently as a large number of our employees are working remotely and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. We cannot guarantee that our security efforts will prevent or timely detect attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. In addition, any significant breaches or breakdowns of such databases or systems could result in significant costs, including costs to investigate or remediate. If the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches, cyberattacks or other similar events or as a result of legacy systems, and if our business continuity plans do not effectively resolve such issues on a timely basis, we may experience interruptions in our ability to manage or conduct business. We might also experience reputational harm, governmental fines, penalties, regulatory proceedings, litigation and remediation expenses, any of which may adversely impact our business. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Data breaches or theft of personal information we and our third-party service providers collect, as well as company information and assets, may occur in the future and the failure to implement adequate protections against such intrusions may adversely affect our reputation and financial condition.

Financial and Strategic Risks

We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.

As of September 30, 2020, our total aggregate outstanding indebtedness was approximately $4.2 billion, which included $750 million of senior notes which we repaid on October 16, 2020. We had $392.7 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $7.3 million. This significant amount of debt could have important consequences to us and our shareholders, including:

•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements which limit our operations and borrowing, and place restrictions on our ability to pay dividends or repurchase common stock;
•the risk of a future credit ratings downgrade of our debt or rising interest rates on our variable rate debt increasing future debt costs and limiting the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt;
•placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged with debt and that may therefore be able to invest more in their business or use their available cash to pursue other opportunities, including acquisitions; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

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

In addition, the London Interbank Offered Rate, or LIBOR, the interest rate benchmark used as a reference rate for certain borrowings under our revolving credit facility and certain derivative instruments, is expected to be phased out by the end of calendar year 2021. A reference rate based on the Secured Overnight Financing Rate, or another alternative benchmark rate, is expected to be established to replace LIBOR. Once the relevant administrator announces that LIBOR has ceased or will cease to be available, or the required lenders elect to opt-in early to a new reference rate, the Company and the lenders under the revolving credit facility will be required to mutually select a substitute reference rate, and if such substitute reference rate, or the replacement reference rate for our derivative instruments, is higher than LIBOR, our interest expense related to such borrowings may increase.

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

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from our projections, which may adversely affect our future profitability, cash flows and stock price.

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, depend on certain estimates and assumptions related to, among other things, a number of factors:

•product category growth;
•development and launch of innovative new products;
•market share projections;
•product pricing and sale, volume and product mix;
•foreign exchange rates and volatility;
•tax rates;
•manufacturing costs including commodity prices;
•distribution channel volume and costs;
•cost savings;
•accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans; and
•our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, pay dividends and meet debt obligations.

We develop our financial projections based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made. Our actual results may differ materially from our financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the COVID-19 pandemic. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

If we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties, dilution, and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. Some of the areas where we face risks include:

•Diversion of management time and focus from operating our business to challenges related to acquisitions and other strategic transactions;
•Failure to successfully integrate and further develop the acquired business or technology;
•Implementation or remediation of controls, procedures, and policies at the acquired company;
•Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of research and development, commercial and marketing functions;
•Transition of operations, users, and customers onto our existing platforms;
•Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction;
•In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated colleagues, customers, former shareholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.

Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. Furthermore, if we sell a substantial number of shares of common stock in the public markets, the availability of those shares for sale could adversely affect the market price of our common stock. Such sales, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. For one or more of these transactions, we may:

•use cash that we may need in the future to operate our business;
•incur large charges or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay; and
•encounter difficulties retaining key employees of the acquired company.

We have divested and may, in the future, divest certain assets, businesses or brands that do not meet our strategic objectives or growth targets. With respect to any potential future divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect our profitability as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that we retain, which may negatively impact profitability and cash flow subsequent to any divestiture. We may also be required to recognize impairment charges or other losses as a result of a divestiture.

We may be unable to realize the anticipated benefits of the 2019 acquisitions of the global auto care and battery, lighting and power businesses from Spectrum Brands.

In order to realize the anticipated benefits of our acquisitions of the global auto care business (“Auto Care Acquisition”) and global battery, lighting and power business (“Battery Acquisition” and, together with the Auto Care Acquisition, the “Acquisitions”) from Spectrum Brands Holdings, Inc. in 2019, we have been and will continue to be required to devote significant management attention and resources to aligning the business practices, cultures and operations of the acquired businesses. We may encounter difficulties as we continue to align these businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Acquisitions. Accordingly, the contemplated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

The successful integration of these Acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets of the acquired businesses in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•employees may voluntarily or involuntarily separate employment from us because of the acquisitions;

•our management may have its attention diverted while trying to integrate the acquired businesses;
•we may encounter obstacles when incorporating the acquired businesses into our operations and management, including integrating or separating personnel, financial systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations;
•differences in business backgrounds, corporate cultures and management philosophies;
•integration may be more costly, more time consuming and complex or less effective than anticipated;
•inability to maintain uniform standards, controls and procedures; and
•we may discover previously undetected operational or other issues, such as fraud.

Any of these factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies. In addition, the success of the Acquisitions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the acquired businesses. Even if we are successful in integrating the acquired businesses, we may not realize the full benefit of any anticipated growth opportunities or cost synergies or we may not realize these benefits within the expected time frames. In addition, the acquired businesses may have unanticipated liabilities or contingencies.

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

The Acquisitions may have liabilities that we failed, or were unable, to discover in the course of performing Energizer’s due diligence investigations of the acquired businesses. We cannot assure you that the indemnification available to us under the acquisition agreements in respect of the Acquisitions will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the acquired businesses or that the terms of the acquisition agreements will be complied with. We may learn additional information about the Acquisitions that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Legal, Compliance and Sustainability Risks

Our business involves the potential for claims of product liability, labeling claims, commercial claims and other legal claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects; alleged contaminants in our products; and allegations that our products provide inadequate instructions or warnings regarding their use; and failure to perform as advertised. Product liability, advertising and labeling claims could result in negative publicity that could harm our reputation, sales and results of operation, If any of our products is found to be defective, we may recall such products, which could result in adverse publicity and significant expenses. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product withdrawals or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

In addition, we are, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings relating to, among other things, advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. We have been, and may in the future be, subject to additional claims, proceedings and actions as we expand the products within the global auto care product category. In general, claims made by or against us in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business, financial condition and results of operations and harm our reputation. It is not possible to predict the final resolution of litigation, investigations, disputes or proceedings in which we currently are or may in the future become involved and our assessment of the materiality of these matters and any reserves taken in connection therewith may not be consistent with their final resolutions. The impact of these matters, including any reserves taken in connection with such matters, on our business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in for additional information related to these matters.

Our business is subject to increasing regulation in the U.S. and abroad, the uncertainty and cost of future compliance and consequence of non-compliance with which may have a material adverse effect on our business.

Federal, state and foreign governments may introduce new or expand existing legislation and regulations, or courts or governmental authorities could impose more stringent interpretations of existing legislation and regulations, that may adversely affect our operations or require us to increase our resources, capabilities and expertise in certain areas, as well as incur increased compliance costs. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, foreign, state and local governmental authorities.

Additional regulations may be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants. In recent years, refrigerants such as R-134a have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, while such regulations are not currently in effect at the federal level, the applicable regulations could be implemented and if so, depending on the scope and timing of the regulations, could have a materially adverse impact on our business. In addition, individual states are regulating the sale and distribution of products containing R-134a. Regulations may also be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, or if substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes is not approved by the EPA or other regulatory bodies, the future market for our auto care business' products containing R-134a may be limited, which could have a material adverse impact on our results of operations, financial condition, and cash flows. In addition, any alternatives to R-134a for use in the A/C systems of new vehicles will likely be at a higher cost than that of R-134a and access to supply may be limited. If an alternative becomes widely used, we may be unable to obtain sufficient supply or we may obtain supply at a cost that impacts our net sales and gross margins if we are unable to price products to reflect the increased cost of the alternatives.

Privacy and data protection laws and regulations, including with respect to the European Union’s GDPR, the Brazilian Data Protection Law, and California's CCPA, and the interpretation and enforcement of those and similar laws and regulations, are continuously developing and evolving and there may be uncertainty with respect to how to comply with them. The changes introduced by existing privacy and data protection laws and regulations and the introduction of similar laws and regulations in other jurisdictions, have subjected, and may continue in the future to subject, us to additional costs and have required, and may in the future require, costly changes to our security systems, policies, procedures and practices. Our systems and those of our business partners are subject to regulation to preserve the privacy of certain data held on those systems.

The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and onerous new obligations on service providers. The implementation of the GDPR may require substantial amendments to procedures and policies, and these changes could impact our business by increasing operational and compliance costs. The GDPR significantly increases penalties for non-compliance. Non-compliance could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of their and our brands, or require the payment of monetary penalties. We may also be required to incur additional costs to modify or enhance their or our systems or in order to prevent or remediate any such issues. Our efforts to comply with privacy and data protection laws and regulations may impose significant costs and challenges that are likely to increase over time, which could have a material adverse effect on our financial condition and results of operations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation. Additionally, loss of or failure to obtain necessary permits and registrations, particularly with respect to our global auto care business, could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect our financial condition and results of operations.

Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

We are subject to environmental laws and regulations that may expose us to significant liabilities and have a material adverse effect on our results of operations and financial condition.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and packaging, the remediation of contamination associated with the use and disposal of hazardous substances, chemicals in products and product safety. A release of such substances due to accident or an intentional act or the presence of contamination that predates our ownership or operation of our facilities could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or their predecessors’ current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third parties for natural resource damage, personal injury, property damage or other liabilities. Contamination has been identified at certain of our current and former facilities as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. The discovery of additional contamination or the imposition of further cleanup obligations at these or other properties or the assertion of tort claims related to such contamination could have a material adverse effect on our businesses, results of operations or financial condition. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including with respect to current and formerly owned facilities, as well as disposal sites owned by third parties to whom we have sent waste. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our results of operations or financial condition.

Risks Specific to Our Common Stock

We cannot guarantee that any share repurchase program will be fully consummated or that any share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2020, the Board of Directors authorized the Company to repurchase up to 7.5 million of our Common Stock. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.

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

General Risk Factors

Our growth and expansion could adversely affect our internal control over financial reporting and cause us to incur additional material expense to update and maintain an effective system of internal control.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets may place significant additional pressure on our system of internal control over financial reporting and require us to update its internal control over financial reporting. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When the Company is required to comply with new or revised accounting standards or implements changes to its external disclosure processes, it must make any appropriate changes to its internal control over financial reporting to fully implement the standards or such changes, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on our business, financial condition and results of operations.

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

When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on our financial condition and results of operations. Any resolution of a tax issue may require the use of cash in the year of resolution.

We cannot guarantee the timing, amount or payment of dividends or share repurchases on our common stock.

The timing, declaration, amount and payment of future dividends to shareholders or repurchases of our Common Stock will fall within the discretion of our Board of Directors. The Board’s decisions regarding the payment of dividends or repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. The payment of dividends on our common stock is subject to the preferential rights of the Mandatory Convertible Preferred Stock and other preferred stock that the Board may create from time to time. Our indentures and credit agreements relating to our debt also contain limitations on our ability to pay dividends to our shareholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In the event that any agreements governing any such debt restrict our ability to declare and pay dividends in cash on our common and preferred stock, we may be unable to declare and pay dividends in cash on our common or preferred stock unless we can repay or refinance the amounts outstanding under such agreements. Our ability to pay dividends and repurchase shares will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend or repurchase shares in the future or continue to pay any dividend or conduct share repurchase programs.

We may take actions that may dilute investors’ percentage of ownership in Energizer in the future.

In the future, we may dilute investors’ percentage ownership in Energizer by issuing additional equity for acquisitions, engaging in capital market transactions or otherwise, including equity awards that we grant to our directors, officers and employees. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

Our business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or proxy contest

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If we were subject to any form of shareholder activism, we would likely incur significant costs, which could have an adverse effect on our financial condition and results of operations. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through shareholder proposals or otherwise. Such proposals may disrupt our business and divert the attention of our management and other employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult for us to attract and retain qualified personnel and business partners, which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our amended and restated articles of incorporation and amended and restated bylaws contain, and the General and Business Corporation Law of Missouri, which we refer to as “Missouri law,” contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover by making the replacement of incumbent directors more time-consuming and difficult. These provisions include, among others:

•limitations on the ability of our shareholders to call a special meeting;
•rules regarding how we may present proposals or nominate directors for election at shareholder meetings;
•the right of our Board of Directors to issue preferred stock without shareholder approval;
•a provision that our shareholders may only remove directors “for cause” and with the approval of the holders of two-thirds of our outstanding voting stock at a special meeting of shareholders called expressly for that purpose; and
•the ability of our directors, and not shareholders, to fill vacancies on our Board of Directors.

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
Americas
Asheboro, NC (an owned manufacturing plant and an owned packaging facility)
Bennington, VT (an owned manufacturing plant)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research facility)
Dixon, IL (a leased manufacturing and packaging facility)
Dayton, OH (a leased manufacturing and distribution facility)
Fennimore, WI (an owned manufacturing facility)
Portage, WI (an owned manufacturing facility)
Franklin, IN (a leased distribution and packaging facility)
International
Cimanggis, Indonesia (an owned manufacturing facility on leased land)
Jurong, Singapore (an owned manufacturing facility on leased land)
Alexandria, Egypt (an owned manufacturing facility)
Washington, UK (a leased manufacturing facility)
Rassau, UK (a leased manufacturing facility)
Guatemala City, Guatemala (an owned manufacturing facility)
Curado, Brazil (an owned manufacturing facility)
Santo Domingo, Dominican Republic (an owned distribution facility)

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 17, 2020. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Alan R. Hoskins - Chief Executive Officer. Mr. Hoskins was President until November 2019 and served as President and Chief Executive Officer of Energizer Household Products Division, a position he held with our former parent company from April 2012 to June 2015. Prior to that position, Mr. Hoskins held several leadership positions at our former parent company, including Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2011, Vice President, North America Household Products Division from 2005 to 2008, Vice President, Sales and Trade Marketing from 1999 to 2005, and Director, Brand Marketing from 1996 to 1999. He started his career at Union Carbide in 1983 following several years in the retailer, wholesaler and broker industry. Mr. Hoskins holds a B.S. in Business Administration from Western New England University and a Masters of Business Administration from Webster University. He also completed the Senior Executive Program at Columbia University. Age: 59. Effective January 1, 2021, Mr. Hoskins will retire as Chief Executive Officer of the Company. Mr. Hoskins will continue to serve as a Director, upon election at the 2021 Annual Shareholders’ Meeting, and has agreed to serve as an advisor to the Company until September 30, 2021.

Mark S. LaVigne - President since November 2019 and Chief Operating Officer since 2015. He previously served as Executive Vice President from 2015 to November 2019. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 49. The Board of Directors of the Company has appointed Mr. Lavigne to succeed Mr. Hoskins as Chief Executive Officer, which appointment will become effective on January 1, 2021.

Sue K. Drath - Chief Human Capital Officer since 2015. Ms. Drath is responsible for Energizer's global human resources function including culture, talent acquisition, rewards and development for our global colleagues. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Ms. Drath was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration.  Age: 50.

John J. Drabik - SVP, Corporate Controller. Mr. Drabik was appointed as SVP, Corporate Controller and was designated as our Chief Accounting Officer in November 2019. Mr. Drabik has served as the Company's Treasurer since July 2015. Mr. Drabik is responsible for the Company’s global accounting and financial support functions, including global controllership, external reporting, operations accounting and treasury.  Mr. Drabik joined Energizer in December 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from October 2013 to October 2017 and Vice President, Corporate Controller and Treasurer from October 2017 to November 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a BS in Accounting from the University of Missouri at Columbia. Age: 48.

Timothy W. Gorman - Executive Vice President, Chief Financial Officer. Mr. Gorman joined the Company in September 2014, and has served as the Chief Financial Officer since June 2017 and as Chief Accounting Officer from July 2015 until November 2019. Prior to that Mr. Gorman served in finance and accounting leadership roles for the Company, including as Vice President of Finance, Controller and Chief Accounting Officer from July 2015 until June 2017 and Vice President, Controller – Household Products of our former parent company from September 2014 to July 2015. Prior to joining the Company, Mr. Gorman worked as an independent financial consultant and in a variety of senior roles during a twenty-five year career at PepsiAmericas, Inc. (previously known as Whitman Corporation), most recently as Senior Vice President and Controller. Mr. Gorman holds a B.S. in Accounting from Indiana University. Age: 60.

Hannah H. Kim - Chief Legal Officer and Corporate Secretary. Ms. Kim was appointed Chief Legal Officer and Corporate Secretary in November 2019. Ms. Kim served as Energizer's Assistant General Counsel and Corporate Secretary from June 2018 to November 2019. Prior to joining Energizer, Ms. Kim was Senior Vice President and Assistant General Counsel for Bank of America from May 2016 to June 2018. Previously, Ms. Kim served as Vice President, Associate General Counsel, Deputy Chief Compliance Officer and Assistant Corporate Secretary for Lowe's Companies, Inc. from October 2008 to May 2016. Ms. Kim holds a law degree and a bachelor's degree in Business Administration and Marketing from the University of Tennessee at Knoxville. Age: 42

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
    The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2020, there were approximately 5,602 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

    Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2020 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	31,426	$48.01	—	1,822,655
August 1, 2020 - August 31, 2020	75	$46.29	—	1,822,655
September 1, 2020 - September 30, 2020	47	$40.67	—	1,822,655
Total	31,548	$47.99	—

(1) 31,548 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On July 1, 2015, the Board of Directors approved a share repurchase authorization for the repurchase of up to 7.5 million shares, of which approximately 1.8 million shares remained authorized for repurchase. No shares were repurchased on the open market during the quarter under the 2015 share repurchase authorization. On November 12, 2020, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. This replaced the prior authorization that was outstanding.

    The graph below matches Energizer Holdings, Inc.'s cumulative 51-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2015 to 9/30/2020.

    These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20
Energizer Holdings, Inc.	100.0	132.2	124.8	162.3	124.0	114.2
S&P Midcap 400	100.0	115.3	135.5	154.8	150.9	147.7
S&P Household Products	100.0	125.1	128.7	125.1	175.2	200.4

Item 6. Selected Financial Data.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.
We derived the selected statements of earnings data for the years ended September 30, 2020, 2019, 2018, 2017 and 2016 and selected balance sheet data as of September 30, 2020, 2019, 2018, 2017 and 2016 as set forth below, from our audited Consolidated Financial Statements. The historical results do not necessarily indicate the results expected for any future period. To ensure a full understanding, you should read the selected historical financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report.

	For the Years Ended September 30,
	2020	2019	2018	2017	2016
Statements of Earnings Data
Net sales	$2,744.8	$2,494.5	$1,797.7	$1,755.7	$1,634.2
Depreciation and amortization	111.9	92.8	45.1	50.2	34.3
Earnings before income taxes	67.7	73.1	175.2	273.3	165.7
Income taxes	20.9	8.4	81.7	71.8	38.0
Net earnings from continuing operations	$46.8	$64.7	$93.5	$201.5	$127.7
Earnings per common share from continuing operations:
Basic	$0.44	$0.79	$1.56	$3.27	$2.06
Diluted	$0.44	$0.78	$1.52	$3.22	$2.04
Average shares outstanding:
Basic	68.8	66.4	59.8	61.7	61.9
Diluted	69.5	67.3	61.4	62.6	62.2
Dividend per common share (a)	$1.20	$1.20	$1.16	$1.10	$1.00

	At September 30,
	2020	2019	2018	2017	2016
Balance Sheet Data (b)
Working capital (c)	$562.5	$967.8	$419.9	$438.2	$356.4
Property, plant and equipment, net	352.1	362.0	166.7	176.5	201.7
Total assets (d)	5,728.3	5,449.6	3,178.8	1,823.6	1,731.5
Long-term debt (e)	3,306.9	3,461.6	976.1	978.5	981.7
Long-term debt held in escrow (f)	—	—	1,230.7	—	—
(a)The Company issued a $0.30 per share dividend in each quarter of 2020 and 2019 for a total dividend of $1.20 per share, a $0.29 per share dividend in each quarter of 2018 for a total dividend of $1.16 per share, a $0.275 per share dividend in each quarter of 2017 for a total dividend of $1.10 per share, and a $0.25 per share dividend in each quarter of 2016 for a total dividend of $1.00 per share.
(b)The balances as of September 30, 2020 and 2019 include the working capital and assets of the Battery and Auto Care Acquisitions, as well as the debt assumed to complete those transactions in fiscal 2019. The balances as of September 30, 2019 also included the assets and liabilities held for sale related to the Varta Divestment Business which was sold in fiscal 2020.
(c)Working capital is current assets less current liabilities.
(d)At September 30, 2020, total assets included $790.0 of restricted cash associated with the net proceeds from the September 2020 bond offering which were released subsequent to year-end to fund the full redemption of the $750.0 of Senior Notes. At September 30, 2018, total assets included $1,246.2 of restricted cash associated with the debt from the Battery Acquisition which was funded into escrow in fiscal 2018 and utilized to complete the transaction in fiscal 2019.
(e)At September 30, 2020, the $750.0 of Senior Notes that were redeemed October 16, 2020 were included in the Current portion of long-term debt, which is not included in this Long-term debt balance.
(f)This represents the debt related to the Battery Acquisition which was funded into escrow in fiscal 2018 and then released from escrow in fiscal 2019 to complete the acquisition.

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

Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements. See Part I, Item 1A, “Risk Factors," as updated from time to time in the Company’s SEC filings.
Non-GAAP Financial Measures

    The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, loss on extinguishment of debt, settlement loss on pension plan termination, gains on sale of real estate, and the one-time impact of Coronavirus Aid, Relief and Economic Security (CARES) Act and the December 2017 Tax Cuts and Jobs Act (2017 tax reform). In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

    We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

    Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, global marketing expenses, R&D expenses, amortization expense, interest expense, loss on extinguishment of debt, other items, net, charges related to acquisition and integration, settlement loss on pension plan termination and gains on sale of real estate have all been excluded from segment profit.

    Adjusted net earnings from continuing operations and Adjusted Diluted net earnings per common share - continuing operations (EPS). These measures exclude the impact of the costs related to acquisition and integration, loss on extinguishment of debt, settlement loss on pension plan terminations and the gain on sale of real estate and the one-time impact of the CARES Act and 2017 tax reform.

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

During these challenging times, the Company is operating with two enduring principles - ensuring the health of our colleagues and business continuity. We are following the guidelines issued by the U.S. Center for Disease Control and Prevention and the World Health Organization and have instituted work from home for our office locations. We have also instituted additional measures at our production facilities, including temperature monitoring, enhanced facility cleaning, visual cues to aid in social distancing, and staggered shifts to minimize the number of colleagues on-site at any given time. We track and monitor suspected and confirmed cases of COVID-19, and we encourage colleagues to stay home if they or their family members are ill.

During natural disasters and other crises such as the COVID-19 pandemic, our battery products are needed not only by end consumers, but also by healthcare professionals and others who are directly combatting COVID-19, including doctors, nurses and first responders, as well as others who are performing essential services, such as truck drivers. This has been evident in the recent increased demand for our battery products in the U.S. across nearly all retail channels. Energizer provides batteries that power medical devices, including thermometers, blood pressure, heart and fall monitors and pulse oximeters, and other products that are critical during the COVID-19 outbreak. Energizer’s batteries also power devices and equipment that keep people safe and working and studying at home, such as water heaters, smoke alarms, carbon monoxide detectors and wireless keyboards.

Initially, auto care products were negatively impacted by COVID-19 due to shelter in place orders that negatively impacted auto travel. However, as countries and states began to reopen, the use of automobiles increased as consumers avoided public transportation, including turning to car travel versus air for vacations. During this time, consumers turned their focus to Do It Yourself versus Do It for Me with strong demand for wipes and cleaning products as the year progressed. Specifically, during the third and fourth quarter of fiscal 2020, as countries and states began to reopen, we did experience recovery in auto care sales. If countries return to shelter-in-place orders, work and travel restrictions or other similar measures in order to contain the virus, this could have a negative impact on our auto care products.

Our core batteries and auto care businesses had strong net sales growth in the later part of fiscal 2020, however, this did not translate to earnings growth due to COVID-19. Gross margin was down reflecting the impact from elevated and prolonged demand, especially in batteries, which put significant stress on our global battery supply network. This impact was compounded in the fourth fiscal quarter due to preparation for the upcoming holiday season. In order to serve our customers, we took a series of actions, including increasing internal production, aggressively sourcing raw materials and finished goods, which triggered tariffs, and increasing air freight and co-packing capacity. These efforts resulted in incremental COVID-19 costs in fiscal 2020 of approximately $29 and approximately $7 of higher interest to strengthen liquidity in the later half of the fiscal year.

While the full impact of COVID-19 is uncertain, we have multiple options to further mitigate the liquidity impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our global supply chain, and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See the section entitled “Risk Factors” in this Report for further considerations.

Battery Acquisition

    On January 2, 2019, the Company acquired Spectrum Brands Holdings, Inc.'s (Spectrum) global battery, lighting and portable power business (Battery Acquisition) including the brands Rayovac® and Varta® (Acquired Battery Business). The acquisition expanded our battery portfolio globally with the addition of a strong value brand. For the twelve months ended September 30, 2020, the revenue and segment profit from the Acquired Battery Business was $125.5 and $27.9, respectively, relating to the three months of activity for which they were not owned in the comparable periods in fiscal 2019. For the twelve months ended September 30, 2019, the revenue and segment profit from the Acquired Battery Business was $338.9 and $62.7, respectively.

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). In addition, pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received, net of the working capital settlement, were approximately $323.1.

Auto Care Acquisition

    On January 28, 2019, the Company acquired Spectrum’s global auto care business, including Armor All®, STP®, and A/C PRO® brands (Auto Care Acquisition).     For the twelve months ended September 30, 2020, the revenue and segment profit associated with the Auto Care Acquisition was $85.1 and $17.1, respectively, relating to the four months of activity for which they were not owned in the comparable periods in fiscal 2019. For the twelve months ended September 30, 2019, the revenue and segment profit associated with the Auto Care Acquisition was $315.8 and $76.8, respectively.

Nu Finish Acquisition

    On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish® and Scratch Doctor® brands (Nu Finish Acquisition). The acquisition purchase price of $38.1 was funded through a combination of cash on hand and committed debt facilities. The revenue in the first nine months of fiscal 2019 and the last quarter of fiscal 2018 associated with the Nu Finish acquisition was $5.9 and 2.3, respectively, and segment profit was $2.0 and 0.9, respectively.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $68.0, $188.4 and $84.6 in the twelve months ended September 30, 2020, 2019, and 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $32.0 for the twelve months ended September 30, 2020 and primarily related to the integration restructuring costs of $29.3 as discussed in Note 6, Restructuring. Pre-tax costs recorded in Costs of products sold were $58.7 for the twelve months ended September 30, 2019, which primarily related to the inventory fair value adjustment of $36.2 and integration restructuring costs of $12.1. Pre-tax costs recorded in Costs of products sold were $0.2 for the twelve months ended September 30, 2018.

Pre-tax acquisition and integration costs recorded in SG&A were $38.8, $82.3 and $62.9 for the twelve months ended September 30, 2020, 2019 and 2018, respectively. In fiscal 2020 these expenses primarily related to consulting fees, success incentives, and costs of integrating the information technology systems of the business. In fiscal 2019 and 2018 these expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2020 and 2019 the Company recorded $1.3 and $1.1 in research and development, respectively.

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The pre-tax acquisition costs for the twelve months ended September 30, 2018 was $41.9 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net was pre-tax income of $4.1, $19.3 and $20.4 in the twelve months ended September 30, 2020, 2019 and 2018, respectively. The pre-tax income recorded in fiscal 2020 was primarily driven by pre-acquisition insurance proceeds of $4.9, a $1.0 gain on the sale of assets and $0.9 of transition services income, offset by a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture and $0.5 of other items.

The pre-tax income of $19.3 recorded in fiscal 2019 was primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery Acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition. The Company recorded a gain of $4.6 related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture and recorded income on transition services agreements of $1.4 for the twelve months ended September 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business.

The Company recorded pre-tax income in Other items, net of $15.2 on foreign currency gains related to the Battery Acquisition during the twelve months ended September 30, 2018. Of the gain, $9.4 was related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income in Other items, net of $5.2 earned in Restricted cash funds held in escrow associated with this acquisition during the twelve months ended September 30, 2018.

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

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program will begin in fiscal year 2021, with completion by the beginning of fiscal year 2022.

The total pre-tax expense related to these restructuring plans for the twelve months ended September 30, 2020 and September 30, 2019 were $30.3 and $12.1, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated Statements of Earnings and Comprehensive Income. The restructuring costs for fiscal year 2020 were included within the Americas and International segments in the amount of $27.5 and $2.8, respectively. The restructuring costs for fiscal year 2019, were incurred within the Americas and International segments in the amount of $6.0 and $6.1, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $41.2. We expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of up to $34 through the end of calendar 2021.Total pre-tax charges relating to the 2020 restructuring program since inception are $1.2. We expect to incur a total of approximately $10 to $12 for this program through the end of fiscal year 2021.

Through September 30, 2020 we have realized approximately $10 of savings from the 2019 restructuring program. There have been no savings realized for the 2020 restructuring program as of September 30, 2020. Total cost savings by the end of fiscal 2022 are expected to be approximately $67 to $75 annually for both programs primarily within Costs of products sold.

Refer to Note 6 Restructuring for further detail.

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

    In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven® and Bahama & Co.®

    The performance product category includes STP branded fuel and oil additives, functional fluids and other performance chemical products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

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

Financial Results

    Net earnings from continuing operations for the fiscal year ended September 30, 2020 was $46.8, or $0.44 per diluted common share, compared to $64.7, or $0.78 per diluted common share, and $93.5, or $1.52 per diluted common share, for the fiscal years ended September 30, 2019 and 2018, respectively.

    Net earnings from continuing operations and diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, loss on extinguishment of debt, settlement loss on pension plan termination, gain on sale of real estate, and the one-time impact of the CARES Act and 2017 tax reform as described in the tables below. The impact of these items on reported net earnings from continuing operations and reported diluted net earnings from continuing operations per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2020	2019	2018
Net (loss)/earnings attributable to common shareholders	$(109.5)	$39.1	$93.5
Mandatory preferred stock dividends	(16.2)	(12.0)	—
Net (loss)/earnings	(93.3)	51.1	93.5
Net loss from discontinued operations, net of income tax expense	(140.1)	(13.6)	—
Net earnings from continuing operations	$46.8	$64.7	$93.5
Pre-tax adjustments
Acquisition and integration (1)	68.0	188.4	84.6
Loss on extinguishment of debt	94.9	—	—
Settlement loss on pension plan terminations (2)	—	3.7	14.1
Gain on sale of real estate	—	—	(4.6)
Total adjustments, pre-tax	$162.9	$192.1	$94.1
After tax adjustments
Acquisition and integration	55.2	148.1	61.6
Loss on extinguishment of debt	73.0	—	—
Settlement loss on pension terminations	—	3.7	10.4
Gain on sale of real estate	—	—	(3.5)
One-time impact of the CARES Act	1.8	—	—
Acquisition withholding tax (3)	—	—	6.0
One-time impact of 2017 tax reform	—	(0.4)	39.1
Total adjustments, after tax	$130.0	$151.4	$113.6
Adjusted net earnings from continuing operations (4)	$176.8	$216.1	$207.1

	For the Twelve Months Ended September 30,
	2020	2019	2018
Diluted net earnings per common share - continuing operations	$0.44	$0.78	$1.52
Adjustments
Acquisition and integration	0.79	2.06	1.00
Loss on extinguishment of debt	1.05	—	—
Settlement loss on pension terminations	—	0.05	0.17
Gain on sale of real estate	—	—	(0.06)
One-time impact of the CARES Act	0.03	—	—
Acquisition withholding tax	—	—	0.10
One-time impact of the new U.S. Tax Legislation	—	(0.01)	0.64
Impact for diluted share calculation	—	0.12	—
Adjusted diluted net earnings per diluted share - continuing operations	$2.31	$3.00	$3.37
Weighted average shares of common stock - Diluted	69.5	67.3	61.4
Adjusted weighted average shares of common stock - Diluted (5)	69.5	72.0	61.4

(1) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2020	2019	2018
Cost of products sold	$32.0	$58.7	$0.2
Selling, general and administrative expense	38.8	82.3	62.9
Research and development expense	1.3	1.1	—
Interest expense	—	65.6	41.9
Other items, net	(4.1)	(19.3)	(20.4)
Total acquisition and integration costs	$68.0	$188.4	$84.6

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

(4) The effective tax rate for the Adjusted - Non-GAAP Net earnings from continuing operations and Diluted net earnings from continuing operations per common share was 23.3%, 18.5% and 23.1% for the years ended September 30, 2020, 2019 and 2018, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(5) For the twelve month ended September 30, 2019 calculation, the Adjusted Weighted average shares of common stock - Diluted assumes conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been excluded from the net earnings.

Operating Results

Net Sales

	For the Years Ended September 30,
	2020	% Chg	2019	% Chg	2018
Net sales - prior year	$2,494.5		$1,797.7		$1,755.7
Organic	61.4	2.5%	73.4	4.1%	22.5
Impact of Battery Acquisition	125.5	5.0%	338.9	18.9%	—
Impact of Auto Care Acquisition	85.1	3.4%	315.8	17.6%	—
Impact of Nu Finish Acquisition	—	—%	5.9	0.3%	2.3
Change in Argentina operations	1.6	0.1%	(4.5)	(0.3)%	(1.9)
Impact of currency	(23.3)	(1.0)%	(32.7)	(1.8)%	19.1
Net sales - current year	$2,744.8	10.0%	$2,494.5	38.8%	$1,797.7

Net sales for the year ended September 30, 2020 increased 10.0%. The increase was driven by the impact of the acquisitions which added $210.6, or 8.4%, the increase in organic sales of $61.4, or 2.5%, and favorable change in Argentina's operations of $1.6, or 0.1%. These increases were partially offset by the unfavorable impact of currency of $23.3, or 1.0%.

Organic net sales increased 2.5% primarily due to:

•Distribution gains contributed 2.7% of the increase;

•Favorable carryover impact of the fiscal 2019 price increases, together with the net COVID-19 pandemic impact driven by North America battery, contributed 1.0% of the increase; and

•Lower replenishment volume early in the year, and the year-over-year impact of lower storm activity partially offset the increases.

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

Organic net sales increased 4.1% primarily due to:

•Category growth and distribution gains which contributed 2.7% to the organic increase;

•Favorable pricing across several markets increased net sales by 0.9%; and

•The impact of the reclassification of licensing revenues contributed 0.5%.

For further discussion regarding net sales in each of our geographic segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

    Gross profit dollars were $1,081.9 in fiscal 2020 versus $1,003.8 in fiscal 2019. Excluding the current and prior year acquisition and integration costs and the prior year inventory step up resulting from purchase accounting, gross profit dollars were $1,113.9 in fiscal 2020 versus $1,062.5 in fiscal 2019. The increase in gross profit dollars was due to the impact of our acquisitions and synergies achieved during the year, as well as the increase in net sales mentioned earlier partially offset by incremental COVID-19 costs and unfavorable movement in foreign currencies and tariffs.

    Gross margin as a percent of net sales for fiscal 2020 was 39.4% versus 40.2% in the prior year. Excluding the current and prior year acquisition and integration costs and prior year inventory step up resulting from purchase accounting, gross margin was 40.6%, down 200 basis points from prior year. The decrease was driven by the lower margin rate profile of the acquired businesses, which accounted for 80 basis points, unfavorable movement in foreign currencies and tariffs (60 basis points) and a shift in market, customer and product mix as well as $29 of incremental costs to serve, both of which were driven by the COVID-19 pandemic and decreased margin by 190 basis points. Partially offsetting these impacts was the realization of synergies, which contributed 130 basis points.

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

Selling, General and Administrative

SG&A expenses were $483.3 in fiscal 2020, or 17.6% of net sales as compared to $515.7, or 20.7% of net sales for fiscal 2019 and $421.7, or 23.5% of net sales for fiscal 2018. Included in SG&A in fiscal 2020, 2019 and 2018 were acquisition and integration costs of $38.8, $82.3 and $62.9, respectively. Excluding the impacts of these items, SG&A as a percent of net sales was 16.2% in fiscal 2020 as compared to 17.4% in fiscal 2019 and 20.0% in fiscal 2018.

In fiscal 2020, the SG&A excluding acquisition and integration costs was $444.5 compared to fiscal 2019 of $433.4. The changes were due to incremental SG&A of approximately $26 due to the acquisitions partially offset by synergy realization and reduced spending.

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

Advertising and Sales Promotion

A&P was $147.1 in fiscal 2020, up $19.8 as compared to fiscal 2019. A&P as a percent of net sales was 5.4%, 5.1% and 6.3% in fiscal years 2020, 2019, and 2018, respectively. The increase over prior year is driven by incremental spending of $3.5 for our acquired businesses, which was primarily for product and packaging innovation and promotional support for our auto care brands, in addition to planned incremental investment in our branded product portfolio.

In fiscal 2019, excluding $15.9 of A&P from the acquired businesses, the legacy business A&P was $111.4, or 6.1% of net sales, consistent with the fiscal year 2018. A&P expense may vary from year to year due to new product launches, strategic brand support initiatives, the overall competitive environment, as well as the type of A&P spending.

Research and Development

R&D expense was $35.4 in fiscal 2020, $32.8 in fiscal 2019, $22.4 in fiscal 2018. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.3% in fiscal 2020, 1.3% in fiscal 2019, and 1.2% in fiscal 2018.

Amortization Expense

Amortization expense for fiscal 2020 was $56.5 compared to $43.2 in fiscal 2019 and $11.5 in fiscal 2018. The fiscal 2020 results included the full year of amortization on the Acquired Battery and Auto Care businesses, as well as amortization for the Custom Accessories Europe (CAE) acquisition, discussed in Note 4. The fiscal 2019 results only included a partial year of amortization for the Acquired Battery and Auto Care businesses.

Gain on Sale of Real Estate

Gain on sale of real estate was $4.6 in fiscal 2018, and included a previously closed manufacturing facility in Asia.

Interest expense

Interest expense for fiscal 2020 was $195.0, as compared to fiscal 2019 expense of $226.0 and $98.4 in fiscal 2018. Interest expense for fiscal 2019 and 2018 include $65.6 and $41.9, respectively, for ticking and debt commitment fees related to the acquisitions. Excluding the prior year acquisition costs of $65.6, the current year interest expense increased $34.6 attributable to higher debt associated with the acquisitions, which was outstanding the full fiscal year 2020. Excluding acquisition amounts for both years, fiscal 2019 interest expense increased $103.9 over fiscal 2018 attributable to higher debt associated with the acquisitions.

Loss on extinguishment of debt

The Loss on the extinguishment of debt was $94.9 for fiscal year 2020 and relates to the Company's July 2020 redemption of its $600.0 Senior Notes due in 2025 and the redemption of the $750.0 Senior Notes due in 2026, which were redeemed subsequent to year-end on October 16, 2020. The loss also includes the write off of deferred financing fees related to the term loan refinancing in December 2019.

During the fourth quarter, the Company took advantage of favorable debt markets and refinanced its Senior Notes due 2025 and 2026, totaling $1.35 billion in principal amount, with new Senior Notes which come due in 2028 and 2029, respectively. The new Senior Notes have significantly lower interest rates and will result in approximately $17.5 in annual interest savings, as well as an extension of the weighted average maturity of these borrowings by roughly three years.

Other Items, Net

    Other items, net was expense of $2.0, and income of $14.3 and $6.6 in fiscal 2020, 2019 and 2018, respectively, and is summarized below:

	For the Years Ended September 30,
	2020	2019	2018
Other items, net
Interest income	$(0.6)	$(7.7)	$(1.4)
Interest income on restricted cash (1)	—	(5.8)	(5.2)
Foreign currency exchange loss	8.7	5.2	8.1
Pension benefit other than service costs	(1.7)	(2.3)	(6.3)
Settlement loss on pension plan terminations (2)	—	3.7	14.1
Acquisition foreign currency loss/(gain) (3)	2.2	(13.6)	(15.2)
Pre-acquisition insurance proceeds (4)	(4.9)	—	—
Settlement of acquired business hedging contracts (5)	—	1.5	—
Transition services agreement income	(0.9)	(1.4)	—
Gain on sale of assets	(1.0)	—	—
Other	0.2	6.1	(0.7)
Total Other items, net	$2.0	$(14.3)	$(6.6)
(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Represents the actuarial losses that were previously recorded to Other comprehensive income, and then recognized to Other items, net upon the termination of the Ireland pension plan in 2019 and Canadian pension plan in 2018.

(3) The loss for the twelve months ended September 30, 2020 related to the hedge contract on the proceeds from the Varta Divestiture. The gain for the twelve months ended September 30, 2019, includes $9.0 related to currency movement in the escrowed USD funds held in our European Euro functional currency entity and $4.6 related to the gain on our hedge contract for the expected proceeds from the anticipated sale of the Divestment Business. The gain for the twelve months ended September 30, 2018, includes $9.4 related to contracts which were entered into in June 2018 and locked in the U.S. dollar (USD) value of the Euro notes related to the Battery Acquisition. These contracts were terminated when the funds were placed into escrow on July 6, 2018. The remaining $5.8 related to the movement in the escrowed USD funds held in our European Euro functional entity.

(4) The pre-acquisition insurance proceeds are related to assets from the Battery Acquisition that were damaged after signing the acquisition agreement, but prior to closing on the acquisition.

(5) Settlement of acquired business hedging contracts that were terminated upon the Company's request at the acquisition date.

Income Taxes

For fiscal 2020, the effective tax rate was 30.9%. The current year rate includes costs related to acquisition and integration in addition to the unfavorable impact of $1.8 for the CARES Act, which was signed into law on March 27, 2020 and provides, among other things, increased interest deduction limitations to companies which can decrease overall cash taxes paid. Excluding the impact of these non-GAAP adjustments, the year to date adjusted effective tax rate was 23.3% as compared to 18.5% in the prior year. The increase in the rate versus prior year is due to the country mix of earnings which drove a higher foreign tax rate as well as the expiration of certain tax holidays in foreign jurisdictions.

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

Segment Results

    Operations for Energizer are managed via two major geographic reportable segments: Americas and International.     Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2020	% Chg	2019	% Chg	2018
Americas
Net sales - prior year	$1,734.8		1,135.6		$1,111.8
Organic	69.8	4.0%	36.1	3.2%	20.5
Impact of Battery Acquisition	107.1	6.2%	278.5	24.5%	—
Impact of Auto Care Acquisition	74.0	4.3%	288.7	25.4%	—
Impact of Nu Finish Acquisition	—	—%	5.7	0.5%	2.2
Change in Argentina operations	1.6	0.1%	(4.5)	(0.4)%	(1.9)
Impact of currency	(16.1)	(1.0)%	(5.3)	(0.4)%	3.0
Net sales - current year	$1,971.2	13.6%	1,734.8	52.8%	$1,135.6
International
Net sales - prior year	$759.7		662.1		$643.9
Organic	(8.4)	(1.1)%	37.3	5.6%	2.0
Impact of Battery Acquisition	18.4	2.4%	60.4	9.1%	—
Impact of Auto Care Acquisition	11.1	1.5%	27.1	4.1%	—
Impact of Nu Finish Acquisition	—	—%	0.2	—%	0.1
Impact of currency	(7.2)	(1.0)%	(27.4)	(4.1)%	16.1
Net sales - current year	$773.6	1.8%	$759.7	14.7%	$662.1
Total Net Sales
Net sales - prior year	$2,494.5		$1,797.7		$1,755.7
Organic	61.4	2.5%	73.4	4.1%	22.5
Impact of Battery Acquisition	125.5	5.0%	338.9	18.9%	—
Impact of Auto Care Acquisition	85.1	3.4%	315.8	17.6%	—
Impact of Nu Finish Acquisition	—	—%	5.9	0.3%	2.3
Change in Argentina operations	1.6	0.1%	(4.5)	(0.3)%	(1.9)
Impact of currency	(23.3)	(1.0)%	(32.7)	(1.8)%	19.1
Net sales - current year	$2,744.8	10.0%	$2,494.5	38.8%	$1,797.7

    Total net sales for the twelve months ended September 30, 2020 increased 10.0%, including organic sales increase of $61.4, or 2.5%, sales related to the acquisitions of $210.6, or 8.4% and a $1.6 increase from our Argentina operations, which were deemed to be highly inflationary. These increases were partially offset by the unfavorable impact of currency of $23.3, or 1.0%. Segment sales results for the twelve months ended September 30, 2020 are as follows:

•Americas net sales improved 13.6% versus the prior fiscal year, including the impact of the acquisitions which increased net sales by 10.5%, a 0.1% increase due to our Argentina operations, and an unfavorable currency impact on sales of 1.0%. Excluding the impact of Argentina, currency movement and the acquisitions, organic net sales increased 4.0% driven by distribution gains, favorable carryover impact of the fiscal 2019 price increases and the beneficial net impacts of COVID-19. These increases were partially offset by lower replenishment volume early in the year and the year-over-year impact of lower storm activity.

•International net sales improved 1.8% versus the prior fiscal year, which included an increase of 3.9% from the impact of the acquisitions and unfavorable foreign currency movements of 1.0%. Excluding the impacts of the acquisitions and foreign currency movements, organic net sales declined 1.1% as the impact of COVID-19, particularly on our developing and distributor markets, more than offset the positive impact from distribution gains.

    Total net sales for the twelve months ended September 30, 2019 increased 38.8%, including organic sales increase of $73.4, or 4.1%, and sales related to the acquisitions of $660.6, or 36.8%. These increases were partially offset by the unfavorable impact of currency of $32.7, or 1.8%, and a $4.5 decrease due to our Argentina operations, which were deemed to be highly inflationary. Segment sales results for the twelve months ended September 30, 2019 are as follows:

•Americas net sales improved 52.8% versus the prior fiscal year, including the impact of the acquisitions which increased net sales by 50.4%, a 0.4% decline due to our Argentina operations, and an unfavorable currency impact on sales of 0.4%. Excluding the impact of Argentina, currency movement and the acquisitions, organic net sales increased 3.2% due to category growth, distribution gains, pricing and the reclassification of licensing income.

•International net sales improved 14.7% versus the prior fiscal year, which included an increase of 13.2% from the impact of the acquisitions and unfavorable foreign currency movements of 4.1%. Excluding the impacts of the acquisitions and foreign currency movements, organic net sales improved 5.6% resulting from strong volumes, phasing of holiday promotional activity and pricing actions in our developed and modern markets as well as the reclassification of licensing revenue.

Segment Profit	For the Years Ended September 30,
	2020	% Chg	2019	% Chg	2018
Americas
Segment Profit - prior year	$456.6		326.1		$310.0
Organic	14.8	3.2%	17.4	5.3%	13.7
Impact of Battery Acquisition	21.8	4.8%	42.5	13.0%	—
Impact of Auto Care Acquisition	15.8	3.5%	74.5	22.8%	—
Impact of Nu Finish Acquisition	—	—%	1.9	0.6%	0.9
Change in Argentina operations	(0.6)	(0.1)%	(2.2)	(0.7)%	(0.6)
Impact of currency	(9.9)	(2.2)%	(3.6)	(1.0)%	2.1
Segment Profit - current year	$498.5	9.2%	$456.6	40.0%	$326.1
International
Segment Profit - prior year	$174.9		149.6		$143.0
Organic	(22.4)	(12.8)%	22.5	15.0%	(3.7)
Impact of Battery Acquisition	6.1	3.5%	20.2	13.5%	—
Impact of Auto Care Acquisition	1.3	0.7%	2.3	1.5%	—
Impact of Nu Finish Acquisition	—	—%	0.1	0.1%	—
Impact of currency	(4.1)	(2.3)%	(19.8)	(13.2)%	10.3
Segment Profit - current year	$155.8	(10.9)%	$174.9	16.9%	$149.6
Total Segment Profit
Segment Profit - prior year	$631.5		$475.7		$453.0
Organic	(7.6)	(1.2)%	39.9	8.4%	10.0
Impact of Battery Acquisition	27.9	4.4%	62.7	13.2%	—
Impact of Auto Care Acquisition	17.1	2.7%	76.8	16.1%	—
Impact of Nu Finish Acquisition	—	—%	2.0	0.4%	0.9
Change in Argentina operations	(0.6)	(0.1)%	(2.2)	(0.5)%	(0.6)
Impact of currency	(14.0)	(2.2)%	(23.4)	(4.8)%	12.4
Segment Profit - current year	$654.3	3.6%	$631.5	32.8%	$475.7

Refer to Note 10, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2020 was $654.3, an increase of 3.6% versus the prior fiscal year, driven by an increase of $45.0, or 7.1% from the acquisitions. This increase was partially offset by organic segment profit decline of 1.2%, unfavorable movement in foreign currency of $14.0, or 2.2% and by $0.6, or 0.1%, of unfavorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2020 are as follows:

•Americas segment profit was $498.5, an increase of $41.9, or 9.2%, versus the prior fiscal year inclusive of the $37.6 increase due to the acquisitions. This increase was partially offset by $0.6 of unfavorable changes in

Argentina operations and unfavorable foreign currency movements of $9.9. Excluding the impact of currency movements, the acquisitions, and changes in Argentina operations, segment profit increased $14.8, or 3.2%. The increase was driven by the net sales increase and realized synergies. These increases were partially offset by higher planned incremental A&P investment and incremental costs related to COVID-19, which impacted gross margin.

•International segment profit was $155.8, a decrease of $19.1, or 10.9%, versus the prior fiscal year inclusive of the positive impact of the acquisitions of $7.4 as well as the unfavorable $4.1 impact of currency movements. Excluding the impact of the acquisitions and currency movements, segment profit decreased $22.4, or 12.8%, as the impact of the top-line organic decline was compounded by incremental costs related to Covid-19 costs and increased A&P investment, primarily in our modern markets.

    Total segment profit in fiscal 2019 was $631.5, an increase of 32.8% versus the prior fiscal year, driven by an increase of $141.5, or 29.7%, from the acquisitions and organic segment profit increase of 8.4%. These increases were partially offset by unfavorable movement in foreign currency of $23.4, or 4.8% and by $2.2, or 0.5%, of unfavorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2019 are as follows:

•Americas segment profit was $456.6, an increase of $130.5, or 40.0%, versus the prior fiscal year inclusive of the $118.9 increase due to the acquisitions. This increase was partially offset by $2.2 of unfavorable changes in Argentina operations and unfavorable foreign currency movements of $3.6. Excluding the impact of currency movements, the acquisitions, and changes in Argentina operations, segment profit increased $17.4, or 5.3%. This increase was driven by top-line growth noted above as well as favorable gross profit improvement slightly offset by higher overhead spending.

•International segment profit was $174.9, an increase of $25.3, or 16.9%, versus the prior fiscal year inclusive of the positive impact of the acquisitions of $22.6 as well as the unfavorable $19.8 impact of currency movements. Excluding the impact of the acquisitions and currency movements, segment profit increased $22.5, or 15.0%, driven by top-line growth and the benefit of our continuous improvement initiatives as well as lapping prior year investments in those initiatives slightly offset by higher overheads versus the prior year comparative period and increased A&P driven by the brand refresh across our international markets.

GENERAL CORPORATE	For the Years Ended September 30,
	2020	2019	2018
General corporate and other expenses	$103.8	$111.5	$97.3
Global marketing expenses	28.2	18.2	19.0
Total	$132.0	$129.7	$116.3
% of net sales	4.8%	5.2%	6.5%
    For fiscal 2020, general corporate expenses were $103.8, a decrease of $7.7 compared to fiscal 2019 expense of $111.5. The decrease was driven by TSA exits, reduced travel and other expenses due to COVID-19 as well as reduced stock compensation expense. For fiscal 2019, general corporate expenses were $111.5, an increase of $14.2 compared to fiscal 2018 expense of $97.3. Excluding the corporate and other expenses of $23.3 related to the acquisitions in fiscal 2019, the legacy business accounted for a decrease of $9.1 compared to fiscal 2018. The decreases were due to lower mark to market expense on our unfunded deferred compensation liability in the current year, the lapping of unfavorable legal reserves in the prior year and benefits realized from our prior year continuous improvement initiatives.

    Global marketing expenses were $28.2 in fiscal 2020, $18.2 in fiscal 2019, and $19.0 in fiscal 2018. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2020, Energizer had $459.8 of cash and cash equivalents, 61.8% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Credit Facility). The borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The 2018 Revolving Credit Facility also contains customary affirmative and restrictive covenants. As of September 30, 2020, there were no borrowings outstanding under the 2018 Revolving Credit Facility, but the Company did have $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $392.7 remained available as of September 30, 2020.

On April 22, 2020, the Company completed an add-on offering of $250.0 of our 6.375% Senior Notes due 2026 (2026 Notes). The 2026 Notes priced at 102.25% of principal. The Company utilized the proceeds from the add-on offering to repay indebtedness on the Revolving Credit Facility related to funds defensively drawn at the beginning of the COVID-19 pandemic and to pay fees and expenses relating to the offering.

On July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized a portion of the net proceeds from the sale of the 2028 Notes to fund the purchase of $488.8 in aggregate principal amount of the Company’s outstanding 5.50% Senior Notes due 2025 (2025 Notes) accepted for purchase pursuant to a cash tender offer. The Company used the remaining net proceeds from such sale, together with cash on hand, to fund the redemption of 2025 Notes not purchased pursuant to the tender offer, at a redemption price equal to 102.750% of the aggregate principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date. As a result of such redemption, all 2025 Notes that were not tendered and purchased by the Company pursuant to the tender offer were redeemed. The Company paid a total call premium for tendered and called notes of $18.3. The transaction resulted in a Loss on extinguishment of debt of $22.1.

On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). Subsequent to the fiscal year, on October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 USD Senior Notes due in 2026 at 6.375% (2026 USD Notes). Due to the timing of the transaction crossing fiscal years and the Company's obligation to redeem the 2026 USD Notes, the 2026 USD Notes were classified as Current maturities of long term debt and the proceeds from the 2029 Notes, net of financing fees paid, were classified as Restricted cash on the Consolidated Balance Sheet at September 30, 2020. The company paid a redemption premium of $55.9 in fiscal 2021, and the transaction resulted in a Loss on extinguishment of debt of $68.6.

While the Company believes it had sufficient liquidity prior to taking these actions to fund its operations and meet its obligations, the Company increased its cash position during fiscal year 2020 as a precautionary measure in order to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Subsequent to September 30, 2020, the Company paid down $120.0 on Term loan B and $42.8 on Term loan A, which included the required quarterly payments.

Debt Covenants

The credit agreements governing the Company's debt agreements contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2020, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

    Cash flow from operating activities from continuing operations is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $389.3 in fiscal 2020, $142.1 in fiscal 2019, and $228.7 in fiscal 2018.

    Cash flow from operating activities from continuing operations was $389.3 in fiscal 2020 as compared to $142.1 in the prior fiscal year. This change of $247 was primarily driven by higher year-over-year cash net earnings resulting from lower cash expenditures of approximately $126 associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the debt utilized to fund the Battery Acquisition and other success and consulting fees paid to finalize the acquisitions in the prior year. In addition, working capital changes favorably impacted cash flow from operations year-over-year. These changes were driven by approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment, approximately $70 related to higher year-over-year accounts receivable collections as the Company's factoring program was more established throughout fiscal 2020 compared to the prior year, and approximately $36 related to the timing of payments and programs, most notably for higher trade and A&P accruals.

    Cash flow from operating activities from continuing operations was $142.1 in fiscal 2019 as compared to $228.7 in fiscal 2018. The decrease was driven by lower year over year net earnings and increased working capital. Strong organic growth in the business was more than offset by cash expenditures of approximately $159, versus $27 in the prior year, associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the debt utilized to fund the Battery Acquisition and the fees paid related to the issuance of the bonds to fund the Auto Care Acquisition. The working capital increase was driven by the timing of collections and payments on our transition services agreement and working capital settlements with Spectrum and an increase in accounts receivable due to strong organic growth in our legacy business year over year

Investing Activities

Net cash used by investing activities from continuing operations was $64.0 in fiscal 2020 and $2,514.9 in fiscal 2019, and net cash from investing activities from continuing operations was $56.2 in fiscal 2018, and consisted of the following:

•Capital expenditures were $65.3, $55.1, and $24.2 in fiscal years 2020, 2019 and 2018, respectively.

•Proceeds from asset sales were $6.4, $0.2 and $6.1 in fiscal 2020, 2019 and 2018, respectively. The fiscal 2020 proceeds primarily represent insurance proceeds received from property, plant and equipment utilized by the Acquired Battery Business damaged in a flood. The fiscal 2018 proceeds were related to the sale of a previously closed manufacturing facility.

•Acquisitions, net of cash acquired, were $5.1, $2,460.0 and $38.1 in fiscal 2020, 2019, and 2018, respectively. The majority of the fiscal 2020 of this payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $1.5 was utilized to complete the CAE acquisition. The fiscal 2019 outflow was utilized to purchase the Battery and Auto Care Acquisitions and the fiscal 2018 outflow for the purchase of Nu Finish.

Investing cash outflows of approximately $35 to $45 are anticipated in fiscal 2021 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $30 to $40 are anticipated in fiscal 2021 for integration related capital expenditures for the Battery and Auto Care Acquisitions.

Financing Activities

Net cash from financing activities from continuing operations was $394.2, $1,276.8 and $1,226.3 in fiscal 2020, 2019 and 2018, respectively. For fiscal 2020, cash flow from financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $2,020.6 related to the December 2019 refinancing of $365.0 of the 2018 Term Loan, the April 2020 add on offering of $250.0 of our 6.375% Senior Notes due in 2026, the July 2020 offering of $600.0 of our 4.750% Senior Notes due in 2028 and the September 2020 offering of $800.0 of our 4.375% Senior Notes due in 2029.

•Payments on debt with maturities greater than 90 days of $1,393.5, related to the Term Loan refinancing in December 2019, the repayment of $345.8 of debt from the proceeds of the Varta divestiture, the redemption of $600.0 of our 5.50% Senior Notes due 2025 as well as required quarterly payments on the 2018 Term Loan A and 2018 Term Loan B;

•Payments of debt with maturities of 90 days or less of $30.2, primarily related to repayment of borrowings on our Revolving Credit Facility;

•Debt issuance costs of $26.5 relating to our Term Loan refinancing, the add on offering of $250.0 of our 6.37% Senior Notes due in 2026, the offering of $600.0 of our 4.750% Senior Notes due in 2028 and an offering of $800.0 of our 4.375% Senior Notes due in 2029;

•Premiums paid on extinguishment of debt of $18.3 relate to the redemption of our $600.0 5.50% Senior Notes due in 2025 that occurred in July 2020.

•Dividends paid on common stock of $85.4 during fiscal 2020 (see below);

•Dividends paid on mandatory convertible preferred stock of $16.2 during fiscal 2020 (see below);

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2020 (see below); and

•Taxes paid for withheld share-based payments of $11.3.

For fiscal 2019, cash flow from financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,800.0 related to the funding of the 2018 Term Loans utilized to fund the Battery Acquisition and the bonds utilized to fund the Auto Care Acquisition;

•Payments on debt with maturities greater than 90 days of $529.5, primarily related to the repayment of our Term Loan due in 2022 and additional $140.0 of payments on the 2018 Term Loan A and 2018 Term Loan B;

•Payments of debt with maturities of 90 days or less of $214.1, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•Debt issuance costs of $40.1 related to the 2018 Term Loans and bonds utilized to fund the Auto Care Acquisition;

•Net proceeds from the issuance of common stock of $205.3 utilized to fund the Auto Care Acquisition;

•Net proceeds from the issuance of Mandatory Preferred Convertible Stock (MCPS) of $199.5 utilized to fund the Auto Care Acquisition;

•Dividends paid on common stock of $83.0 during fiscal 2019 (see below);

•Dividends paid on mandatory convertible preferred stock of $8.0 during fiscal 2019 (see below);

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2019 (see below); and

•Taxes paid for withheld share-based payments of $8.3.

For fiscal 2018, cash flow from financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,259.9 representing the funds currently held in escrow for the Battery Acquisition;

•Payments on debt with maturities greater than 90 days representing the quarterly principal payments on the seven-year $400.0 senior secured term loan B facility (Term Loan);

•Increase on debt with maturities of 90 days or less of $143.4 representing the increase in notes payable and our 2015 Revolving Facility;

•Debt issuance costs of $22.6 related the escrowed bonds for the Battery Acquisition;

•Dividends paid on common stock of $70.0 during fiscal 2018;

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2018 (see below); and

•Taxes paid for withheld share-based payments of $10.4.

Dividends
Total dividends declared to common shareholders were $84.0 of which $85.4 were paid. The dividends paid included amounts on restricted shares that vested in the period. Total dividends declared and paid to preferred shareholders were $16.2. The payment included an accrued dividend from fiscal 2019 and the final dividend of fiscal 2020 was recorded in Other liabilities at September 30, 2020 and was paid to the preferred shareholders on October 15, 2020.

Subsequent to the fiscal year end, on November 12, 2020, the Board of Directors declared a dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020, to all shareholders of record as of the close of business on November 30, 2020.

Subsequent to the end of the fiscal year, on November 12, 2020, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on January 15, 2021, to all shareholders of record as of the close of business January 1, 2021.

Share Repurchases

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 980,000 shares for $45.0, at an average price of $45.93 per share, 1,036,000 shares for $45.0, at an average price of $43.46 per share, and 1,439,211 shares for $70.0, at an average price of $48.66 per share, during the twelve months ended September 30, 2020, 2019 and 2018.

On November 12, 2020, the Board of Director's put in place a new authorization for up to 7.5 million shares. This replaced the prior authorization that was outstanding. Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Contractual Obligations
    A summary of Energizer’s contractual obligations at September 30, 2020 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities (1)	$4,144.8	$841.3	$233.2	$20.0	$3,050.3
Interest on long-term debt (2)	1,097.5	165.2	314.0	303.7	314.6
Redemption premium on long-term debt	55.9	55.9	—	—	—
Notes payable	3.8	3.8	—	—	—
Operating leases	187.7	20.4	37.1	32.7	97.5
Capital leases (3)	89.1	4.9	10.0	9.9	64.3
Pension plans (4)	4.4	4.4	—	—	—
Purchase of FDK Indonesia (5)	16.9	16.9	—	—	—
Purchase obligations and other (6)	18.5	8.8	9.4	0.3	—
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$5,635.3	$1,121.6	$603.7	$376.0	$3,534.0
(1)Long-term debt, including current maturities, includes the $750.0 Senior Notes at 6.375% that were originally due in 2026. The obligation to pay back these notes is in the less than 1 year category as these notes were redeemed subsequent to the fiscal year on October 16, 2020 using the proceeds from the $800.0 Senior Notes at 4.375% due in 2029 issued in September 2020. These notes were classified as current on the Consolidated Balance Sheet at September 30, 2020. Refer to Note 13 Debt for additional information on this refinancing transaction.
(2)The above table is based upon the debt balance and LIBOR rate on drawn debt as of September 30, 2020. Energizer has entered into two interest rate swap agreements that fixed the variable benchmark component (LIBOR) on (1) $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% and (2) up to $400.0 of variable rate debt at an interest rate of 2.47%. At the effective date, the second swap has a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020.
(3)Capital lease payments include the full capital lease obligation of $45.8, as well as interest included in the payment of $43.3.
(4)Globally, total pension contributions for the Company in the next year are estimated to be $4.4. The projected payments beyond fiscal year 2021 are not currently estimable.
(5)During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary FDK Indonesia, a battery manufacturing facility. Subsequent to the fiscal year end on October 1, 2020, the Company completed the acquisition and paid $16.9 of cash to FDK Corporation. Refer to Note 4 Acquisitions for further details.
(6)Included in the table above are future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity.

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

    Accrued environmental costs at September 30, 2020 were $9.3, of which approximately $2.1 is expected to be spent during fiscal 2021. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

•Revenue Recognition - The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual contract. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

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

•Pension Plans - The determination of the Company’s obligation and expense for pension benefits is dependent on certain assumptions developed by the Company and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made, or impacts to the obligation that are due to changes to assumptions, are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension obligations. In determining the discount rate, the Company uses the yield on high-quality bonds in conjunction with the cash flows of its plans’ estimated payouts. For the U.S. plans, which were frozen January 1, 2014 and represent the Company’s most significant obligations, we consider the Mercer Above-Mean yield curve in determining the discount rates.

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2020, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $4.4. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $55.0 at September 30, 2020.

As allowed under GAAP, the Company’s U.S. qualified pension plan's impact on earnings is determined using Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years and therefore reduces the short-term impact of market fluctuations.

•Acquisitions, Goodwill and Intangible Assets - The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims.

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

Significant judgment is also required in assigning the respective useful lives of intangible assets. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 12, Goodwill and intangible assets, of the Notes to Consolidated Financial Statements.

However, future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates, revenue growth rates, future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

During fiscal 2020, we performed our annual goodwill test for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

•Income Taxes - Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted ASU 2016-02 and related standards (collectively ASC 842, Leases). This new guidance aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. Further, the Company elected to apply the package of practical expedients which allows companies to carry forward original lease determinations, lease classifications, and accounting for initial direct costs. Energizer also made the policy elections upon adoption for the exclusion of short term leases on the balance sheet and to not separate lease and non-lease components

The adoption of ASC 842, Leases, resulted in the recognition of additional assets and corresponding liabilities on the Consolidated Balance Sheet for the Company's operating leases; however, it did not have a material impact on the Consolidated Statement of Earnings and Comprehensive Income, the Consolidated Statement of Cash Flows and the Consolidated Statement of Shareholders' Equity/(Deficit), including retained earnings. Refer to Note 11, Leases, for further information.

Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06 Changes to Accounting for Convertible Debt. This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB has reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to financial statement users. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendment goes into affect for fiscal years starting after December 15, 2021, which for Energizer would be the beginning of fiscal year 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that this updated may have on our financial statements, however it is not expected to be material.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2020 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

    The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2020 and 2019, Energizer had an unrealized pre-tax loss of $4.9 and a pre-tax gain of $4.5, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2020 levels, over the next twelve months, $4.9 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

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

    The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2020 resulted in a loss of $3.1 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

    The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

    In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. The pre-tax gain recognized on these zinc contracts was $4.4 at September 30, 2020 and the pre-tax loss was $1.0 at September 30, 2019 and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

    The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2020, Energizer had variable rate debt outstanding with a principal balance of $632.9 under the 2018 and 2019 Term Loans and 2018 Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03% (2017 Swap).

    In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October

1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020.

    For the year ended September 30, 2020, our weighted average interest rate on variable rate debt was 3.88%.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of earnings and comprehensive income, of shareholders' equity/(deficit) and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on October 1, 2019.

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

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 20 to the consolidated financial statements, the Company offers a variety of trade promotion programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $152.7 million, which is reflected as a reduction of trade receivables, net and $45.4 million of accrued trade promotions within other current liabilities as of September 30, 2020. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

The principal considerations for our determination that performing procedures relating to revenue recognition for trade promotion programs is a critical audit matter are (i) the significant judgment by management when developing the allowance for trade promotions and accrued trade promotions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the historical patterns and future expectations regarding specific in-market product performance used to estimate the allowance for trade promotions and accrued trade promotions recorded by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness, accuracy, and valuation of the estimated allowance for trade promotions and accrued trade promotions. These procedures also included, among others (i) testing management’s process for determining the allowance for trade promotions and accrued trade promotions; (ii) testing the completeness and accuracy of underlying data used in the estimates; and (iii) evaluating the reasonableness of the significant assumptions related to the historical patterns and future expectations regarding in-market product performance. Evaluating management’s assumptions related to historical patterns and future expectations regarding specific in-market product performance involved evaluating the historical performance of similar trade programs and testing payments and invoice credits related to these trade programs.

Indefinite-Lived Intangible Assets Impairment Assessments - Certain Battery and Auto Care Trade Names

As described in Notes 2 and 12 to the consolidated financial statements, the Company’s consolidated other intangible assets, net balance as of September 30, 2020 was $1,909.0 million, of which $1,365.4 million related to indefinite-lived intangible assets, which includes certain battery and auto care trade names. Management conducts an impairment test annually in the fourth fiscal quarter or when indicators of a potential impairment are present. Potential impairment is identified by comparing the fair value of a trade name to its carrying value. Fair value is estimated by management using a discounted cash flow model. Management uses judgments, assumptions and estimates in the impairment testing including discount rates, revenue growth rates, future operating results and related cash flow projections.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessments for certain battery and auto care trade names is a critical audit matter are (i) the significant judgment by management when developing the fair values of the trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived trade names impairment assessments, including controls over the determination of the fair value of certain battery and auto care trade names. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of certain battery and auto care trade names; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and the discount rates. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the businesses related to the trade names; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the discount rate assumptions.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 17, 2020

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2020	2019	2018
Net sales	$2,744.8	$2,494.5	$1,797.7
Cost of products sold	1,662.9	1,490.7	966.8
Gross profit	$1,081.9	$1,003.8	$830.9
Selling, general and administrative expense	483.3	515.7	421.7
Advertising and sales promotion expense	147.1	127.3	112.9
Research and development expense	35.4	32.8	22.4
Amortization of intangible assets	56.5	43.2	11.5
Gain on sale of real estate	—	—	(4.6)
Interest expense	195.0	226.0	98.4
Loss on extinguishment of debt	94.9	—	—
Other items, net	2.0	(14.3)	(6.6)
Earnings before income taxes	$67.7	$73.1	$175.2
Income tax provision	20.9	8.4	81.7
Net earnings from continuing operations	$46.8	$64.7	$93.5
Net loss from discontinued operations, net of income tax benefit of $1.2 in 2020 and income tax expense of $4.0 in 2019	(140.1)	(13.6)	—
Net (loss) / earnings	$(93.3)	$51.1	$93.5
Mandatory preferred stock dividends	(16.2)	(12.0)	—
Net (loss) / earnings attributable to common shareholders	$(109.5)	$39.1	$93.5

Earnings Per Share
Basic net earnings per common share - continuing operations	$0.44	$0.79	$1.56
Basic net loss per common share - discontinued operations	(2.03)	(0.20)	—
Basic net (loss) / earnings per common share	$(1.59)	$0.59	$1.56

Diluted net earnings per common share - continuing operations	$0.44	$0.78	$1.52
Diluted net loss per common share - discontinued operations	(2.02)	(0.20)	—
Diluted net (loss) / earnings per common share	$(1.58)	$0.58	$1.52

Weighted average shares of common stock - Basic	68.8	66.4	59.8
Weighted average shares of common stock- Diluted	69.5	67.3	61.4

Dividend Per Common Share	$1.20	$1.20	$1.16

Statement of Comprehensive Income
Net (loss) / earnings	$(93.3)	$51.1	$93.5
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(13.4)	(10.4)	(20.5)
Pension activity, net of tax of $3.5 in 2020, ($12.1) in 2019, and $6.3 in 2018	9.8	(36.9)	22.9
Deferred (loss)/gain on hedging activity, net of tax of ($1.5) in 2020, ($3.1) in 2019, and $4.4 in 2018	(5.8)	(9.2)	15.0
Total comprehensive (loss)/income	$(102.7)	$(5.4)	$110.9
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$459.8	$258.5
Restricted cash	790.0	—
Trade receivables, net	292.0	340.2
Inventories	511.3	469.3
Other current assets	157.8	177.1
Assets held for sale	—	791.7
Total current assets	$2,210.9	$2,036.8
Property, plant and equipment, net	352.1	362.0
Operating lease assets	121.9	—
Goodwill	1,016.0	1,004.8
Other intangible assets, net	1,909.0	1,958.9
Deferred tax asset	24.3	22.8
Other assets	94.1	64.3
Total assets	$5,728.3	$5,449.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$841.3	$—
Current portion of capital leases	1.7	1.6
Notes payable	3.8	31.9
Accounts payable	378.1	299.0
Current operating lease liabilities	14.8	—
Other current liabilities	408.7	333.6
Liabilities held for sale	—	402.9
Total current liabilities	$1,648.4	$1,069.0
Long-term debt	3,306.9	3,461.6
Operating lease liabilities	111.9	—
Deferred tax liability	140.4	170.6
Other liabilities	211.6	204.6
Total liabilities	$5,419.2	$4,905.8
Shareholders' equity
Common stock, $0.01 par value, 72,386,840 shares issued at 2020 and 2019	0.7	0.7
Mandatory convertible preferred stock, $0.01 par value, 2,156,250 shares issued at 2019	—	—
Additional paid-in capital	859.2	870.3
Retained earnings	(66.2)	129.5
Common stock in treasury, at cost, 3,868,438 and 3,484,807 shares
in 2020 and 2019, respectively	(176.9)	(158.4)
Accumulated other comprehensive loss	(307.7)	(298.3)
Total shareholders' equity	$309.1	$543.8
Total liabilities and shareholders' equity	$5,728.3	$5,449.6
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2020	2019	2018
Net (loss) / earnings	$(93.3)	$51.1	$93.5
Loss from discontinued operations, net of tax	(140.1)	(13.6)	—
Net earnings from continuing operations	$46.8	$64.7	$93.5
Non-cash integration and restructuring charges	17.8	3.0	—
Depreciation and amortization	111.9	92.8	45.1
Deferred income taxes	(34.8)	(33.3)	1.8
Share based compensation expense	24.5	27.1	28.2
Loss on extinguishment of debt	94.9	—	—
Gain on sale of real estate	—	—	(4.6)
Mandatory transition tax	—	(0.4)	33.1
Inventory step up	—	36.2	0.2
Settlement loss on pension plan terminations	—	3.7	14.1
Non-cash items included in income, net	23.1	(4.2)	7.6
Other, net	(7.1)	22.1	(4.7)
Changes in assets and liabilities used in operations, net of acquisitions
Decrease / (increase) in trade receivables, net	47.8	(24.9)	(1.1)
Increase in inventories	(39.8)	(15.2)	(12.1)
Decrease / (increase) in other current assets	53.4	(44.3)	2.8
Increase in accounts payable	76.2	5.2	4.4
(Decrease) / increase in other current liabilities	(25.4)	9.6	20.4
Net cash from operating activities from continuing operations	$389.3	$142.1	$228.7
Net cash (used by) / from operating activities from discontinued operations	(12.9)	7.4	—
Net cash from operating activities	$376.4	$149.5	$228.7
Cash Flow from Investing Activities
Capital expenditures	(65.3)	(55.1)	(24.2)
Proceeds from sale of assets	6.4	0.2	6.1
Acquisitions, net of cash acquired	(5.1)	(2,460.0)	(38.1)
Net cash used by investing activities from continuing operations	$(64.0)	$(2,514.9)	$(56.2)
Net cash from / (used by) investing activities from discontinued operations	280.9	(407.4)	—
Net cash from / (used by) investing activities	$216.9	$(2,922.3)	$(56.2)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	2,020.6	1,800.0	1,259.9
Payments on debt with maturities greater than 90 days	(1,393.5)	(529.5)	(4.0)
Net (decrease)/increase in debt with maturities 90 days or less	(30.2)	(214.1)	143.4
Debt issuance costs	(26.5)	(40.1)	(22.6)
Premiums paid on extinguishment of debt	(18.3)	—	—
Net proceeds from issuance of mandatory convertible preferred stock	—	199.5	—
Net proceeds from issuance of common stock	—	205.3	—
Dividends paid on common stock	(85.4)	(83.0)	(70.0)
Dividends paid on mandatory convertible preferred shares	(16.2)	(8.0)	—
Common stock purchased	(45.0)	(45.0)	(70.0)
Taxes paid for withheld share-based payments	(11.3)	(8.3)	(10.4)
Net cash from financing activities from continuing operations	$394.2	$1,276.8	$1,226.3
Net cash used by financing activities from discontinued operations	(1.1)	(4.7)	—
Net cash from financing activities	$393.1	$1,272.1	$1,226.3
Effect of exchange rate changes on cash	4.9	(9.1)	(8.5)
Net increase / (decrease) in cash, cash equivalents, and restricted cash from continuing operations	724.4	(1,105.1)	1,390.3
Net increase / (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	266.9	(404.7)	—
Net increase / (decrease) in cash, cash equivalents, and restricted cash	$991.3	$(1,509.8)	$1,390.3
Cash, cash equivalents, and restricted cash, beginning of period	258.5	1,768.3	378.0
Cash, cash equivalents, and restricted cash, end of period	$1,249.8	$258.5	$1,768.3
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2017	—	60,709	$—	$0.6	$196.7	$198.7	$(238.8)	$(72.1)	85.1
Net earnings	—	—	—	—	—	93.5	—	—	93.5
Adoption of ASU 2016-16	—	—	—	—	—	(59.2)	—	—	(59.2)
Adoption of ASU 2018-02	—	—	—	—	—	20.4	(20.4)	—	—
Deferred compensation plan	—	—	—	—	12.0	—	—	—	12.0
Share based payments	—	—	—	—	28.2	—	—	—	28.2
Common stock purchased	—	(1,439)	—	—	—	—	—	(70.0)	(70.0)
Activity under stock plans	—	338	—	—	(19.1)	(4.0)	—	12.7	(10.4)
Dividends to shareholders	—	—	—	—	—	(72.1)	—	—	(72.1)
Other comprehensive income	—	—	—	—	—	—	17.4	—	17.4
Balance, September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	64.7	—	—	64.7
Net loss from discontinued operations	—	—	—	—	—	(13.6)	—	—	(13.6)
Share based payments	—	—	—	—	27.1	—	—	—	27.1
Issuance of common stock	—	9,966	—	0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Common stock purchased	—	(1,036)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	364	—	—	(19.8)	(4.5)	—	16.0	(8.3)
Dividends to common shareholders	—	—	—	—	—	(82.4)	—	—	(82.4)
Dividends to preferred shareholders	—	—	—	—	—	(12.0)	—	—	(12.0)
Other comprehensive loss	—	—	—	—	—	—	(56.5)	—	(56.5)
Balance, September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	46.8	—	—	46.8
Net loss from discontinued operations	—	—	—	—	—	(140.1)	—	—	(140.1)
Share based expense	—	—	—	—	24.5	—	—	—	24.5
Common stock purchases	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	471	—	—	(29.9)	(2.2)	—	20.8	(11.3)
Deferred compensation plan	—	125	—	—	(5.7)	—	—	5.7	—
Dividends to common shareholders	—	—	—	—	—	(84.0)	—	—	(84.0)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	—	(9.4)	—	(9.4)
Balance, September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business – Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributor of household batteries, specialty batteries and portable lights under the Energizer® and Eveready® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions. On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

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

On January 28, 2019, Energizer further expanded its auto care portfolio with the acquisition of Spectrum's global auto care business (Auto Care Acquisition). The Auto Care Acquisition included the Armor All®, STP®, and A/C PRO® brands (Acquired Auto Care Business).

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Divestment Business) to VARTA Aktiengesellschaft (VARTA AG) for a contractual purchase price of €180.0, subject to purchase price adjustments (Varta Divestiture). This business was acquired as part of the Battery Acquisition and was required to be divested per regulatory requirements. Pursuant to the terms of the Battery Acquisition agreement, Spectrum also contributed cash proceeds toward this sale. Total cash proceeds received, including related hedging arrangements, net of the final working capital settlement, were $323.1 and the Company recorded a pre-tax loss of $141.6. Refer to Note 5, Divestment, for further discussion.

Basis of Presentation – The consolidated financial statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

As a result of the Varta Divestiture, the assets and liabilities associated with the Divestment Business as of September 30, 2019 were classified as held for sale in the accompanying Consolidated Balance Sheets. There were no assets or liabilities from these operations as of September 30, 2020. The respective operations of the Divestment Business, including a loss recorded on divestment, have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income and Statements of Cash Flows. See Note 5 - Divestment for more information on the assets and liabilities classified as held for sale and discontinued operations.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2020 and 2019, Energizer had $459.8 and $258.5, respectively, in available cash, 61.8% and 75.8% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The amount included in restricted cash on the Consolidated Balance Sheet at September 30, 2020 represents the net proceeds from the September bond offering for the $800.0 Senior Notes at 4.375% due in 2029. These funds are net of the bank fees paid at funding. The funds were released subsequent to year-end on October 16, 2020 and were used to fund the full redemption of the USD 2026 Senior Notes at 6.375%. See Note 13, Debt, for further information. There was no restricted cash at September 30, 2019.

	At September 30,
	2020	2019
Cash and cash equivalents	$459.8	$258.5
Restricted cash	790.0	—
Total Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,249.8	$258.5

Foreign Currency Translation – Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive loss in the equity section of the Consolidated Balance Sheets.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2020 and 2019.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company is party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) on $200.0 of the Company's variable rate debt at September 30, 2020 and 2019. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreased $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2020 and 2019, the Company had derivative contracts for the future purchases of zinc.

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

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2020 and 2019 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2020	2019
Trade receivables	$447.5	$473.1
Allowance for trade promotions	(152.7)	(129.1)
Allowance for returns and doubtful accounts	(2.8)	(3.8)
Trade receivables, net	$292.0	$340.2

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. In fiscal year 2019, the credit agreement was amended so that Energizer may sell their accounts receivable up to a maximum of $500.0 annually.

During fiscal years 2020 and 2019, the Company sold $439.5 and $300.2, respectively, of receivables under this program. At September 30, 2020 and 2019, Energizer had $132.9 and $87.8, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2020 and 2019, cash from factored receivables collected but not yet due to the bank included in Other current liabilities was $0.5 and $12.4, respectively. Additionally, the fees associated with factoring our receivables were $4.7 and $4.9 during the years ended September 30, 2020 and 2019, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense. There were no material factoring arrangements during fiscal 2018.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2020, 2019 and 2018, amortization expense was $8.1, $9.1 and $7.4, respectively.

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

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2020, 2019, and 2018 was $63.2, $43.5, and $26.2, respectively, including accelerated depreciation charges of $15.9 and $3.0 in 2020 and 2019, respectively, primarily related to the IT integration assets and certain manufacturing assets including property, plant and equipment located at facilities that are being consolidated as part of the integration of the Battery and Auto Care Acquisitions.

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

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $115.1, $96.7, and $80.1 for the fiscal years ended September 30, 2020, 2019, 2018, respectively.

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

Recently Adopted Accounting Pronouncements – Effective October 1, 2019, the Company adopted ASU 2016-02 and related standards (collectively ASC 842, Leases). This new guidance aligns the measurement of leases under GAAP more closely with International Financial Reporting Standards by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. Further, the Company elected to apply the package of practical expedients which allows companies to carry forward original lease determinations, lease classifications, and accounting for initial direct costs. Energizer also made the policy elections upon adoption for the exclusion of short term leases on the balance sheet and to not separate lease and non-lease components

The adoption of ASC 842, Leases, resulted in the recognition of additional assets and corresponding liabilities on the Consolidated Balance Sheet for the Company's operating leases; however, it did not have a material impact on the Consolidated Statement of Earnings and Comprehensive Income, the Consolidated Statement of Cash Flows and the Consolidated Statement of Shareholders' Equity/(Deficit), including retained earnings. Refer to Note 11, Leases, for further information.

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by this update.

In August 2020, the FASB issued ASU 2020-06 Changes to Accounting for Convertible Debt. This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB has reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to financial statement users. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendment goes into effect for fiscal years starting after December 15, 2021, which for Energizer would be the beginning of fiscal year 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

currently evaluating the impact that this updated may have on our financial statements, however it is not expected to be material.

(3) Revenue

Nature of Our Business - The Company, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive fragrance, appearance, performance and air conditioning recharge products. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. We sell to our customers through a combination of a direct sales force and exclusive and non-exclusive third-party distributors and wholesalers.

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

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2020, 2019 and 2018:

	For the Twelve Months Ended September 30,
Net Sales	2020	2019	2018
Batteries	$2,099.8	$1,959.9	$1,612.7
Auto Care	513.0	409.3	95.4
Lights and Licensing	132.0	125.3	89.6
Total Net Sales	$2,744.8	$2,494.5	$1,797.7

	For the Twelve Months Ended September 30,
Net Sales	2020	2019	2018
North America	$1,753.0	$1,534.7	$1,017.8
Latin America	218.2	200.1	117.8
Americas	1,971.2	1,734.8	1,135.6
Modern Markets	462.0	444.7	381.9
Developing Markets	189.6	193.4	181.0
Distributor Markets	122.0	121.6	99.2
International	773.6	759.7	662.1
Total Net Sales	$2,744.8	$2,494.5	$1,797.7

When Performance Obligations are Satisfied - The Company’s revenue is primarily generated from the sale of finished product to customers. Sales predominantly contain a single delivery element, or performance obligation, and revenue is recognized at a single point in time when title, ownership and risk of loss pass to the customer. This typically occurs when finished goods are delivered to the customer or when finished goods are picked up by a customer or customer’s carrier, depending on contract terms.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(4) Acquisitions

Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (“CAE”) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement has potential earnout payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During the fiscal year the Company paid an additional $0.6 for the first earnout payment threshold. The preliminary purchase price of the acquisition is $6.4 after working capital adjustments, and the Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $5.0. These vendor relationship intangibles which will be amortized over the three-year lives of the vendor agreements.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary FDK Indonesia, a battery manufacturing facility. Subsequent to the fiscal year end, on October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2, and paid cash of $16.9 after contractual adjustments to FDK Corporation. The acquisition of the FDK Indonesia facility increases the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures. The Company is still analyzing the opening balance sheet and overall purchase price, but does not expect there to be significant intangible assets or goodwill recognized with this acquisition.

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

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. We have calculated fair values of assets and liabilities acquired for the Battery Acquisition. During the fiscal quarter ended December 31, 2019, the Company completed the valuation analysis for the Battery Acquisition and no significant changes were made to the valuation.

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

The fair values of the Battery Acquisition's Property, plant and equipment were estimated using the market approach for land and variations of the cost approach for the buildings and equipment. The fair values of the Battery Acquisition's identifiable intangible assets were estimated using variations of the income approach. The fair value of acquired trade names acquired and customer relationships was determined by applying the multi-period excess earnings method under the income approach. The fair value of proprietary technology acquired was determined by applying the relief-from-royalty method under the income approach.

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

Auto Care Acquisition - On January 28, 2019, Energizer entered into a definitive acquisition agreement to acquire Spectrum’s global auto care business, including the Armor All, STP, and A/C PRO brands for a contractual purchase price of $1,250.0, subject to certain purchase price adjustments. The contractual purchase price was comprised of $937.5 in cash and $312.5 of newly-issued Energizer common stock to Spectrum. The initial cash paid after contractual and estimated working capital adjustments was $938.7. During the quarter ended December 31, 2019, the Company finalized the working capital adjustments with Spectrum and paid an additional $3.6 of cash. The equity consideration paid to Spectrum was fair valued at $240.5 based on the 5.3 million shares issued to Spectrum at the Energizer closing stock price of $45.55 on January 28, 2019. The final purchase price paid in cash and equity consideration was $1,182.8. The acquisition allowed for the Company to become a global leader in the auto care market and added automotive performance and air conditioning recharge products to its auto care portfolio.

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

The pro-forma results above include restructuring charges recorded by the Auto Care Business of $18.4 during the twelve months ended September 30, 2018. Excluded from the above is the write-down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care Business during the twelve months ended September 30, 2019 and the write-off impairment of goodwill of $92.5 recorded by the Auto Car Business during the twelve months ended September 30, 2018. These losses were recorded as a direct result of the transaction and would not have impacted the combined company results.

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

Acquisition and Integration Costs- The Company incurred pre-tax acquisition and integration costs related to the Battery Acquisition, the Auto Care Acquisition, and the Nu Finish Acquisition of $68.0, $188.4 and $84.6 in the twelve months ended September 30, 2020, 2019, and 2018, respectively.

Pre-tax costs recorded in Costs of products sold were $32.0 for the twelve months ended September 30, 2020 and primarily related to the integration restructuring costs of $29.3 as discussed in Note 6, Restructuring. Pre-tax costs recorded in Costs of products sold were $58.7 for the twelve months ended September 30, 2019, which primarily related to the inventory fair value adjustment of $36.2 and integration restructuring costs of $12.1. Pre-tax costs recorded in Costs of products sold were $0.2 for the twelve months ended September 30, 2018.

Pre-tax acquisition and integration costs recorded in SG&A were $38.8, $82.3 and $62.9 for the twelve months ended September 30, 2020, 2019 and 2018, respectively. In fiscal 2020 these expenses primarily related to consulting fees, success incentives, and costs of integrating the information technology systems of the business. In fiscal 2019 and 2018 these expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2020 and 2019 the Company recorded $1.3 and $1.1 in research and development, respectively.

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions. The pre-tax acquisition costs for the twelve months ended September 30, 2018 was $41.9 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net was pre-tax income of $4.1, $19.3 and $20.4 in the twelve months ended September 30, 2020, 2019 and 2018, respectively. The pre-tax income recorded in fiscal 2020 was primarily driven by pre-acquisition insurance proceeds of $4.9, a $1.0 gain on the sale of assets and $0.9 of transition services income, offset by a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture and $0.5 of other items.

The pre-tax income of $19.3 recorded in fiscal 2019 was primarily driven by the escrowed debt funds held in restricted cash prior to the closing of the Battery Acquisition. The Company recorded a pre-tax gain of $9.0 related to the favorable movement in the escrowed USD restricted cash held in our European Euro functional entity. The Company also recorded interest income of $5.8 earned on the Restricted cash funds held in escrow associated with the Battery Acquisition. The Company recorded a gain of $4.6 related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture and recorded income on transition services agreements of $1.4 for the twelve months ended September 30, 2019. These income items were offset by $1.5 of expense to settle hedge contracts of the acquired business.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(5) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as held for sale in the accompanying Consolidated Balance Sheets as of September 30, 2019 and as discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income as of September 30, 2020 and 2019.

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

For the twelve months ended September 30, 2020 the Company has recorded a pre-tax loss of $141.6 for the divestment, which includes contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

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

The following table summarizes the components of Loss from discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2020 and 2019:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
	2020	2019
Net sales	$115.8	$235.1
Cost of products sold	88.2	180.4
Gross profit	27.6	54.7
Selling, general and administrative expense	18.0	56.8
Advertising and sales promotion expense	0.3	0.8
Research and development expense	0.8	0.8
Interest expense	12.1	15.8
Loss on sale of business	141.6	—
Other items, net	(3.9)	(9.9)
Loss before income taxes from discontinued operations	(141.3)	(9.6)
Income tax (benefit)/provision	(1.2)	4.0
Net loss from discontinued operations	$(140.1)	$(13.6)

Included in the Net loss from discontinued operations for the twelve months ended September 30, 2020, are the deferred financing fee write off related to the pre-payment of debt from the divestment proceeds of $6.9, divestment related pre-tax costs of $1.7 and allocated pre-tax interest expense of $5.0.

Included in the Net loss from discontinued operations for the twelve months ended September 30, 2019 are the inventory fair value pre-tax adjustment of $11.2, divestment related pre-tax costs of $13.8 and allocated pre-tax interest expense of $14.9.

(6) Restructuring

In the fourth fiscal quarter of 2019, Energizer's Board of Directors approved restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be completed by December 31, 2021. For this program we expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of up to $34 through the end of calendar 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program will begin in fiscal year 2021, with completion by the beginning of fiscal year 2022. The expected costs associated with this project are approximately $10 to $12.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The pre-tax expense for charges related to the restructuring plans for the twelve months ended September 30, 2020 and 2019 are noted in the table below and were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income:

	For the Year Ended September 30,
	2020	2019
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.8	$9.8
Accelerated depreciation	12.0	2.3
Other exit costs(1)	16.3	—
Total 2019 Restructuring costs	$29.1	$12.1
2020 Restructuring Program
Costs of products sold
Other restructuring related costs(2)	$0.2	$—
Selling, general and administrate expense
Severance and related benefit costs	0.4	—
Other restructuring related costs(2)	0.6	—
Total 2020 Restructuring Costs	$1.2	$—
Total restructuring related expense	$30.3	$12.1
(1) Includes charges primarily related to environmental investigatory and mitigation costs, consulting, relocation and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

The restructuring costs noted above for fiscal year 2020 were included within the Americas and International segments in the amount of $27.5 and $2.8, respectively. The restructuring costs noted above for fiscal year 2019, were incurred within the Americas and International segments in the amount of $6.0 and $6.1, respectively.

The following table summarizes the activity related to the 2019 restructuring program for the Twelve Months Ended September 30, 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	September 30, 2020 (1)
Severance & termination related costs	$9.8	$0.8	$5.3	$—	$5.3
Accelerated depreciation & asset write-offs	—	12.0	—	12.0	—
Other exit costs	—	16.3	13.4	—	2.9
Total	$9.8	$29.1	$18.7	$12.0	$8.2
(1) At September 30, 2020 and 2019, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities of $8.2 and $9.8, respectively.

The following table summarizes the activity related to the 2020 restructuring program for the Twelve Months Ended September 30, 2020:

		Utilized
	Charge to Income	Cash	Non-Cash	September 30, 2020 (1)
Severance & termination related costs	$0.4	$—	$—	$0.4
Other restructuring related costs	0.8	—	—	$0.8
Total	$1.2	$—	$—	$1.2
(1) At September 30, 2020, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities of $1.2.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(7) Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act provides, among other things, increased interest deduction limitations to companies which can decrease overall cash taxes paid. The CARES Act had an unfavorable impact to the Company's current fiscal year's provision of $1.8.

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

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal and that position has not changed after incurring the transition tax under the Tax Act. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2020, approximately $780 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $165, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2020	2019	2018
Current:
United States - Federal	$13.5	$1.2	$42.5
State	3.0	3.0	0.1
Foreign	39.2	37.5	37.3
Total current	$55.7	$41.7	$79.9
Deferred:
United States - Federal	(29.4)	(22.1)	4.5
State	(3.1)	(4.1)	(0.5)
Foreign	(2.3)	(7.1)	(2.2)
Total deferred	$(34.8)	$(33.3)	$1.8
Provision for income taxes	$20.9	$8.4	$81.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The source of pre-tax earnings was:

	For the Years Ended September 30,
	2020	2019	2018
United States	$(114.1)	$(139.9)	$8.7
Foreign	181.8	213.0	166.5
Pre-tax earnings	$67.7	$73.1	$175.2
A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2020		2019		2018
Computed tax at federal statutory rate	$14.2	21.0%	$15.3	21.0%	$42.9	24.5%
State income taxes, net of federal tax benefit	(0.7)	(1.0)	(2.3)	(3.2)	0.3	0.2
Foreign tax less than the federal rate	2.0	3.0	(9.0)	(12.3)	0.7	0.4
Other taxes including repatriation of foreign earnings and GILTI	4.4	6.5	2.2	3.0	2.1	1.2
Foreign tax incentives	(3.6)	(5.3)	(5.3)	(7.3)	(6.3)	(3.6)
Uncertain tax positions	2.1	3.1	1.7	2.3	4.1	2.3
Impact of the Tax Act	—	—	(0.4)	(0.5)	39.0	22.3
Nondeductible transaction expenses	1.0	1.5	4.8	6.6	—	—
Other, net	1.5	2.1	1.4	1.9	(1.1)	(0.7)
Total	$20.9	30.9%	$8.4	11.5%	$81.7	46.6%

The Company has been granted two foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions. One incentive expired in December 2019 and the second expires in March 2023.

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2020	2019
Deferred tax assets:
Accrued liabilities	$53.4	$32.4
Deferred and stock-related compensation	10.9	14.0
Tax loss carryforwards and tax credits	24.7	29.6
Intangible assets	1.9	3.3
Pension plans	17.1	22.1
Inventory differences and other tax assets	15.8	6.6
Operating lease assets	26.8	—
Interest expense limited under Sec 163j	54.6	34.8
Gross deferred tax assets	205.2	142.8
Deferred tax liabilities:
Depreciation and property differences	(24.6)	(26.7)
Intangible assets	(246.9)	(249.1)
Operating lease liabilities	(26.8)	—
Other tax liabilities	(9.9)	(2.9)
Gross deferred tax liabilities	(308.2)	(278.7)
Valuation allowance	(13.1)	(11.9)
Net deferred tax liabilities	$(116.1)	$(147.8)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $7.8 between fiscal years 2021 and 2024 at September 30, 2020. In addition, there are $13.3 of tax loss carryforwards and credits with no expiration at September 30, 2020. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2020	2019	2018
Unrecognized tax benefits, beginning of year	$12.8	$10.9	$9.5
Additions based on current year tax positions and acquisitions	0.1	—	—
Additions based on prior year tax positions and acquisitions	2.8	2.7	1.4
Reductions for prior year tax positions	(0.6)	—	—
Settlements with taxing authorities/statute expirations	(0.9)	(0.8)	—
Unrecognized tax benefits, end of year	$14.2	$12.8	$10.9

Included in the unrecognized tax benefits noted above are $14.2 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $5.6 of interest (net of the deferred tax asset of $0.8) and penalties of $4.0 at September 30, 2020, $4.9 of interest (net of the deferred tax asset of $0.7) and penalties of $3.9 at September 30, 2019, and $3.2 of interest (net of the deferred tax asset of $0.4) and penalties of $3.8 at September 30, 2018. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

The Company is contractually indemnified by Spectrum for any tax liability of the Acquired Battery and Auto Care Businesses arising from tax years prior to the acquisitions. The Company is also contractually obligated to pay Spectrum any tax benefit it receives in a tax year after the acquisitions as a result of an indemnification payment made by Spectrum. An indemnification asset and liability, where necessary, has been recorded to reflect this arrangement. The Company has also indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. An indemnification asset, where necessary, has been recorded to reflect these arrangements.

(8) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (the 2015 Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers and employees of the Company. The Plan authorizes a maximum number of 10 million common shares to be awarded.

On January 27, 2020, the Company's shareholders approved the Energizer Holdings, Inc. Omnibus Incentive Plan (Omnibus Plan). The Omnibus Plan replaces and supersedes the 2015 Plan. No new awards will be issued under the 2015 Plan, though the terms of the 2015 Plan will continue to govern all awards granted under that plan.

The Omnibus Plan authorizes 6.5 million shares to be awarded, as well as the 0.3 million shares that were still available for grant under the 2015 Plan. Under the Omnibus Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based or performance-based), other stock awards and cash-based awards may be granted to directors, officers and employees of the Company. For purposes of determining the number of shares available for future issuance under the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Omnibus Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. At September 30, 2020, there were 6.9 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $24.5, $27.1 and $28.2 for the years ended September 30, 2020, 2019 and 2018, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $4.7, $5.8 and $7.8 for the years ended September 30, 2020, 2019 and 2018, respectively.

Restricted Stock Equivalents (RSE)

In November 2016, the Company granted RSE awards to a group of key employees which included approximately 92,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $43.84.

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

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2019	1.8	$47.70
Granted	0.9	$43.28
Vested	(0.7)	$42.70
Canceled	(0.1)	$46.66
Nonvested RSE at September 30, 2020	1.9	$47.56

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

As of September 30, 2020, there was an estimated $15.2 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.2 years. The weighted average estimated fair value for RSE awards granted in fiscal 2020 was $36.8. The estimated fair value of RSE awards that vested in fiscal 2020 was $34.0.

Subsequent to year-end, in November 2020, the Company granted RSE awards to a group of key employees of approximately 120,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 71,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 272,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 544,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $42.98.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2020, 2019 and 2018:

	For the Years Ended September 30,
(in millions, except per share data)	2020	2019	2018
Basic earnings per share
Net earnings from continuing operations	$46.8	$64.7	$93.5
Mandatory preferred stock dividends	(16.2)	(12.0)	—
Net earnings from continuing operations attributable to common shareholders	30.6	52.7	93.5
Net loss from discontinued operations, net of tax	(140.1)	(13.6)	—
Net (loss) / earnings attributable to common shareholders	$(109.5)	$39.1	$93.5

Weighted average common shares outstanding - basic	68.8	66.4	59.8

Basic net earnings per common share from continuing operations	$0.44	$0.79	$1.56
Basic net loss per common share from discontinued operations	(2.03)	(0.20)	—
Basic net earnings per common share	$(1.59)	$0.59	$1.56

Diluted earnings per share
Net earnings attributable to common shareholders	$(109.5)	$39.1	$93.5

Weighted average common shares outstanding - basic	68.8	66.4	59.8
Effect of dilutive restricted stock equivalents	0.2	0.3	0.5
Effect of dilutive performance shares	0.4	0.4	0.9
Effect of stock based deferred compensation plan	0.1	0.2	0.2
Weighted average common shares outstanding - diluted	69.5	67.3	61.4

Diluted earnings per common share from continuing operations	$0.44	$0.78	$1.52
Diluted loss per common share from discontinued operations	(2.02)	(0.20)	—
Diluted net earnings per common share	$(1.58)	$0.58	$1.52

For the year ended September 30, 2020 and 2019, 0.2 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculations. For the year ended September 30, 2018, all restricted stock equivalents were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock equivalents of 1.1, 0.9, and 0.5 were excluded for the years ended September 30, 2020, 2019, and 2018, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings/(loss) per share.

(10) Segments

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with acquisition and integration activities, amortization costs, business realignment activities, research & development costs, gains on sale of real estate, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

	For the Years Ended September 30,
Net Sales	2020	2019	2018
Americas	$1,971.2	$1,734.8	$1,135.6
International	773.6	759.7	662.1
Total net sales	$2,744.8	$2,494.5	$1,797.7
Segment Profit
Americas	498.5	456.6	326.1
International	155.8	174.9	149.6
Total segment profit	$654.3	$631.5	$475.7
General corporate and other expenses (1)	(103.8)	(111.5)	(97.3)
Global marketing expenses (2)	(28.2)	(18.2)	(19.0)
Research and development expense (3)	(34.1)	(31.7)	(22.4)
Amortization of intangible assets	(56.5)	(43.2)	(11.5)
Acquisition and integration costs (4)	(68.0)	(188.4)	(84.6)
Settlement loss on pension plan termination (5)	—	(3.7)	(14.1)
Gain on sale of real estate	—	—	4.6
Loss on extinguishment of debt	(94.9)	—	—
Interest expense (6)	(195.0)	(160.4)	(56.5)
Other items, net (7)	(6.1)	(1.3)	0.3
Total earnings before income taxes	$67.7	$73.1	$175.2
(1) Of this amount, $2.9 and $2.3 were recorded in Cost of products sold in the Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2020 and 2019, respectively. All other amounts were recorded in SG&A.
(2) The twelve months ended September 30, 2020 includes $12.1 recorded in SG&A and $16.1 recorded in A&P. The twelve months ended September 30, 2019 includes $6.3 recorded in SG&A and $11.9 recorded in A&P. The twelve months ended September 30, 2018 includes $4.9 recorded in SG&A and $14.1 recorded in A&P.
(3) R&D expense for the twelve months ended September 30, 2020 and 2019 on the Consolidated Statement of Earnings and Comprehensive Income includes $1.3 and $1.1, respectively, which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2020	2019	2018
Inventory step up (COGS)	$—	$36.2	$0.2
Cost of products sold	32.0	22.5	—
SG&A	38.8	82.3	62.9
Research and development	1.3	1.1	—
Interest expense	—	65.6	41.9
Other items, net	(4.1)	(19.3)	(20.4)
Total Acquisition and Integration Costs	$68.0	$188.4	$84.6
(5) Included in Other items, net in the Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 14, Pension plans, for further information.
(6) The amount for the twelve months ended September 30, 2019 and 2018 on the Consolidated Statements of Earnings and Comprehensive Income included $65.6 and $41.9 of expense, respectively, which has been reclassified to Acquisition and integration costs from Interest expense for purposes of the reconciliation above.
(7) The amount for the twelve months ended September 30, 2020, 2019 and 2018 on the Consolidated Statements of Earnings and Comprehensive Income included a gain of $4.1, $19.3 and $20.4, respectively, which has been reclassified to Acquisition and integration costs from Other items, net and the Settlement loss on pension plan terminations for the twelve months ended September 30, 2019 and 2018 of $3.7 and $14.1, respectively, that have been reclassified out of Other items, net for purposes of the above reconciliation.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Corporate assets shown in the following table include all financial instruments, pension assets and tax asset balances that are managed outside of operating segments. In addition, the Restricted cash held as of September 30, 2020 and the Assets held for sale at September 30, 2019 are assets utilized outside of the operating segments.

	September 30,
Total Assets	2020	2019
Americas	$1,238.0	$991.9
International	668.5	621.0
Total segment assets	$1,906.5	$1,612.9
Corporate	106.8	81.3
Restricted cash	790.0	—
Assets held for sale	—	791.7
Goodwill and other intangible assets, net	2,925.0	2,963.7
Total assets	$5,728.3	$5,449.6

	September 30,
Long-Lived Assets	2020	2019
United States	$399.7	$275.6
Singapore	67.3	67.3
United Kingdom	62.2	46.7
Other International	63.2	59.5
Total long-lived assets excluding goodwill and intangibles	$592.4	$449.1

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2020	2019	2018
Americas	$55.0	$42.7	$16.2
International	10.3	12.4	8.0
Total segment capital expenditures	$65.3	$55.1	$24.2
Depreciation and Amortization
Americas	$37.9	$34.6	$21.2
International	17.5	15.0	12.4
Total segment depreciation and amortization	55.4	49.6	33.6
Corporate intangible amortization	56.5	43.2	11.5
Total depreciation and amortization	$111.9	$92.8	$45.1

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2020	2019	2018
United States	$1,641.9	$1,435.8	$935.8
International	1,102.9	1,058.7	861.9
Total net sales	$2,744.8	$2,494.5	$1,797.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(11) Leases

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

As of September 30, 2020 the amounts for leases included in our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2020
Operating Leases:
Operating lease asset	$121.9

Operating lease liabilities - current	14.8
Operating lease liabilities	111.9
Total Operating Lease Liabilities	$126.7

Weighted-average remaining lease term (in years)	16.2
Weighted-average discount rate	4.2%

Finance Leases:
Property, plant and equipment, net	$43.9

Current portion of capital leases	1.7
Long-term debt	44.1
Total Finance Lease Liabilities	$45.8

Weighted Average remaining lease term (in years)	20.4
Weighted-average discount rate	6.7%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the components of lease expense:

Twelve Months Ended September 30, 2020
Operating lease cost	$20.4
Finance lease cost:
Amortization of assets	3.2
Interest on lease liabilities	3.0
Variable lease costs	3.9
Total lease costs	$30.5

Supplemental cash and non-cash information related to leases:

Twelve Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.3
Operating cash flows from finance leases	2.9
Financing cash flows from finance leases	1.4

Non-cash increase in lease assets and lease liabilities:
Operating leases (1) (2)	$88.4
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

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
2021	$18.9	$4.9
2022	18.1	5.0
2023	16.8	5.0
2024	16.2	4.9
2025	15.4	5.0
Thereafter	97.0	64.3
Total lease payments	182.4	89.1

Less: Imputed interest	(55.7)	(43.3)
Present value of lease liabilities	$126.7	$45.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(12) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our reporting units in the fourth quarter of fiscal 2020. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2020.

The following table represents the change in the carrying amount of goodwill at September 30, 2020 and 2019:

	Americas	International	Total
Balance at September 30, 2018	$228.4	$15.8	$244.2
Battery acquisition	369.4	125.7	495.1
Auto Care acquisition	263.5	6.6	270.1
Cumulative translation adjustment	0.3	(4.9)	(4.6)
Balance at September 30, 2019	$861.6	$143.2	$1,004.8
Battery acquisition	0.7	0.2	0.9
Auto Care acquisition	3.8	0.1	3.9
Cumulative translation adjustment	(0.3)	6.7	6.4
Balance at September 30, 2020	$865.8	$150.2	$1,016.0

The Company had indefinite-lived intangible assets of $1,365.4 at September 30, 2020 and $1,363.8 at September 30, 2019. The increase was due to foreign currency movement. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery, auto care and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates, revenue growth rates, future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total intangible assets at September 30, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(13.9)	$45.8
Customer Relationships	394.2	(60.8)	333.4
Patents	34.5	(10.8)	23.7
Proprietary technology	172.5	(37.6)	134.9
Proprietary formulas	2.4	(0.5)	1.9
Non-Compete	0.5	(0.4)	0.1
Vendor relationships	5.0	(1.2)	3.8
Total amortizable intangible assets	$668.8	$(125.2)	$543.6
Trademarks and trade names - indefinite lived	1,365.4	—	1,365.4
Total Other intangible assets, net	$2,034.2	$(125.2)	$1,909.0

Total intangible assets at September 30, 2019 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(9.9)	$49.8
Customer Relationships	394.2	(34.3)	359.9
Patents	34.5	(8.2)	26.3
Proprietary technology	172.5	(15.7)	156.8
Proprietary formulas	2.4	(0.3)	2.1
Non-compete	0.5	(0.3)	0.2
Total amortizable intangible assets	$663.8	$(68.7)	$595.1
Trademarks and trade names - indefinite lived	1,363.8	—	1,363.8
Total Other intangible assets, net	$2,027.6	$(68.7)	$1,958.9

Amortizable intangible assets, with a weighted average remaining life of 11.0 years, are amortized on a straight-line basis over expected lives of 3 to 15 years. Amortization expense for intangible assets totaled $56.5, $43.2, and $11.5 for the twelve months ended September 30, 2020, 2019 and 2018, respectively. Estimated amortization expense for amortizable intangible assets at September 30, 2020 is: $57.1 in 2021, $56.9 in 2022, $52.1 in 2023, $50.7 in 2024, and $50.6 in 2025, and $276.2 thereafter.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(13) Debt

The detail of long-term debt was as follows:

	September 30,
	2020	2019
Senior Secured Term Loan A Facility due 2021	$—	$77.5
Senior Secured Term Loan B Facility due 2025	313.5	982.5
Senior Secured Term Loan A Facility due 2022	319.4	—
5.50% Senior Notes due 2025	—	600.0
6.375% Senior Notes due 2026	750.0	500.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	761.9	708.4
7.750% Senior Notes due 2027	600.0	600.0
4.750% Senior Notes due 2028	600.0	—
4.375% Senior Notes due 2029	800.0	—
Capital lease obligations	45.8	46.9
Total gross long-term debt, including current maturities	$4,190.6	$3,515.3
Less current portion	(843.0)	(1.6)
Less unamortized debt discount and debt issuance fees	(40.7)	(52.1)
Total long-term debt	$3,306.9	$3,461.6

Revolving Credit Facility - On December 17, 2018, the Company entered into a credit agreement which provided for a 5-year $400.0 revolving credit facility (2018 Revolving Credit Facility) and which provided for a $200.0 3-year term loan A facility and $1,000.0 7-year term loan B facility (Term Loan Agreement). On December 27, 2019, the Company amended the existing Term Loan Agreement and refinanced $365.0 of term loan debt. The amendment established a new $365.0 Term Loan A facility due December 2022, which was used to pay down $300.0 of the existing Term Loan B facility due in 2025 and $65.0 of the existing Term Loan A facility due in 2021. The pay down of the Term Loan B facility was deemed to be an extinguishment and the Company recorded a Loss on extinguishment of debt of $4.2 during the first quarter.

The Company utilized the available proceeds from the Varta Divestiture and the related hedging arrangements to pay down $345.8 of the borrowings outstanding on the Term Loan B facility due in 2025.

The borrowings under the Term Loan A require quarterly principal payments at a rate of 6.25% of the original principal balance, or $22.8. The borrowings under the Term Loan B require quarterly payments at a rate of 0.25% of the original principal balance, or $2.5. The borrowings bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin based on total Company leverage. The 2018 Revolving Credit Facility also contains customary affirmative and restrictive covenants. Obligations under the 2018 Revolving Credit Facility and Term Loan A and Term Loan B are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries. There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets.

As of September 30, 2020, there were no borrowings outstanding under the 2018 Revolving Credit Facility, but the Company did have $7.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $392.7 remained available as of September 30, 2020. As of September 30, 2020 and September 30, 2019, our weighted average interest rate on short-term borrowings was 6.7% and 3.8%, respectively.

Subsequent to September 30, 2020, the Company paid down $120.0 on Term loan B and $42.8 on Term loan A, which included the required quarterly payments.

Senior Notes - On April 22, 2020, the Company finalized an add-on offering of $250.0 of our 6.375% Senior Notes due 2026 (2026 Notes Add-On). The 2026 Notes Add-On priced at 102.25% of the principal amount. The Company used the net proceeds from the offering to repay indebtedness outstanding under its Revolving Credit Facility and to pay fees and expenses related to the offering. The 2026 Notes Add-On was offered to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2026 Notes in January and July.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

On July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized a portion of the net proceeds from the sale of the 2028 Notes to fund the purchase of $488.8 in aggregate principal amount of the Company’s outstanding 5.50% Senior Notes due 2025 (2025 Notes) accepted for purchase pursuant to a cash tender offer. The Company used the remaining net proceeds from such sale, together with cash on hand, to fund the redemption of 2025 Notes not purchased pursuant to the tender offer, at a redemption price equal to 102.750% of the aggregate principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date. As a result of such redemption, all 2025 Notes that were not tendered and purchased by the Company pursuant to the tender offer were redeemed. The Company paid a total call premium for tendered and called notes of $18.3. The transaction resulted in a Loss on extinguishment of debt of $22.1.

The 2028 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2028 Notes in December and June. The 2028 Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Credit Facility.

On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). Subsequent to the fiscal year, on October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 USD Senior Notes due in 2026 at 6.375% (2026 USD Notes). Due to the timing of the transaction crossing fiscal years and the Company's obligation to redeem the 2026 USD Notes, the 2026 USD Notes were classified as Current maturities of long term debt and the proceeds from the 2029 Notes, net of financing fees paid, were classified as Restricted cash on the Consolidated Balance Sheet at September 30, 2020. The company paid a redemption premium of $55.9 in fiscal 2021, and the transaction resulted in a Loss on extinguishment of debt of $68.6.

The 2029 Notes were sold to qualified institution buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually on the 2029 Notes in March and September. The 2029 Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2018 Revolving Credit Facility.

Debt issuance fees paid related to the term loan refinancing and Senior Note offerings were $26.5 during the twelve months ended September 30, 2020. The Company wrote-off a total of $20.7 of debt issuance fees as a result of the extinguishment activity during the year.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020.

Notes Payable - The notes payable balance was $3.8 at September 30, 2020 and $31.9 at September 30, 2019. The 2020 balance is comprised of $3.8 of other borrowings, including those from foreign affiliates. The 2019 balance consists of $25.0 outstanding borrowings on the 2018 Revolving Credit Facility as well as $6.9 of other borrowings, including those from foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2020, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2020 were as follows:

Long-term debt
2021	$841.3
2022	91.3
2023	141.9
2024	10.0
2025	10.0
Thereafter	3,050.3
Total long-term debt payments due	$4,144.8

(14) Pension Plans

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2020	2019	2020	2019
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$531.3	$494.5	$145.8	$142.6
Service cost	—	—	0.8	0.5
Interest cost	15.9	20.4	1.5	2.9
Actuarial loss/(gain)	31.3	52.2	(2.2)	22.2
Benefits paid	(37.4)	(35.8)	(4.9)	(5.3)
Plan settlements	—	—	(2.3)	(10.7)
Foreign currency exchange rate changes	—	—	9.7	(6.4)
Projected Benefit Obligation at end of year	$541.1	$531.3	$148.4	$145.8
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$463.5	$456.0	$122.8	$131.6
Actual return on plan assets	62.8	40.8	0.2	12.6
Company contributions	2.8	2.5	1.1	3.3
Plan settlements	—	—	(2.3)	(13.5)
Benefits paid	(37.4)	(35.8)	(4.9)	(5.3)
Foreign currency exchange rate changes	—	—	7.6	(5.9)
Estimated fair value of plan assets at end of year	$491.7	$463.5	$124.5	$122.8
Funded status at end of year	$(49.4)	$(67.8)	$(23.9)	$(23.0)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2020	2019	2020	2019
Noncurrent assets	$—	$—	$10.4	$12.1
Current liabilities	(2.4)	(2.4)	(0.6)	(0.6)
Noncurrent liabilities	(47.0)	(65.4)	(33.7)	(34.5)
Net amount recognized	$(49.4)	$(67.8)	$(23.9)	$(23.0)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(169.1)	$(182.7)	$(42.9)	$(40.9)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2020 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net gain/(loss) arising during the year	$7.1	$(1.1)
Effect of exchange rates	—	(2.9)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net gain	6.5	2.0
Total gain recognized in other comprehensive loss	$13.6	$(2.0)

Energizer expects to contribute $2.4 to its U.S. plans and $2.0 to its International plans in fiscal 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2021	$38.2	$5.6
2022	38.4	5.5
2023	37.9	5.4
2024	38.1	5.5
2025	36.2	5.7
2026 to 2030	163.4	29.2

The accumulated benefit obligation for the US plans was $541.1 and $531.3 and for the foreign plans was $146.0 and $143.7 at September 30, 2020 and 2019, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2020	2019	2020	2019
Projected benefit obligation	$541.1	$531.3	$74.6	$73.5
Accumulated benefit obligation	541.1	531.3	72.2	71.4
Estimated fair value of plan assets	491.7	463.5	40.3	38.5

Pension plan assets in the U.S. plan represent approximately 80% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 40%, and (b) debt securities, including U.S. bonds: 60%. Actual allocations at September 30, 2020 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2020. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$0.8	$0.5	$0.6
Interest cost	15.9	20.4	18.7	1.5	2.9	3.9
Expected return on plan assets	(24.3)	(26.2)	(30.1)	(3.6)	(4.9)	(6.3)
Recognized net actuarial loss	6.5	4.1	4.4	1.5	0.9	2.0
Settlement loss on Canadian pension plan termination	—	—	—	—	—	14.1
Settlement loss on Ireland pension plan termination	—	—	—	—	3.7	—
Settlement loss recognized on other pension plans	—	—	0.1	0.5	0.4	1.0
Net periodic (benefit)/expense	$(1.9)	$(1.7)	$(6.9)	$0.7	$3.5	$15.3

The service cost component of the net periodic (benefit)/expense above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2021 are net actuarial losses of $7.4 for the U.S. Plan and $1.4 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2020	2019	2018	2020	2019	2018
Plan obligations:
Discount rate	2.5%	3.1%	4.3%	1.0%	1.6%	2.1%
Compensation increase rate	—	—	—	2.1%	2.1%	2.1%
Net periodic benefit cost:
Discount rate	3.1%	4.3%	3.7%	1.0%	2.1%	2.1%
Expected long-term rate of return on plan assets	5.6%	5.9%	6.6%	2.8%	3.8%	3.8%
Compensation increase rate	—	—	—	2.1%	2.1%	2.4%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2020 and 2019 segregated by level within the estimated fair value hierarchy. Refer to Note 17, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2020
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$57.8	$—	$57.8	$—	$—	$—
International Equity	2.4	—	2.4	—	9.8	9.8
DEBT
U.S. Government	—	278.1	278.1	—	—	—
Other Government	—	18.9	18.9	—	22.5	22.5
Corporate	—	—	—	—	—	—
CASH & CASH EQUIVALENTS	—	—	—	—	0.4	0.4
OTHER	—	7.3	7.3	—	7.7	7.7
Assets Measured at Net Asset Value
U.S. Equity			77.6			—
International Equity			49.6			21.1
Corporate			—			45.2
Other			—			17.8
TOTAL	$60.2	$304.3	$491.7	$—	$40.4	$124.5

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

There were no Level 3 pension assets at September 30, 2020 and 2019.

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
(15) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2020, 2019 and 2018 were $9.6, $7.8, and $5.7, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income. With the Battery and Auto Care Acquisitions on January 2, 2019 and January 28, 2019, respectively, the Company added approximately 900 colleagues to the Plan which drove the increase in the contributions in fiscal 2019 and 2020. Contributions to the remaining global plans are not significant in the aggregate.

(16) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2020 and 2019, the Company had 72,386,840 common stock issued. As of September 30, 2020, the Company had approximately 1.9 million shares reserved for issuance under the Equity Incentive Plan and approximately 85,000 shares reserved for issuance under the deferred compensation plan.

On July 1, 2015, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this authorization, the Company has repurchased 980,000 shares for $45.0, at an average price of $45.93 per share, 1,036,000 shares for $45.0, at an average price of $43.46 per share, and 1,439,211 shares for $70.0, at an

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

average price of $48.66 per share, during the twelve months ended September 30, 2020, 2019 and 2018. As of September 30, 2020, the Company had approximately 1.8 million shares still authorized under this authorization.

Subsequent to year-end, on November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares. This replaced the prior authorization that was outstanding.

Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2020, total dividends declared to shareholders were $84.0, of which $85.4 was paid. The dividends paid included amounts on restricted shares that vested in the period. For the twelve months ended September 30, 2019, total dividends declared to shareholders were $82.4, of which $83.0 was paid. For the twelve months ended September 30, 2018, total dividends declared to shareholders were $72.1 of which $70.0 was paid. The unpaid dividends were associated with unvested restricted shares and were recorded in Other liabilities.

Subsequent to the fiscal year end, on November 12, 2020, the Board of Directors declared a dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020, to all shareholders of record as of the close of business on November 30, 2020.

Series A Mandatory Convertible Preferred Stock - In January 2019, the Company issued 2,156,250 shares of Series A Mandatory Convertible Preferred Stock (MCPS), with a par value of $0.01 per share and liquidation preference of $100.00 per share. There were 2,156,250 preferred shares issued and outstanding as of September 30, 2020, and 2019.

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

During the twelve months ended September 30, 2020, dividends declared and paid to preferred shareholders were $16.2. The payment included an accrued dividend from fiscal 2019 and the final dividend of fiscal 2020 was recorded in Other liabilities at September 30, 2020 and was paid to the preferred shareholders on October 15, 2020.

Subsequent to the end of the fiscal year, on November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on January 15, 2021, to all shareholders of record as of the close of business January 1, 2021.

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
(Dollars in millions, except per share)

(17) Financial Instruments and Risk Management

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 14.1%, 13.8%, and 11.5% of total net sales in fiscal 2020, 2019 and 2018, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2020 and 2019, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2020, Energizer had variable rate debt outstanding with a principal balance of $632.9 under the 2019 and 2018 Term Loans and the 2018 Revolving Credit Facility. In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2020 and 2019, Energizer had an unrealized pre-tax loss of $4.9 and gain of $4.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2020 levels, over the next twelve months, $4.9 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022. There were 64 open foreign currency contracts at September 30, 2020, with a total notional value of approximately $170.

The Company began a hedging program on zinc purchases in March 2019. The contracts were determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2022. There were 17 open contracts at September 30, 2020, with a total notional value of approximately $41. The pre-tax gain on the zinc contracts of $4.4 and the pre-tax loss of $1.0 was recognized at September 30, 2020 and 2019, respectively, and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

As noted above, in March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continues to decrease until its termination date of December 31, 2020. The notional value of the swap was $100.0 at September 30, 2020. These hedging instruments were considered cash flow hedges for accounting purposes. At September 30, 2020 and 2019, Energizer recorded an unrecognized pre-tax loss of $7.3 and $4.7, respectively, on these interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 8 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2020, with a total notional value of approximately $69.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2020 and 2019, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2020 and 2019, respectively:

	At September 30, 2020	For the Year Ended September 30, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss) / Gain Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(4.9)	$(6.1)	$3.3
Interest rate swaps (2017 and 2018)	(7.3)	(6.6)	(4.3)
Zinc contracts	4.4	3.8	(1.6)
Total	$(7.8)	$(8.9)	$(2.6)

	At September 30, 2019	For the Year Ended September 30, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$4.5	$8.6	$8.4
Interest rate swaps (2017 and 2018)	(4.7)	(11.8)	0.3
Zinc contracts	(1.0)	(1.0)	—
Total	$(1.2)	$(4.2)	$8.7
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

The following table provides estimated fair values as of September 30, 2020 and 2019, and the gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2020 and 2019, respectively.

	At September 30, 2020	For the Year Ended September 30, 2020
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.2)	$(3.1)

	At September 30, 2019	For the Year Ended September 30, 2019
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)(4)
Foreign currency contracts	$4.3	$5.3
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Gain (Loss) recognized in Income was recorded in Other items, net.
(3) Includes a $2.2 loss on the hedge contract on the proceeds from the Varta Divestiture.
(4) Includes the gain of $4.6 related to the hedge contract on the expected proceeds from the anticipated Varta Divestiture.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.8	$(0.4)	$0.4	$9.4	$(0.4)	$9.0

Offsetting of derivative liabilities
		At September 30, 2020			At September 30, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(6.0)	$0.5	$(5.5)	$(0.4)	$0.2	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2020 and 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2020	2019
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(26.8)	$(28.1)
Exit lease liability	—	(0.1)
Derivatives - Foreign Currency contracts	(4.9)	4.5
Derivatives - Foreign Currency contracts (non-hedge)	(0.2)	4.3
Derivatives - 2017 and 2018 Interest Rate Swaps	(7.3)	(4.7)
Derivatives - Zinc contracts	4.4	$(1.0)
Net Liabilities at estimated fair value	$(34.8)	$(25.1)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2020 and 2019.

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

At September 30, 2020, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of the exit lease liability is determined based on the discounted cash flows of the remaining lease rentals reduced by estimated sublease rentals that could be reasonably obtained for the property. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2020 and 2019, the fair market value of fixed rate long-term debt was $2,858.3 and $2,474.7, respectively, compared to its carrying value of $2,761.9 and $2,408.4, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(18) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2020, the Company had approximately $18.5 of purchase obligations.

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2017	$(93.1)	$(139.4)	$—	$(4.5)	$(1.8)	(238.8)
OCI before reclassifications	(20.5)	6.7	—	4.8	6.5	(2.5)
Reclassifications to earnings	—	16.2	—	3.0	0.7	19.9
Reclassifications to retained earnings	—	(19.9)	—	—	(0.5)	(20.4)
Balance at September 30, 2018	$(113.6)	$(136.4)	$—	$3.3	$4.9	$(241.8)
OCI before reclassifications	9.0	(44.3)	(0.7)	6.3	(9.0)	(38.7)
Reclassifications to earnings	—	7.4	—	(6.5)	(0.2)	0.7
Activity related to discontinued operations	(19.4)	—	0.9	—	—	(18.5)
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)
OCI before reclassifications	(32.7)	0.3	2.9	(4.7)	(5.1)	(39.3)
Reclassifications to earnings	—	6.5	1.2	(2.5)	3.3	8.5
Activity related to discontinued operations	19.3	3.0	(0.9)	—	—	21.4
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the reclassifications from AOCI:

	For the Year Ended September 30,
Amount Reclassified from AOCI (1)	2020	2019	2018	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(3.3)	$(8.4)	$3.8	Cost of products sold
Interest rate swaps	4.3	(0.3)	0.9	Interest expense
Zinc contracts	1.6	—	—	Cost of products sold
	2.6	(8.7)	4.7	Loss / (Earnings) before income taxes
	(0.6)	2.0	(1.0)	Income tax (benefit) / provision
	$2.0	$(6.7)	$3.7	Net (earnings) / loss
Amortization of defined benefit pension items
Actuarial losses	$8.0	$5.0	$6.4	(2)
Settlement loss on Canadian pension plan termination	—	—	14.1	(2)
Settlement loss on Ireland pension plan termination	—	3.7	—	(2)
Settlement losses on other plans	0.5	0.4	1.1	(2)
	8.5	9.1	21.6	Loss / (Earnings) before income taxes
	(2.0)	(1.7)	(5.4)	Income tax benefit
	$6.5	$7.4	$16.2	Net (earnings) / loss
Total reclassifications for the period	$8.5	$0.7	$19.9	Net (earnings) / loss
Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(1) The Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in fiscal 2019 as discussed in Note 2, Summary of Significant Accounting Policies. The fiscal 2020 and 2019 impact is recorded in Cost of products sold and fiscal 2018 is recorded in Other items, net.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 14, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2020	2019	2018
Interest income	$(0.6)	$(7.7)	$(1.4)
Interest income on restricted cash (1)	—	(5.8)	(5.2)
Foreign currency exchange loss	8.7	5.2	8.1
Pension benefit other than service costs (2)	(1.7)	(2.3)	(6.3)
Settlement loss on pension plan terminations (2)	—	3.7	14.1
Acquisition foreign currency gains (1)	2.2	(13.6)	(15.2)
Pre-acquisition insurance proceeds (1)	(4.9)	—	—
Settlement of acquired business hedging contracts (1)	—	1.5	—
Gain on sale of assets (1)	(1.0)	—	—
Transition services agreement income (1)	(0.9)	(1.4)	—
Other	0.2	6.1	(0.7)
Total Other items, net	$2.0	$(14.3)	$(6.6)
(1) See Note 4, Acquisitions, for additional information on these items.
(2) See Note 14, Pension Plans, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2020	2019
Raw materials and supplies	$85.2	$70.5
Work in process	148.7	103.7
Finished products	277.4	295.1
Total inventories	$511.3	$469.3
Other Current Assets
Miscellaneous receivables	$15.8	$16.5
Due from Spectrum	30.6	7.6
Prepaid expenses	76.5	71.3
Value added tax collectible from customers	20.4	23.1
Other	14.5	58.6
Total other current assets	$157.8	$177.1
Property, plant and equipment
Land	$8.9	$9.6
Buildings	121.9	119.9
Machinery and equipment	821.4	823.0
Capital leases	51.4	50.4
Construction in progress	39.3	25.8
Total gross property	1,042.9	1,028.7
Accumulated depreciation	(690.8)	(666.7)
Total property, plant and equipment, net	$352.1	$362.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2020	2019
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$12.1	$11.8
Accrued trade promotions	45.4	53.1
Accrued salaries, vacations and incentive compensation	68.1	59.2
Accrued interest expense	36.9	37.4
Accrued redemption premium	55.9	—
Due to Spectrum	1.6	2.6
Accrued acquisition and integration costs	4.9	7.9
Restructuring reserve	9.4	9.8
Income taxes payable	30.2	23.4
Other	144.2	128.4
Total other current liabilities	$408.7	$333.6
Other Liabilities
Pensions and other retirement benefits	$89.9	$109.0
Deferred compensation	26.8	28.1
Mandatory transition tax	16.7	16.7
Other non-current liabilities	78.2	50.8
Total other liabilities	$211.6	$204.6

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2020	2019	2018
Balance at beginning of year	$3.8	$4.0	$5.8
Provision charged to expense, net of reversals	1.8	1.5	(0.8)
Write-offs, less recoveries, translation, other	(2.8)	(1.7)	(1.0)
Balance at end of year	$2.8	$3.8	$4.0

	For the Years Ended September 30,
Income Tax Valuation Allowance	2020	2019	2018
Balance at beginning of year	$11.9	$12.0	$19.3
Provision charged to expense, net of reversals	3.1	0.7	(7.3)
Reversal of provision charged to expense	(0.2)	(0.4)	—
Translation, other	(1.7)	(0.4)	—
Balance at end of year	$13.1	$11.9	$12.0

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2020	2019	2018
Interest paid	$196.0	$170.3	$54.3
Income taxes paid, net	46.7	43.3	46.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(21) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum has the right to sell such shares on or after January 28, 2020, including through one or more registered secondary offerings. Upon Spectrum's written request that is not withdrawn, Energizer is obligated to use commercially reasonable efforts to file a shelf registration statement covering the resale by Spectrum of its Energizer Common stock. As of September 30, 2020, Spectrum owns 1.7 million shares, or 2.5% of the Company's outstanding common shares.
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

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of September 30, 2020, the Company has exited the majority of the TSA and reverse TSA, and anticipates being out of all agreements by December 31, 2020.

During the twelve months ended September 30, 2020 and 2019, the Company paid $2.3 and $0.2, respectively, to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the twelve months ended September 30, 2020, the Company incurred expense of $8.4 in SG&A and $0.4 in Cost of products sold. The Company also recorded income of $0.9 in Other items, net related to the reverse transaction services agreements provided for the twelve months end period.

For the twelve months ended September 30, 2019, the Company incurred expense of $15.3 in SG&A and $1.0 in Cost of products sold. The Company recorded income of $1.4 in Other items, net related to the reverse transaction services agreements provided for the twelve months ended period.

Related to these agreements, the Company had a payable to Spectrum of $1.6 and $2.6 in Other current liabilities and a receivable from Spectrum of $30.6 and $7.6 in Other current assets as of September 30, 2020 and 2019, respectively, as well as a receivable from Spectrum in Other assets of $18.4 as of September 30, 2020. The asset balance from Spectrum also included the tax indemnification due from Spectrum under the initial purchase agreements.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $17.8 and $9.8 for the twelve months ended September 30, 2020 and 2019, respectively. The Company recorded $2.7 and $0.1 in Accounts payable at September 30, 2020 and 2019, respectively, related to these purchases.

In discontinued operations, the Company recorded income of $3.8 and $11.8 for reverse TSA, and recorded expense of $0.3 and $1.3 for the twelve months ended September 30, 2020 and 2019, respectively. In addition, there was a payable due to Spectrum of $22.5 recorded in Liabilities held for sale and a receivable from Spectrum of $8.9 recorded in Assets held for sale at September 30, 2019.

(22) Environmental and Regulatory

Government Regulation and Environmental Matters – The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling, collection, recycling and disposal. In connection with some sites, Energizer has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup with respect to certain federal “Superfund” sites. Energizer may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2020 were $9.3, of which $2.1 is expected to be spent during fiscal 2021. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

(23) Quarterly Financial Information - (Unaudited)

The results of any single quarter are not necessarily indicative of the Company’s results for the full year. Net earnings of the Company are impacted in the first quarter by the additional battery product sales volume associated with the December holiday season. The Battery and Auto Care Acquisition occurred on January 2, 2019 and January 28, 2019, respectively, and those results are only included in the quarters post close. Per share data is computed independently for each of the periods presented. As a result, the sum of the amounts for the quarter may not equal the total for the year.

Fiscal 2020	First	Second	Third	Fourth
Net sales	$736.8	$587.0	$658.0	$763.0
Gross profit	301.3	235.6	263.2	281.8
Net earnings/(loss) from continuing operations	45.8	13.7	29.0	(41.7)
Net earnings/(loss) per common share - continuing operations:
Basic	$0.60	$0.14	$0.37	$(0.67)
Diluted	$0.60	$0.14	$0.37	$(0.67)
Items decreasing/(increasing) net earnings:
Acquisition and integration costs (pre-tax)	19.3	16.9	11.4	20.4
Loss on extinguishment of debt (pre-tax)	4.2	—	—	90.7
One-time impact of the CARES Act benefit/(expense)	—	3.4	1.7	(3.3)

Fiscal 2019	First	Second	Third	Fourth
Net sales	$571.9	$556.4	$647.2	$719.0
Gross profit	275.5	194.2	246.3	287.8
Net earnings/(loss) from continuing operations	70.8	(62.3)	9.2	47.0
Net earnings/(loss) per common share - continuing operations:
Basic	$1.19	$(0.97)	$0.07	$0.62
Diluted	$1.16	$(0.97)	$0.07	$0.62
Items decreasing/(increasing) net earnings:
Acquisition and integration costs (pre-tax)	36.5	95.4	28.0	28.5
Settlement loss on Ireland pension plan termination (pre-tax)	—	—	—	3.7
One-time impact of the new U.S. Tax Legislation benefit/(expense)	1.5	—	(0.8)	(1.1)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
    The information required by this item, appearing under the Section captioned “Information About Our Executive Officers” in Item 4A, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Board of Directors - Information about Nominees" and "Corporate Governance,” is hereby incorporated by reference.
    The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our Proxy Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

Item 14. Principal Accountant Fees and Services.
    The information required by this item, which will be in our Proxy Statement under the caption “Audit Committee Matters,” is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2020, 2019, and 2018.
•Consolidated Balance Sheets -- at September 30, 2020 and 2019.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2020, 2019 and 2018.
•Consolidated Statements of Shareholders’ Equity/(Deficit) -- at September 30, 2020, 2019 and 2018.
•Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.
2.Financial Statement Schedules.

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits Required by Item 601 of Regulation S-K. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

Exhibit No.	Exhibit Description

2.1#†	Separation and Distribution Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.2#	Tax Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.3#†	Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

2.4#†	Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

2.5#†	Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018.)

2.6#†	Acquisition Agreement, dated May 29, 2019, between the Company and Varta Aktiengesellschaft (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 29, 2019).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2
Fourth Amended and Restated Bylaws of Energizer Holdings, Inc., as amended through and effective on November 16, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 16, 2020).

3.3	Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.1	Indenture, dated July 16, 2018, by and among Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 9, 2018).

4.2	Form of 6.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.3	Indenture, dated July 6, 2018, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.4	Form of 4.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed July 9, 2018).

4.5	Supplemental Indenture dated January 2, 2019, by and among Energizer Holdings, Inc. as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.6	Supplemental Indenture dated January 2, 2019, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee and Registrar, the Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 2, 2019).

4.7	Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.8	Indenture, dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.9	Form of 7.750% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.10	Supplemental Indenture dated January 28, 2019 to the Indenture dated January 28, 2019, by and among Energizer Holdings, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.11	Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and among Energizer Holdings, Inc., as successor by merger to Energizer Gamma Acquisition, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.12	Supplemental Indenture dated January 28, 2019 to the Indenture dated July 6, 2018, by and between Energizer Gamma Acquisition B.V., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed January 28, 2019).

4.13
Indenture, dated July 1, 2020, by and among Energizer Holdings, Inc, the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 1, 2020).

4.14	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.13).

4.15
Indenture, dated September 30, 2020, by and among Energizer Holdings, Inc, the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed October 1, 2020).

4.16	Form of 4.375% Senior Notes due 2029 (included in Exhibit 4.15).

4.17	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed November 19, 2019)

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.9@	Form of Change of Control Employment Agreement with certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.10@	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.13@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.14@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.15@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.16@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.17@	Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.18@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.19@	Form of Performance Restricted Stock Equivalent Award Agreement for 2018 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.20@	Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.21@	Form of Restricted Stock Equivalent Award Agreement for Directors under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.22@	Transitional Retirement Agreement, dated November 11, 2019, between Energizer Brands, LLC and Emily K. Boss (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 12, 2019).

10.23
Credit Agreement, dated as of December 17, 2018, by and among Energizer Holdings, Inc., each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 17, 2018).

10.24	Amendment No. 1 to Credit Agreement, dated as of June 10, 2019, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report filed August 7, 2019).

10.25	Shareholder Agreement dated January 28, 2019, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. and a joinder thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2019).

10.26
Incremental Term Loan Amendment and Refinancing Amendment No. 2, dated as of December 27, 2019, among the Company, the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed May 7, 2020).

10.27
Amendment No. 3 dated as of April 24, 2020, to the Credit Agreement dated as of December 17, 2018, as amended, among the Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed May 7, 2020).

10.28@
Retirement Transition Agreement, dated February 26, 2020, between Energizer Brands LLC and Gregory T. Kinder (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2020).

10.29@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

10.30*@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan.

10.31@
Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

10.32@
Form of Restricted Stock Unit Award Agreement for directors under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
*         Filed herewith.
#    The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.
@    Denotes a management contract or compensatory plan or arrangement.
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
Date: November 17, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Alan R. Hoskins
Alan R. Hoskins (principal executive officer)	Chief Executive Officer and Director
/s/ Timothy W. Gorman
Timothy W. Gorman (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ John J. Drabik
John J. Drabik (principal accounting officer)	Senior Vice President, Corporate Controller
/s/ Patrick J. Moore
Patrick J. Moore	Independent Chairman of the Board of Directors
/s/ Carlos Abrams-Rivera
Carlos Abrams-Rivera	Director
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Rebecca Frankiewicz
Rebecca Frankiewicz	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ Nneka Rimmer
Nneka Rimmer	Director
/s/ Robert V. Vitale
Robert V. Vitale	Director
Date: November 17, 2020