Form 10-Q
period 2020-12-31
ENERGIZER HOLDINGS, INC.
filed 2021-02-08
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 4, 2021: 68,366,976.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended December 31,
	2020	2019
Net sales	$848.6	$736.8
Cost of products sold	510.7	435.5
Gross profit	337.9	301.3
Selling, general and administrative expense	124.1	122.1
Advertising and sales promotion expense	49.6	46.8
Research and development expense	7.6	8.9
Amortization of intangible assets	15.5	13.8
Interest expense	47.3	46.8
Loss on extinguishment of debt	5.7	4.2
Other items, net	0.8	—
Earnings before income taxes	87.3	58.7
Income tax provision	20.2	12.9
Net earnings from continuing operations	67.1	45.8
Net earnings from discontinued operations, net of income tax expense of $7.5 for the quarter ended December 31, 2019	—	0.3
Net earnings	67.1	46.1
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings attributable to common shareholders	$63.1	$42.1

Basic net earnings per common share - continuing operations	$0.92	$0.60
Basic net earnings per common share - discontinued operations	—	0.01
Basic net earnings per common share	$0.92	$0.61

Diluted net earnings per common share - continuing operations	$0.91	$0.60
Diluted net earnings per common share - discontinued operations	—	—
Diluted net earnings per common share	$0.91	$0.60

Weighted average shares of common stock - Basic	68.5	69.1
Weighted average shares of common stock - Diluted	73.5	70.2

Statements of Comprehensive Income:
Net earnings	$67.1	$46.1
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	5.5	30.0
Pension activity, net of tax of $0.5 and $0.5, respectively.	(0.5)	(0.2)
Deferred loss on hedging activity, net of tax of ($0.9) and ($1.0), respectively.	(2.6)	(4.6)
Total comprehensive income	$69.5	$71.3
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2020	September 30, 2020
Current assets
Cash and cash equivalents	$305.6	$459.8
Restricted cash	—	790.0
Trade receivables, less allowance for doubtful accounts of $4.3 and $2.8, respectively	335.8	292.0
Inventories	522.5	511.3
Other current assets	176.1	157.8
Total current assets	1,340.0	2,210.9
Property, plant and equipment, net	367.2	352.1
Operating lease assets	120.7	121.9
Goodwill	1,056.2	1,016.0
Other intangible assets, net	1,918.2	1,909.0
Deferred tax asset	26.2	24.3
Other assets	100.6	94.1
Total assets	$4,929.1	$5,728.3

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.1	$841.3
Current portion of capital leases	2.3	1.7
Notes payable	5.5	3.8
Accounts payable	390.2	378.1
Current operating lease liabilities	14.7	14.8
Other current liabilities	361.0	408.7
Total current liabilities	777.8	1,648.4
Long-term debt	3,345.0	3,306.9
Operating lease liabilities	110.5	111.9
Deferred tax liability	151.1	140.4
Other liabilities	215.1	211.6
Total liabilities	4,599.5	5,419.2
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	841.6	859.2
Retained earnings	(25.0)	(66.2)
Treasury stock	(182.4)	(176.9)
Accumulated other comprehensive loss	(305.3)	(307.7)
Total shareholders' equity	329.6	309.1
Total liabilities and shareholders' equity	$4,929.1	$5,728.3

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2020	2019
Cash Flow from Operating Activities
Net earnings	$67.1	$46.1
Net earnings from discontinued operations	—	0.3
Net earnings from continuing operations	67.1	45.8
Non-cash integration and restructuring charges	1.9	4.4
Depreciation and amortization	29.8	27.6
Deferred income taxes	7.7	2.8
Share-based compensation expense	4.0	7.2
Loss on extinguishment of debt	5.7	4.2
Non-cash items included in income, net	5.6	3.1
Other, net	(0.7)	2.6
Changes in current assets and liabilities used in operations	(44.8)	35.8
Net cash from operating activities from continuing operations	76.3	133.5
Net cash used by operating activities from discontinued operations	—	(10.0)
Net cash from operating activities	76.3	123.5

Cash Flow from Investing Activities
Capital expenditures	(8.4)	(11.7)
Proceeds from sale of assets	—	1.5
Acquisitions, net of cash acquired	(66.4)	(3.6)
Net cash used by investing activities from continuing operations	(74.8)	(13.8)
Net cash used by investing activities from discontinued operations	—	(2.4)
Net cash used by investing activities	(74.8)	(16.2)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	550.0	365.0
Payments on debt with maturities greater than 90 days	(1,383.3)	(400.3)
Net increase/(decrease) in debt with original maturities of 90 days or less	1.2	(4.0)
Premiums paid on extinguishment of debt	(55.9)	—
Debt issuance costs	(12.5)	(0.9)
Dividends paid on mandatory convertible preferred stock	(4.0)	(4.0)
Dividends paid on common stock	(22.7)	(22.7)
Common stock purchased	(21.3)	—
Taxes paid for withheld share-based payments	(6.7)	(9.4)
Net cash used by financing activities from continuing operations	(955.2)	(76.3)
Net cash used by financing activities from discontinued operations	—	(1.1)
Net cash used by financing activities	(955.2)	(77.4)

Effect of exchange rate changes on cash	9.5	5.1

Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(944.2)	48.5
Net decrease in cash, cash equivalents, and restricted cash from discontinued operations	—	(13.5)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(944.2)	35.0
Cash, cash equivalents, and restricted cash, beginning of period	1,249.8	258.5
Cash, cash equivalents, and restricted cash, end of period	$305.6	$293.5

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings from continuing operations	—	—	—	—	—	67.1	—	—	67.1
Share based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	45.8	—	—	45.8
Net earnings from discontinued operations	—	—	—	—	—	0.3	—	—	0.3
Share based payments	—	—	—	—	7.2	—	—	—	7.2
Activity under stock plans	—	374	—	—	(24.9)	(1.1)	—	16.6	(9.4)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	25.2	—	25.2
December 31, 2019	2,156	69,276	$—	$0.7	$852.6	$149.1	$(273.1)	$(141.8)	$587.5

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

Batteries and lights are sold under the Energizer®, Eveready®, Rayovac® and Varta® brand names following the 2019 acquisition of Spectrum Holdings, Inc.'s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

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

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2020 included in the Annual Report on Form 10-K dated November 17, 2020.

The operations of the Divestment Business for the three months ended December 31, 2019 have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Consolidated (Condensed) Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the discontinued operations.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2020 and 2019:

	For the Quarter Ended December 31,
Net Sales	2020	2019
Batteries	$706.1	$621.9
Auto Care	101.8	78.7
Lights, Licensing and Other	40.7	36.2
Total Net Sales	$848.6	$736.8

	For the Quarter Ended December 31,
	2020	2019
Net Sales
North America	$516.9	$453.7
Latin America	69.7	60.8
Americas	586.6	514.5
Modern Markets	174.6	142.8
Developing Markets	56.9	51.2
Distributors Markets	30.5	28.3
International	262.0	222.3
Total Net Sales	$848.6	$736.8

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020 the acquisition was completed for a cash purchase price of $51.2, subject to post-closing working capital adjustments. The product formulations are both sold to customers directly and licensed to manufacturers. This acquisition will bring significant innovation capabilities in formulations to our organization.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The preliminary fair value of proprietary technology acquired and customer relationships were determined by applying the multi-period excess earnings method under the income approach.

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Trade receivables	$1.8
Inventories	0.1
Goodwill	29.2
Other intangible assets, net	20.5
Operating lease assets	0.5
Accounts payable	(0.2)
Current operating lease liabilities	(0.2)
Other current liabilities	(0.2)
Operating lease liabilities	(0.3)
Net assets acquired	$51.2

The table below identifies the initial estimate for purchased intangible assets of $20.5:

	Total	Weighted Average Useful Lives
Proprietary technology	$19.5	7
Customer relationships	1.0	15
Total Other intangible assets, net	$20.5

The Company will continue to review its allocation of fair value to assets acquired and liabilities assumed for this acquisition, including income tax considerations. The goodwill acquired in this acquisition is attributable to the value the Company expects to achieve from the significant innovation capabilities in formulations that the acquired company will bring to our organization, as well as the workforce acquired. The goodwill has been allocated to the Americas segment. The goodwill is deductible for tax purposes.

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. There have been no amounts recognized under the agreements at December 31, 2020.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment subsequent to December 31, 2020. The acquisition of the FDK Indonesia facility increases the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

The FDK Indonesia Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The fair value of the Property, plant and equipment were estimated using the cost approach. After determining the fair value of the real property acquired, allocation of purchase price for the acquisition resulted in no intangible assets or goodwill.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table outlines the purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$1.7
Trade receivables	4.3
Inventories	8.3
Other current assets	0.6
Property, plant and equipment, net	19.6
Other assets	0.7
Accounts payable	(10.0)
Other current liabilities	(1.2)
Other liabilities	(6.4)
Net assets acquired	$17.6

The Company will continue to review its allocation of fair value to assets acquired and liabilities assumed for this acquisition, including income tax considerations.

Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (“CAE”) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement has potential earnout payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During the first quarter of fiscal 2021, the Company determined that it is likely the full earnout payment will be met over the next three years and increased the purchase price to $9.9. The Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $8.0, which will be amortized over the three-year lives of the vendor agreements.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition, FDK Indonesia Acquisition and CAE acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2021 and 2020 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and Spectrum Battery and Auto Care Acquisitions which occurred in fiscal year 2019.

The Company incurred pre-tax acquisition and integration costs of $18.3 for the quarter ended December 31, 2020, and $19.3 for the quarter ended December 31, 2019.

Pre-tax costs recorded in Costs of products sold were $7.7 for the quarter ended December 31, 2020 and $6.9 for the quarter ended December 31, 2019, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $10.4 for the quarter ended December 31, 2020 and primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $11.1 for the quarter ended December 31, 2019 and primarily related to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

For the quarters ended December 31, 2020 and 2019, the Company recorded $0.1 and $0.4, respectively, of acquisition and integration related costs in research and development.

Included in Other items, net were pre-tax expenses of $0.1 and $0.9 for the quarters ended December 31, 2020 and December 31, 2019, respectively. Other items, net for the quarter ended December 31, 2019 included a $2.2 loss

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on sale of assets and $0.3 of transition services income.

(4) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

For the Quarter Ended
December 31, 2019
Net sales	$115.8
Cost of products sold	88.2
Gross profit	27.6
Selling, general and administrative expense	17.4
Advertising and sales promotion expense	0.3
Research and development expense	0.8
Interest expense	5.2
Other items, net	(3.9)
Earnings before income taxes	7.8
Income tax expense	7.5
Net earnings from discontinued operations	$0.3

Included in the Net loss from discontinued operations for the quarter ended December 31, 2019 are divestment related pre-tax costs of $1.1 and allocated pre-tax interest expense of $5.0.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be completed by December 31, 2021. For this program we expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of up to approximately $27 through the end of calendar 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion expected by the beginning of fiscal year 2022. The expected remaining costs associated with this project are approximately $4 to $7.

The pre-tax expense for charges related to the restructuring plans for the quarters ended December 31, 2020 and 2019 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended December 31, 2020	For the Quarter Ended December 31, 2019
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.1	$0.9
Accelerated depreciation & asset write-offs	1.4	3.4
Other exit costs(1)	5.1	2.0
2019 Restructuring Total	$6.6	$6.3
2020 Restructuring Program
Costs of products sold
Other restructuring related costs(2)	$0.8	$—
Selling, general and administrate expense
Severance and related benefit costs	0.3	—
Other restructuring related costs(2)	2.9	—
2020 Restructuring Total	$4.0	$—
Total restructuring related expense	$10.6	$6.3
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

The restructuring costs noted above for the quarter ended December 31, 2020, were incurred within the Americas and International segments in the amount of $9.2 and $1.4, respectively. The restructuring costs for the quarter ended December 31, 2019 were incurred within the Americas and International segments in the amount of $5.9 and $0.4, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the 2019 restructuring program for the quarter ended December 31, 2020:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	December 31, 2020 (1)
Severance & termination related costs	$5.3	$0.1	$3.4	$—	$2.0
Accelerated depreciation & asset write-offs	—	1.4	—	1.4	—
Other exit costs	2.9	5.1	5.3	—	2.7
Total	$8.2	$6.6	$8.7	$1.4	$4.7
(1) At December 31, 2020, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $4.7.

The following table summarizes the activity related to the 2020 restructuring program for the quarter ended December 31, 2020:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	December 31, 2020 (1)
Severance & termination related costs	$0.4	$0.3	$—	$—	$0.7
Other restructuring related costs	0.8	3.7	3.3	—	$1.2
Total	$1.2	$4.0	$3.3	$—	$1.9
(1) At December 31, 2020, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $1.9.

The following table summarizes the activity related to the 2019 restructuring program for the quarter ended December 31, 2019:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	December 31, 2019
Severance & termination related costs	$9.8	$0.9	$—	$—	$10.7
Accelerated depreciation & asset write-offs	—	3.4	—	3.4	—
Other exit costs	—	2.0	1.3	—	0.7
Total	$9.8	$6.3	$1.3	$3.4	$11.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $4.0 and $7.2 for the quarters ended December 31, 2020 and 2019, respectively, and was recorded in SG&A expense.

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

In November 2017, the Company granted RSE awards to a group of key employees of approximately 100,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $44.20.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2020 and 2019:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(in millions, except per share data)	For the Three Months Ended December 31,
Basic earnings per share	2020	2019
Net earnings from continuing operations	$67.1	$45.8
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings from continuing operations attributable to common shareholders	63.1	41.8
Net earnings from discontinued operations, net of tax	—	0.3
Net earnings attributable to common shareholders	$63.1	$42.1

Weighted average common shares outstanding - Basic	68.5	69.1

Basic net earnings per common share from continuing operations	$0.92	$0.60
Basic net earnings per common share from discontinued operations	—	0.01
Basic net earnings per common share	$0.92	$0.61

Diluted earnings per share
Weighted average common shares outstanding - Basic	68.5	69.1

Dilutive effect of restricted stock equivalents	0.1	0.2
Dilutive effect of performance shares	0.1	0.7
Dilutive effect of stock based deferred compensation plan	0.1	0.2
Dilutive effect of MCPS	4.7	—
Weighted average common shares outstanding - Diluted	73.5	70.2

Diluted net earnings per common share from continuing operations	$0.91	$0.60
Diluted net earnings per common share from discontinued operations	—	—
Diluted net earnings per common share	$0.91	$0.60

For the quarters ended December 31, 2020 and 2019, 0.5 million and 0.1 million restricted stock equivalents, respectively, were anti-dilutive and not included in the diluted net earnings per share calculation.

Performance based restricted stock equivalents of 1.5 million and 0.9 million were excluded for the quarters ended December 31, 2020 and 2019, respectively, as they were anti-dilutive or the performance targets for those shares have not been achieved as of the end of the applicable period.

For the quarter ended December 31, 2020, the diluted net earnings per common share is assuming the conversion of the mandatory convertible preferred stock to 4.7 million of common stock, and excluding the mandatory preferred stock dividends from net earnings. For the quarter ended December 31, 2019, the conversion is considered not dilutive and the mandatory preferred stock dividends are included in the dilution calculation.

(8) Segments

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters ended December 31, 2020 and 2019, respectively, are presented below:

	For the Quarter Ended December 31,
	2020	2019
Net Sales
Americas	$586.6	$514.5
International	262.0	222.3
Total net sales	$848.6	$736.8
Segment Profit
Americas	$155.9	$129.2
International	59.8	52.2
Total segment profit	$215.7	$181.4

General corporate and other expenses (1)	(24.0)	(24.9)
Global marketing expense (2)	(9.4)	(6.1)
Research and development expense - Adjusted (3)	(7.5)	(8.5)
Amortization of intangible assets	(15.5)	(13.8)
Acquisition and integration costs (4)	(18.3)	(19.3)
Interest expense	(47.3)	(46.8)
Loss on extinguishment of debt	(5.7)	(4.2)
Other items, net - Adjusted (5)	(0.7)	0.9
Total earnings before income taxes	$87.3	$58.7
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarters ended December 31, 2020 and 2019 includes $4.9 and $2.9 recorded in SG&A, respectively, and $4.5 and $3.2 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarters ended December 31, 2020 and 2019 includes $0.1 and $0.4, respectively, of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended December 31,
	2020	2019
Cost of products sold	$7.7	$6.9
Selling, general and administrative expense	10.4	11.1
Research and development expense	0.1	0.4
Other items, net	0.1	0.9
Total acquisition and integration costs	$18.3	$19.3
(5)    Other items, net for the quarters ended December 31, 2020 and 2019 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related costs of $0.1 and $0.9, respectively, which has been reclassified for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. In addition, the Restricted cash held at September 30, 2020 are assets outside of the operating segments.

Total Assets	December 31, 2020	September 30, 2020
Americas	$1,124.2	$1,238.0
International	713.5	668.5
Total segment assets	$1,837.7	$1,906.5
Corporate	117.0	106.8
Restricted cash	—	790.0
Goodwill and other intangible assets	2,974.4	2,925.0
Total assets	$4,929.1	$5,728.3

(9) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2020 and December 31, 2020:

	Americas	International	Total
Balance at October 1, 2020	$865.8	$150.2	$1,016.0
Formulations Acquisition	29.2	—	29.2
Cumulative translation adjustment	0.1	10.9	11.0
Balance at December 31, 2020	$895.1	$161.1	$1,056.2

Energizer had indefinite-lived intangible assets of $1,366.6 at December 31, 2020 and $1,365.4 at September 30, 2020. The difference between the periods is driven by currency adjustments.

Total intangible assets at December 31, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(14.8)	$44.9
Customer relationships	395.2	(67.4)	327.8
Patents	34.5	(11.4)	23.1
Proprietary technology	172.5	(43.1)	129.4
Proprietary formulas	21.9	(0.8)	21.1
Non-compete	0.5	(0.5)	—
Vendor relationships	8.0	(2.7)	5.3
Total Amortizable intangible assets	692.3	(140.7)	551.6
Trademarks and trade names - indefinite lived	1,366.6	—	1,366.6
Total Other intangible assets, net	$2,058.9	$(140.7)	$1,918.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at September 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(13.9)	$45.8
Customer relationships	394.2	(60.8)	333.4
Patents	34.5	(10.8)	23.7
Proprietary technology	172.5	(37.6)	134.9
Proprietary formulas	2.4	(0.5)	1.9
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.0	(1.2)	3.8
Total Amortizable intangible assets	668.8	(125.2)	543.6
Trademarks and trade names - indefinite lived	1,365.4	—	1,365.4
Total Other intangible assets, net	$2,034.2	$(125.2)	$1,909.0

(10) Debt

The detail of long-term debt was as follows:

	December 31, 2020	September 30, 2020
Senior Secured Term Loan A Facility Due 2022	$—	$319.4
Senior Secured Term Loan B Facility due 2025	—	313.5
Senior Secured Term Loan Facility due 2027	550.0	—
6.375% Senior Notes due 2026	—	750.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	794.0	761.9
7.750% Senior Notes due 2027	600.0	600.0
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
Capital lease obligations	46.2	45.8
Total long-term debt, including current maturities	3,390.2	4,190.6
Less current portion	(6.4)	(843.0)
Less unamortized debt premium and debt issuance fees	(38.8)	(40.7)
Total long-term debt	$3,345.0	$3,306.9

Long-term debt - On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). On October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 Senior Notes due in 2026 at 6.375%. The Company paid a redemption premium of $55.9 in the first fiscal quarter related to this redemption.

On December 22, 2020, the Company entered in a Credit Agreement which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first quarter. The 2020 Revolving Facility replaces the previously outstanding 2018 Revolving Facility.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $1.4. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR or Base Rate (as defined) plus the applicable margin. The new credit agreement also contains customary affirmative and restrictive covenants. Debt issuances fees paid associated with the credit agreement were $12.5.

Subsequent to the quarter, on January 7, 2021, the Company amended the Credit Agreement and borrowed an incremental $650.0 on the Term Loan. The incremental Term Loan has the same interest rate, maturity date and quarterly principal payment rate of the existing term loan. The Company utilized the proceeds to fund the redemption of the Company’s outstanding $600.0 7.750% Senior Notes due 2027 (2027 Notes) at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 subsequent to the quarter. The Company will also write off deferred financings fees associated with the 2027 Notes resulting in a total loss on extinguishment to be recognized in the second fiscal quarter of approximately $75.0.

As of December 31, 2020, the Company had no outstanding borrowing under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $392.3 remained available as of December 31, 2020. As of December 31, 2020 and September 30, 2020, our weighted average interest rate on short-term borrowings was 4.6% and 6.7%, respectively.

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

In conjunction with the term loan refinance in December 2020, the Company terminated both of these interest rate swaps and entered into a new interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. Subsequent to the quarter, the notional value increased to $700.0 on January 22, 2021, and will stay at that value through December 22, 2024. The notional value will then decrease by $100.0 each year until its termination date on December 22, 2027.

Refer to Note 13, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes payable - The notes payable balance was $5.5 at December 31, 2020 and $3.8 at September 30, 2020. The December 31, 2020 and September 30, 2020 balances were comprised of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2020, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long term debt as of December 31, 2020 are as follows:

Long-term debt
One year	$4.1
Two year	5.5
Three year	5.5
Four year	5.5
Five year	5.5

Thereafter	3,317.9
Total long-term debt payments due	$3,344.0

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2014.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended December 31,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.2	4.0	0.4	0.3
Expected return on plan assets	(5.5)	(6.1)	(0.8)	(0.6)
Amortization of unrecognized net losses	1.8	1.6	0.4	0.3
Net periodic (benefit)/cost	$(0.5)	$(0.5)	$0.2	$0.2

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

(12) Shareholders' Equity

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. During the quarter ended December 31, 2020, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization. There were no share repurchases during the first quarter of fiscal 2020. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 12, 2020, the Board of Directors declared a cash dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020, to all shareholders of record as of the close of business on November 30, 2020.

During the quarters ended December 31, 2020 and 2019, total dividends declared were $21.0 and $21.4, respectively. The payments made of $22.7 and $22.7 during the quarters ended December 31, 2020 and 2019, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. The total payment made was $4.0. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2021, which was paid on January 15, 2021. This dividend was accrued as of December 31, 2020 and was paid on January 15, 2021 and totaled $4.0.

Subsequent to the end of the fiscal quarter, on February 1, 2021, the Board of Directors declared a cash dividend for the second quarter of 2021 of $0.30 per share of common stock, payable on March 11, 2021, to all shareholders of record as of the close of business February 19, 2021.

Subsequent to the end of the fiscal quarter, on February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on April 15, 2021, to all shareholders of record as of the close of business on April 1, 2021.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2020 and September 30, 2020, as well as the Company's objectives and strategies for holding these derivative instruments.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2020, Energizer had variable rate debt outstanding with a principal balance of $550.0 under the 2020 Term Loan and the 2020 Revolving Facility.

In March 2017, the Company entered into an interest rate swap agreement (2017 Interest rate swap) that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

In February 2018, the Company entered into a forward starting interest rate swap (2018 Interest rate swap) with an effective date of October 1, 2018, that fixed the variable benchmark component (LIBOR) on additional variable rate debt of $400.0 at an interest rate of 2.47%. Beginning April 1, 2019, the notional amount decreased $50.0 each quarter until its termination date of December 31, 2020.

In December 2020, the Company terminated both of these swap arrangements. In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. Subsequent to the quarter, the notional value increases to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will then decrease by $100.0 each year until its termination date on December 22, 2027.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2020 and September 30, 2020, Energizer had an unrealized pre-tax loss of $10.2 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2020 levels, over the next 12 months, $9.8 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022. There were 64 open foreign currency contracts at December 31, 2020, with a total notional value of approximately $162.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2022. There were 16 open contracts at December 31, 2020, with a total notional value of approximately $35. The pre-tax gain recognized on the zinc contracts was $9.7 and $4.4 at December 31, 2020 and September 30, 2020, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

The 2017 Interest rate swap was terminated early in December 2020 and resulted in a $5.6 loss, which was recorded in accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet. This loss will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022, the original ending date of the 2017 Interest rate swap. The 2018 Interest rate swap was terminated in December 2020, which is consistent with the end of the original swap agreement.

At December 31, 2020, Energizer recorded an unrealized pre-tax net loss of $5.3 on the 2020 Interest rate swap agreement, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were seven open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2020, with a total notional value of approximately $59.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of December 31, 2020 and September 30, 2020, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters ended December 31, 2020 and 2019, respectively:

	At December 31, 2020	For the Quarter Ended December 31, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(10.2)	$(7.9)	$(2.6)
Interest rate swaps contracts	(5.3)	(4.8)	(1.3)
Zinc contracts	9.7	4.5	(0.8)
Total	$(5.8)	$(8.2)	$(4.7)

	At September 30, 2020	For the Quarter Ended December 31, 2019
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(4.9)	$(4.0)	$1.9
Interest rate swaps contracts	(7.3)	0.5	(0.5)
Zinc contracts	4.4	(1.0)	(0.3)
Total	$(7.8)	$(4.5)	$1.1
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

The following table provides estimated fair values as of December 31, 2020 and September 30, 2020 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters ended December 31, 2020 and 2019, respectively:

	At December 31, 2020	For the Quarter Ended December 31, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$(0.5)	$(0.9)

	At September 30, 2020	For the Quarter Ended December 31, 2019
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.2)	$(0.9)
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

Offsetting of derivative assets
		At December 31, 2020			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.7	$—	$0.7	$0.8	$(0.4)	$0.4

Offsetting of derivative liabilities
		At December 31, 2020			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(11.4)	$—	$(11.4)	$(6.0)	$0.5	$(5.5)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2020 and September 30, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2020	September 30, 2020
Deferred compensation	$(26.9)	$(26.8)
Derivatives - Foreign Currency contracts	(10.2)	(4.9)
Derivatives - Foreign Currency contracts (non-hedge)	(0.5)	(0.2)
Derivatives - Interest Rate Swap contracts	(5.3)	(7.3)
Derivatives - Zinc contracts	9.7	4.4
Net Liabilities at estimated fair value	$(33.2)	$(34.8)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2020 and at September 30, 2020.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At December 31, 2020, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2020, the fair market value of fixed rate long-term debt was $2,956.9 compared to its carrying value of $2,794.0, and at September 30, 2020 the fair market value of fixed rate long-term debt was $2,858.3 compared to its carrying value of $2,761.9. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(14) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)
OCI before reclassifications	5.5	(2.2)	3.4	(5.9)	(3.7)	(2.9)
Reclassifications to earnings	—	1.7	0.6	2.0	1.0	5.3
Balance at December 31, 2020	$(131.9)	$(164.0)	$7.4	$(8.0)	$(8.8)	$(305.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended December 31,
	2020	2019
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$2.6	$(1.9)	Cost of products sold
Interest rate contracts	1.3	0.5	Interest expense
Zinc contracts	0.8	0.3	Cost of products sold
	4.7	(1.1)	Loss / (earnings) before income taxes
	(1.1)	0.2	Income tax (benefit)/expense
	$3.6	$(0.9)	Net loss / (earnings)
Amortization of defined benefit pension items
Actuarial loss	2.2	1.9	(2)
	(0.5)	(0.5)	Income tax benefit
	$1.7	$1.4	Net loss
Total reclassifications to earnings	$5.3	$0.5	Net loss / (earnings)
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 11, Pension Plans, for further details).

(15) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarter Ended December 31,
	2020	2019
Other items, net
Interest income	$(0.1)	$(0.1)
Foreign currency exchange loss/(gain)	1.3	(0.4)
Pension benefit other than service costs	(0.5)	(0.5)
Acquisition foreign currency loss	—	2.2
Transition services agreement income	—	(0.3)
Other	0.1	(0.9)
Total Other items, net	$0.8	$—

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2020	September 30, 2020
Inventories
Raw materials and supplies	$101.2	$85.2
Work in process	151.8	148.7
Finished products	269.5	277.4
Total inventories	$522.5	$511.3
Other Current Assets
Miscellaneous receivables	$21.2	$15.8
Due from Spectrum	14.2	30.6
Prepaid expenses	86.7	76.5
Value added tax collectible from customers	34.1	20.4
Other	19.9	14.5
Total other current assets	$176.1	$157.8
Property, Plant and Equipment
Land	$15.8	$8.9
Buildings	125.6	121.9
Machinery and equipment	842.2	821.4
Capital leases	52.9	51.4
Construction in progress	40.3	39.3
Total gross property	1,076.8	1,042.9
Accumulated depreciation	(709.6)	(690.8)
Total property, plant and equipment, net	$367.2	$352.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$22.3	$12.1
Accrued trade allowances	59.6	45.4
Accrued salaries, vacations and incentive compensation	38.1	68.1
Accrued interest expense	49.0	36.9
Accrued redemption premium	—	55.9
Restructuring reserve	6.6	9.4
Income taxes payable	36.1	30.2
Other	149.3	150.7
Total other current liabilities	$361.0	$408.7
Other Liabilities
Pensions and other retirement benefits	$90.9	$89.9
Deferred compensation	26.9	26.8
Mandatory transition tax	16.7	16.7
Other non-current liabilities	80.6	78.2
Total other liabilities	$215.1	$211.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(16) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included Energizer stock consideration of 5.3 million shares. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum has the right to sell such shares on or after January 28, 2020, including through one or more registered secondary offerings. Upon Spectrum’s written request that is not withdrawn, Energizer is obligated to use commercially reasonable efforts to file a shelf registration statement covering the resale by Spectrum of its Energizer common stock. As of December 31, 2020, Spectrum owns 0.3 million shares, or 0.4% of the Company's outstanding common shares.

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

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of December 31, 2020, the Company has exited all TSA and reverse TSA and had very limited activity under these agreements during the three months ended December 31, 2020.

For the quarter ended December 31, 2019, the Company incurred expenses of $4.4 in SG&A and $0.2 in Cost of products sold. The Company also recorded income of $0.3 in Other items, net related to the reverse transaction services agreements provided for the quarter ended December 31, 2019

Related to these agreements, the Company had a payable to Spectrum of $1.6 in Other current liabilities at September 30, 2020. In addition, the Company had receivables from Spectrum of $14.2 and $30.6 in Other current assets as of December 31, 2020 and September 30, 2020, respectively, and a receivable from Spectrum in Other assets of $18.4 as of December 31, 2020 and September 30, 2020. The asset balances from Spectrum were primarily related to the tax indemnifications due from Spectrum under the initial purchase agreements, as well as activity related to the TSA.

During the quarters ended December 31, 2020 and 2019, the Company paid $0.6 and $0.6, respectively, to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

The Company entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition, that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $2.4 and $4.8 for the quarters ended December 31, 2020 and 2019, respectively. The Company recorded $1.3 and $2.7 in Accounts payable at December 31, 2020 and September 30, 2020, respectively, related to these purchases.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2020, the Company had approximately $15.5 of purchase obligations under these contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is meant to provide investors with information management believes is helpful in reviewing Energizer’s historical-basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should read the following MD&A in conjunction with the Consolidated (Condensed) Financial Statements (unaudited) and corresponding notes included herein.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•global economic and financial market conditions, including those resulting from the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets where we compete;
•competition in our product categories;
•changes in the retail environment and consumer preferences;
•demand, supply and operational challenges resulting from the COVID-19 pandemic;
•loss or impairment of our reputation or failure of our marketing plans;
•loss of any of our principal customers;
•our ability to meet our growth targets based on our product, marketing and operations innovation and our responses to competitive innovation and changing consumer habits;
•risks related to our international operations, including currency fluctuations and the impact of the United Kingdom’s exit from the European Union;
•our ability to protect our intellectual property rights;
•risks resulting from our reliance on certain significant suppliers, including interruptions in supply;
•the availability of raw materials and our ability to forecast customer demand and to manage production capacity;
•changes in production costs, including raw materials prices;
•disruption of our manufacturing facilities, supply channels or other business operations or those of our suppliers from events beyond our control;
•our ability to generate anticipated cost savings, successfully implement our strategies and efficiently manage our supply chain and manufacturing processes;
•the seasonality of sales and the impact of adverse weather during peak selling seasons for certain of our products;
•risks related to the performance of our key information technology systems;
•our operations’ dependence on information technology systems that are subject to data privacy regulations and are potential targets of cyberattack;
•the impact of significant debt obligations on our business and our ability to meet those obligations;
•potential losses or increased funding and expenses related to our pension plans;
•the accuracy of our estimates and assumptions on which our financial projections are based;
•our ability to successfully complete strategic acquisitions, divestitures or joint ventures and integrate acquired businesses;

•our ability to realize the anticipated benefits of the 2019 acquisitions of the global auto care and battery, lighting and power businesses from Spectrum Brands and the availability of sufficient indemnification for liabilities with respect to the acquisitions;
•our exposure to claims of product liability, labeling claims, commercial claims and other legal claims, and their impact on our results of operations and financial condition and any resulting product recalls or withdrawals;
•the impact on our business of increasing and changing regulation in the U.S. and abroad, including environmental laws, customs and tariff determinations, and tax laws, policies and regulations, and the uncertainty and cost of future compliance and consequences of noncompliance with applicable laws; and
•increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on sustainability issues, including those related to climate change.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 17, 2020.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items and the loss on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, Amortization expense, Interest expense, Loss on extinguishment of debt, Other items, net and charges related to Acquisition and integration have all been excluded from segment profit.

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration and the loss on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed two acquisitions in the first fiscal quarter of 2021, a battery plant in Indonesia on October 1, 2020 and a formulation company in the United States on December 1, 2020. These adjustments include the impact of the acquisitions' ongoing operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs associated with any acquisition.
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

Our core batteries and auto care businesses performed strongly in the first fiscal quarter of 2021. This was partially due to increased replenishment volumes, primarily in North America, driven by elevated demand and category growth due to COVID-19. In addition, internationally, there was a spike in demand at the end of the first fiscal quarter 2021 prior to increased country lockdowns due to COVID-19. Although our demand and sales have seen growth from the pandemic this quarter, the Company has also experienced incremental costs unfavorably impacting our gross margin by $11.7 during the first fiscal quarter. These costs were partially offset by a reduction in SG&A travel expenses compared to our prior fiscal year of $2.2, for a net COVID-19 impact of $9.5, or approximately $0.10 per share for the quarter.

While the full impact of COVID-19 remains uncertain, we have multiple options to further mitigate the impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, including the administration of approved vaccines, disruption to our global supply chain, and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our knowledge or control.

Fiscal Year 2021 Acquisitions

During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility. On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment subsequent to December 31, 2020. The acquisition of the FDK Indonesia facility increases the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

On December 1, 2020 the Company acquired a North Carolina-based company that specializes in developing formulations for cleaning tasks. Their products are both sold to customers directly and licensed to manufacturers. This acquisition will bring significant innovation capabilities in formulations to our organization. The purchase price and total cash paid for the acquisition was $51.2, subject to post-closing working capital adjustments.

For the quarter ended December 31, 2020, the incremental revenues and segment profit from these acquisitions was $9.6 and $1.3, respectively.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs of $18.3 and $19.3 in the quarters ended December 31, 2020 and 2019, respectively, related to the fiscal year 2021 Acquisitions as well as the 2019 battery and auto care acquisitions from Spectrum Holdings, Inc (Battery Acquisition and Auto Care Acquisition).

Pre-tax costs recorded in Costs of products sold were $7.7 for the quarter ended December 31, 2020 and $6.9 for the quarter ended December 31, 2019, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $10.4 for the quarter ended December 31, 2020 and primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $11.1 for the quarter ended December 31, 2019 and primarily related to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

For the quarters ended December 31, 2020 and 2019, the Company recorded $0.1 and $0.4, respectively, of acquisition and integration related costs in research and development.

Included in Other items, net were pre-tax expenses of $0.1 and $0.9 for the quarters ended December 31, 2020 and December 31, 2019, respectively. Other items, net for the quarter ended December 31, 2019 included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on sale of assets and $0.3 of transition services income.

Restructuring Costs

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be completed by December 31, 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion expected by the beginning of fiscal year 2022.

The total pre-tax expense related to these restructuring plans for the quarters ended December 31, 2020 and 2019 were $10.6 and $6.3, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. The restructuring costs for the quarter ended December 31, 2020 were included within the Americas and International segments in the amount of $9.2 and $1.4, respectively. The restructuring costs for the quarter ended December 31, 2019 were incurred within the Americas and International segments in the amount of $5.9 and $0.4, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $47.8. We expect to incur additional severance and related benefit costs and other exit-related costs associated with this program of up to $27 through the end of calendar 2021.Total pre-tax charges relating to the 2020 restructuring program since inception are $5.2. We expect to incur a total of approximately $4 to $7 for this program through the end of fiscal year 2021.

During the quarter ended December 31, 2020, we realized approximately $4 of savings from the 2019 restructuring program, resulting in approximately $14 of savings realized from the 2019 restructuring program since inception. There have been no savings realized for the 2020 restructuring program as of December 31, 2020. Total cost savings by the end of fiscal 2022 are expected to be approximately $67 to $75 annually for both programs primarily within Costs of products sold.

Refer to Note 5 for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings from continuing operations of $67.1, or $0.91 per diluted common share, compared to $45.8, or $0.60 per diluted common share, in the prior year first fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $1.17 for the first fiscal quarter as compared to $0.85 in the prior year quarter, an increase of 37.6%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs and the loss on extinguishment of debt as described in the tables below. The impact of these items are provided below as a reconciliation of Net earnings from continuing operations and Diluted net earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarter Ended December 31,
	2020	2019
Net earnings attributable to common shareholders	$63.1	$42.1
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings	67.1	46.1
Net earnings from discontinued operations	—	0.3
Net earnings from continuing operations	$67.1	$45.8
Pre-tax adjustments
Acquisition and integration (1)	18.3	19.3
Loss on extinguishment of debt	5.7	4.2
Total adjustments, pre-tax	24.0	23.5
After tax adjustments
Acquisition and integration	14.4	14.7
Loss on extinguishment of debt	4.7	3.2
Total adjustments, after tax	19.1	17.9
Adjusted net earnings from continuing operations (2)	$86.2	$63.7
Mandatory preferred stock dividends (3)	(4.0)	(4.0)
Adjusted net earnings from continuing operations attributable to common shareholders	$82.2	$59.7

Diluted net earnings per common share - continuing operations (3)	$0.91	$0.60
Adjustments (per common share)
Acquisition and integration	0.20	0.21
Loss on extinguishment of debt	0.06	0.04
Adjusted diluted net earnings per diluted common share - continuing operations (3)	$1.17	$0.85
Weighted average shares of common stock - Diluted (3)	73.5	70.2

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended December 31,
	2020	2019
Cost of products sold	$7.7	$6.9
SG&A	10.4	11.1
Research and development	0.1	0.4
Other items, net	0.1	0.9
Acquisition and integration related items	$18.3	$19.3

(2) The effective tax rate for the quarters ended December 31, 2020 and 2019 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 22.6% and 22.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(3) For the quarter ended December 31, 2020, the diluted net earnings per common share is assuming the conversion of the mandatory convertible preferred stock to 4.7 million of common stock, and excluding the mandatory preferred stock dividends from net earnings. For the quarter ended December 31, 2019, the conversion is not dilutive and the mandatory preferred stock dividends are included in the dilution calculation.

Highlights

Total Net sales (In millions - Unaudited)	For the Quarter Ended December 31, 2020
	$ Change	% Chg
Net sales - prior year	$736.8
Organic	93.3	12.7%
Impact of FY 2021 Acquisitions	9.6	1.3%
Change in Argentina	2.8	0.4%
Impact of currency	6.1	0.8%
Net Sales - current year	$848.6	15.2%
See non-GAAP measure disclosures above.

Net sales were $848.6 for the first quarter of 2021, an increase of $111.8 as compared to the prior year quarter driven by the following items:

•Organic Net sales increased 12.7%, or $93.3, in the first fiscal quarter due to the following items:

◦New distribution, primarily in North America, contributed 5.5%;

◦Increased year-over-year replenishment volumes, primarily in North America, contributed 4%, driven by elevated demand in both battery and auto;

◦Timing of activity between quarters contributed to the increase as we lapped the prior year shifting of holiday orders from the first quarter of fiscal 2020 into the fourth quarter of fiscal 2019. In addition, we experienced an acceleration of orders at the end of the current quarter driven by the timing of Brexit shipments and increased country lockdowns. These activities contributed 2.2%; and

◦Favorable pricing added 1% to the increase.

•Two acquisitions completed in the first fiscal quarter of fiscal 2021 also contributed $9.6, or 1.3% of growth.

•Favorable movement in foreign currencies resulted in increased sales of $6.1, or 0.8%.

Gross margin percentage on a reported basis for the first fiscal quarter of 2021 was 39.8%, compared to 40.9% in the prior year. Excluding $7.7 of integration costs in the current quarter, adjusted gross margin was 40.7%, compared to 41.8% in the prior year, excluding acquisition and integration costs of $6.9 in the prior year, a decrease of 110 basis points.

	Reported	Adjusted
Gross Margin - FY'20	40.9%	41.8%
Incremental COVID-19 costs	(1.3)%	(1.3)%
Mix and product cost impacts	(1.5)%	(1.5)%
Lower margin rate profile of the FY 21 acquired businesses	(0.4)%	(0.4)%
Synergy realization	1.8%	1.8%
Currency impact	0.3%	0.3%
Gross Margin - FY'21	39.8%	40.7%
Direct incremental COVID-19 costs of $11.7 were largely related to air freight, fines and penalties and personal protection equipment necessary to meet the sustained, elevated demand over the last year. The additional product costs resulted from increased tariffs associated with higher volumes, commodity costs and transportation costs, consistent with global market inflationary trends.

Synergies of $13 and favorable currency recognized more than offset the mix and product cost impacts.

Selling, general, and administrative expense (SG&A) was $124.1 in the first fiscal quarter of 2021, or 14.6% of net sales, as compared to $122.1, or 16.6% of net sales, in the prior period. Included in the first fiscal quarter of 2021 and 2020 results were acquisition and integration costs of $10.4 and $11.1, respectively. Excluding acquisition and integration costs, adjusted SG&A was $113.7, or 13.4% of net sales, as compared to $111.0, or 15.1% of net sales, in the prior year. The decrease, as a percent of sales, was driven by synergy realization as a result of transition service agreement exits and reduced spending, due in part to travel restrictions imposed as a result of COVID-19. On an absolute dollar basis, adjusted SG&A increased $2.7 driven in part by higher overheads associated with the top-line sales growth, partially offset by synergies of $7 and lower travel expense.
Advertising and sales promotion expense (A&P) was $49.6, or 5.8% of net sales, in the first fiscal quarter of 2021, as compared to $46.8, or 6.4% of net sales, in the first fiscal quarter 2020. The increase of $2.8 was planned incremental investment in our branded product portfolio.
Research and Development (R&D) was $7.6, or 0.9% of net sales, for the quarter ended December 31, 2020, as compared to $8.9, or 1.2% of net sales, in the prior year comparative period.
Interest expense was $47.3 for the first fiscal quarter of 2021, compared to $46.8 for the prior year comparative period.
Loss on extinguishment of debt was $5.7 for the first fiscal quarter of 2021, compared to $4.2 for the prior year comparative period. The Company took advantage of favorable debt markets and refinanced its existing Revolver, Term Loans and Senior Notes with $1,200.0 in Term Loans, issued in two tranches of $550.0 in December 2020 and $650.0 in January 2021. The refinance of the Term Loans in December resulted in a in a loss on extinguishment of debt in the current quarter. We anticipate an additional loss on extinguishment of debt of approximately $75.0 in the second fiscal quarter when the Senior Notes refinancing is completed.
We anticipate the current year refinancing will result in annual run rate interest savings of approximately $25 with approximately $19 of savings to be realized over the remainder of fiscal 2021. The Company also amended certain covenants in its credit agreement, which will create additional capacity and flexibility.
Other items, net was expense of $0.8 for the first fiscal quarter of 2021 compared to $0.0 for the prior year first quarter.

	For the Quarter Ended December 31,
	2020	2019
Other items, net
Interest income	$(0.1)	$(0.1)
Foreign currency exchange loss/(gain)	1.3	(0.4)
Pension benefit other than service costs	(0.5)	(0.5)
Acquisition foreign currency loss	—	2.2
Transition services agreement income	—	(0.3)
Other	0.1	(0.9)
Total Other items, net	$0.8	$—

The effective tax rate on a year to date basis was 23.1% as compared to 22.0% in the prior year. Excluding the impact of these Non-GAAP adjustments, the year to date adjusted effective tax rate was 22.6% as compared to 22.5% in the prior year.

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

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 8, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended December 31, 2020 and 2019. Segment sales and Segment profit analysis for the quarter ended December 31, 2020 are presented below.

Segment Net sales (In millions)	Quarter Ended December 31, 2020
	$ Change	% Chg
Americas
Net sales - FY '20	$514.5
Organic	65.9	12.8%
Impact of FY 2021 Acquisitions	7.3	1.4%
Change in Argentina	2.8	0.5%
Impact of currency	(3.9)	(0.7)%
Net sales - FY '21	$586.6	14.0%
International
Net sales - FY '20	$222.3
Organic	27.4	12.3%
Impact of FY 2021 Acquisitions	2.3	1.0%
Impact of currency	10.0	4.6%
Net sales - FY '21	$262.0	17.9%
Total Net sales
Net sales - FY '20	$736.8
Organic	93.3	12.7%
Impact of FY 2021 Acquisitions	9.6	1.3%
Change in Argentina	2.8	0.4%
Impact of currency	6.1	0.8%
Net sales - FY '21	$848.6	15.2%

Americas reported a Net sales increase of 14.0%. Excluding unfavorable foreign currency impact of $3.9, or 0.7%, and the favorable impact of the FY2021 acquisitions (1.4%) and Argentina operations (0.5%), organic net sales increased 12.8% for the first fiscal quarter. The organic increase was driven by distribution gains in both the battery and auto categories, strong replenishment partially due to the net impacts of COVID-19 demand and price increases in Latin America.

International reported a Net sales increase of 17.9%. Excluding the impact of favorable foreign currency movement of $10.0, or 4.6%, and the impact of the FY2021 acquisitions of 1.0%, organic net sales increased 12.3% for the quarter. The increase was driven by strong replenishment due to elevated COVID-19 demand levels and timing of activity between quarters as we lapped the prior year shifting of holiday orders from the first quarter of fiscal 2020 into the fourth quarter of fiscal 2019. In addition, we experienced an acceleration of orders at the end of the current quarter driven by the timing of Brexit shipments and increased country lockdowns.

Segment Profit (In millions)	Quarter Ended December 31, 2020
	$ Change	% Chg
Americas
Segment profit - FY '20	$129.2
Organic	25.8	20.0%
Impact of FY 2021 Acquisitions	1.1	0.9%
Change in Argentina	2.3	1.8%
Impact of currency	(2.5)	(2.0)%
Segment profit - FY '21	$155.9	20.7%
International
Segment profit - FY '20	$52.2
Organic	0.7	1.3%
Impact of FY 2021 Acquisitions	0.2	0.4%
Impact of currency	6.7	12.9%
Segment profit - FY '21	$59.8	14.6%
Total Segment profit
Segment profit - FY '20	$181.4
Organic	26.5	14.6%
Impact of FY 2021 Acquisitions	1.3	0.7%
Change in Argentina	2.3	1.3%
Impact of currency	4.2	2.3%
Segment profit - FY '21	$215.7	18.9%

Refer to Note 8, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Global reported segment profit increased 18.9%. The organic increase of $26.5, or 14.6%, was driven by top-line organic growth and realized synergies in the current year. Slightly offsetting the organic growth were operational costs related to COVID-19 of approximately $11.7, which impacted gross margin, as well as higher SG&A overheads due to the increased revenue and planned higher A&P investment.

Americas reported segment profit increased by 20.7%. Organic segment profit increased by $25.8, or 20.0%, driven by top-line growth and realized synergies partially offset by incremental costs related to COVID-19, as well as higher overhead spending due to the increased sales and planned higher A&P spending.

International reported segment profit increased 14.6%. This was driven by the favorable movement in foreign currencies of $6.7, or 12.9%. Organic segment profit increased $0.7, or 1.3%, driven by top-line growth offset by incremental costs related to COVID-19, increased tariff, commodity and transportation costs and unfavorable product mix shift which impacted gross margin. The segment profit was benefited by lower overhead spending, driven in part by COVID-19 impacts and restrictions and synergy realization.

General Corporate and Global Marketing Expenses	For the Quarter Ended December 31,
	2020	2019
General corporate and other expenses	$24.0	$24.9
Global marketing expense	9.4	6.1
General corporate and global marketing expense	$33.4	$31.0
% of Net Sales	3.9%	4.2%

For the quarter ended December 31, 2020, general corporate and other expenses were $24.0, a decrease of $0.9 as compared to the prior year comparative period. For the quarter ended December 31, 2020, global marketing expenses were $9.4 compared to $6.1, respectively, in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands. The increase was primarily driven by planned incremental investment in our branded product portfolio.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on November 17, 2020.
Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2020, Energizer had $305.6 of cash and cash equivalents, approximately 89% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered in a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. The 2020 Revolving Facility replaces the previously outstanding 2018 Revolving Facility. The Company also amended certain covenants in its credit agreement, which will create additional capacity and flexibility.

Subsequent to the quarter, on January 7, 2021, the Company amended the Credit Agreement and borrowed an incremental $650.0 on the Term Loan due in December 2027. The Company utilized the proceeds to fund the redemption of the Company’s outstanding $600.0 7.750% Senior Notes due 2027 at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 subsequent to the quarter.

The borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR or Base Rate (as defined) plus the applicable margin.

As of December 31, 2020, the Company had no outstanding borrowing under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $392.3 remained available as of December 31, 2020.

Operating Activities

Cash flow from operating activities from continuing operations was $76.3 in the three months ended December 31, 2020, as compared to $133.5 in the prior year comparative period. This decrease of $57.2 was primarily driven by expected working capital changes year over year of approximately $80. The working capital changes were driven by the prior year receipt of approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment, approximately $33 change from inventory investment due to the increased demand in the current year compared to the prior year, and approximately $15 due to changes in advertising and trade spend driven by timing of payments and programs in the current year. The working capital movements were partially offset by higher earnings in the current year.

Investing Activities

Net cash used by investing activities from continuing operations was $74.8 and $13.8 for the three months ended December 31, 2020 and 2019, respectively, and consisted of the following:

•Capital expenditures of $8.4 and $11.7 in the three months ended December 31, 2020 and 2019, respectively.

•Proceeds from sale of assets of $1.5 in the three months ended December 31, 2019.

•Acquisitions, net of cash acquired was $66.4 in the three months ended December 31, 2020 for the fiscal year 2021 acquisitions.

•Acquisitions, net of cash acquired was $3.6 in the three months ended December 31, 2019. This payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition.

Investing cash outflows of approximately $35 to $40 are anticipated for the full fiscal year 2021 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $30 to $40 are anticipated in full fiscal year 2021 for integration related capital expenditures. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash used by financing activities from continuing operations was $955.2 for the three months ended December 31, 2020 as compared to $76.3 in the prior fiscal year comparative period. For the three months ended December 31, 2020, cash used by financing activities from continuing operations consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $550.0 relating to the new Term Loan funded in December 2020;

•Payments of debt with maturities greater than 90 days of $1,383.3, primarily related to the repayment of the $750.0 Senior Notes due in 2026 in October 2020 and the $319.4 repayment of the Term Loan A and $313.5 Term Loan B during the fiscal quarter;

•Net increase in debt with original maturities of 90 days or less of $1.2 related to borrowing of our foreign affiliates;

•Premiums paid on extinguishment of debt of $55.9 funded the October 2020 redemption of the $750.0 Senior Notes due in 2026;

•Debt issuance costs of $12.5 relating to the funding of the Term Loan in December 2020;

•Dividends paid on common stock of $22.7 (see below);

•Dividends paid on mandatory convertible preferred stock of $4.0 (see below);

•Common stock repurchases of $21.3 at an average price of $42.61 per share (see below); and

•Taxes paid for withheld share-based payments of $6.7.

For the three months ended December 31, 2019, cash from financing activities from continuing operations consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $365.0 relating to the refinancing of the 2018 Term Loans in December 2019;

•Payments of debt with maturities greater than 90 days of $400.3, primarily related the Term Loan refinancing in December 2019 as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B prior to the financing;

•Net decrease in debt with original maturities of 90 days or less of $4.0, primarily related to repayment of borrowings on our 2015 Revolving Facility;

•Dividends paid on common stock of $22.7;

•Dividends paid on mandatory convertible preferred stock of $4.0;

•Debt issuance costs of $0.9 relating to the Term Loan refinancing; and

•Taxes paid for withheld share-based payments of $9.4.

Dividends

On November 12, 2020, the Board of Directors declared a cash dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020, to all shareholders of record as of the close of business on November 30, 2020. During the quarter ended December 31, 2020, total dividends declared were $21.0. The payments made of $22.7 during the quarter ended December 31, 2020, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. The total payment made was $4.0. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2021, which was paid on January 15, 2021. This dividend was accrued as of December 31, 2020 and was paid on January 15, 2021 and totaled approximately $4.0.

Subsequent to the end of the fiscal quarter, on February 1, 2021, the Board of Directors declared a cash dividend for the second quarter of 2021 of $0.30 per share of common stock, payable on March 11, 2021, to all shareholders of record as of the close of business February 19, 2021.

Subsequent to the end of the fiscal quarter, on February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on April 15, 2021, to all shareholders of record as of the close of business on April 1, 2021.

Share Repurchases

In November 2020, the Company's Board of Directors put in place a new authorization for the Company to acquire up to 7.5 million shares of its common stock. During the three months ended December 31, 2020, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Exchange Act.

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

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2020 were $9.2. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at December 31, 2020 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,344.0	$4.1	$11.0	$11.0	$3,317.9
Interest on long-term debt (1)	1,174.1	148.2	334.9	333.9	357.1
Notes payable	5.5	5.5	—	—
Operating leases (2)	180.6	13.8	35.3	31.8	99.7
Capital leases (3)	87.9	3.7	10.0	9.9	64.3
Pension plans (4)	2.2	2.2	—	—	—
Purchase obligations and other (5)	15.5	5.9	9.4	0.2	—
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,826.5	$183.4	$400.6	$396.2	$3,846.3
(1) The above table is based upon the debt balance and LIBOR rate as of December 31, 2020. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $550 of Energizer's variable rate debt at an interest rate of 0.95%.
(2) Operating lease payments include the net present value of the lease obligation of $125.2 as well as the imputed interest included in the payment of $55.4.
(3) Capital lease payments include the full capital leases obligation of $46.2 as well as the interest included in the payment of $41.7.
(4) Globally, total expected pension contributions for the Company for fiscal year 2021 are estimated to be $4.4. The Company has made payments of $2.2 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2020 and September 30, 2020, Energizer had an unrealized pre-tax loss of $10.2 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2020 levels over the next twelve months, $9.8 of the pre-tax loss included in Accumulated other comprehensive loss at December 31, 2020 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022.

Derivatives Not Designated as Cash Flow Hedging Relationships

Energizer's foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended December 31, 2020 and 2019 resulted in a loss of $0.9 and $0.9, respectively. These losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company began entering into hedging contract on zinc purchases in fiscal 2019. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2022. There were 16 open contracts at December 31, 2020, with a total notional value of approximately $35. The pre-tax gain recognized on the zinc contracts was $9.7 at December 31, 2020 and $4.4 at September 30, 2020, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2020, Energizer had variable rate debt outstanding with a principal balance of $550.0 under the 2020 Term Loan facility.
In December 2020, the Company entered into a new interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. Subsequent to the quarter, the notional value increased to $700.0 on January 22, 2021, and will stay at that value through December 22, 2024. The notional value will then decrease by $100.0 each year until its termination date on December 22, 2027.

At December 31, 2020, Energizer recorded a unrealized pre-tax loss of $5.3 on the 2020 Interest rate swap, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swaps. For the quarter ended December 31, 2020, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.20%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 17, 2020, contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2021 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	135	40.24	—	1,822,655
November 1 - November 30	305,719	$42.47	150,698	7,349,302
December 1 - December 31	349,302	$42.91	349,302	7,000,000
Total	655,156	$42.70	500,000	7,000,000
(1) 155,156 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1**†	Separation and Distribution Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.2**	Tax Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.3**	Employee Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.4**	Transition Services Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.5	Contribution Agreement by and between the Company and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated June 30, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 30, 2015).

2.6**†	Agreement and Plan of Merger, dated as of May 24, 2016, by and among the Company, Energizer Reliance, Inc., Trivest Partners V, L.P., and HandStands Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 27, 2016).

2.7**†	Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

2.8**†	Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 15, 2018).

2.9**†	Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018).

2.10**†	Acquisition Agreement, dated May 29, 2019, between Energizer Holdings, Inc. and VARTA Aktiengesellschaft (Disclosure Letter and certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of the omitted Disclosure Letter and certain schedules and exhibits upon request) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 29, 2019).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Fourth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2020).

3.3	Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

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

4.4	Indenture dated September 30, 2020 by and among Energizer Holdings, Inc., the Guarantor party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1, 2020.)

4.5	Form of 4.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1, 2020)

10.1
Amendment No. 3 dated as of April 24, 2020, to the Credit Agreement dated as of December 17, 2018, as amended, among the Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2020).

10.2	Retirement Transition Agreement dated November 20, 2020 between Energizer Brands, LLC and Alan R. Hoskins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed November 20, 2020.)

10.3	Amendment and Restatement Agreement dated December 22, 2020 by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 2020.)

10.4	Amended and Restated Credit Agreement dated December 22, 2020, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A. as administrative agent and lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 22, 2020.)

10.5	Incremental Term Loan Amendment No. 1 dated January 7, 2021, by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2021)

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	February 8, 2021