Form 10-Q
period 2021-03-31
ENERGIZER HOLDINGS, INC.
filed 2021-05-10
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 6, 2021: 68,367,395.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$685.1	$587.0	$1,533.7	$1,323.8
Cost of products sold	414.6	351.4	925.3	786.9
Gross profit	270.5	235.6	608.4	536.9
Selling, general and administrative expense	123.8	116.1	247.9	238.2
Advertising and sales promotion expense	27.1	22.8	76.7	69.6
Research and development expense	9.0	8.3	16.6	17.2
Amortization of intangible assets	15.3	14.2	30.8	28.0
Interest expense	39.1	47.2	86.4	94.0
Loss on extinguishment of debt	70.0	—	75.7	4.2
Other items, net	(0.1)	5.1	0.7	5.1
(Loss)/earnings before income taxes	(13.7)	21.9	73.6	80.6
Income tax (benefit)/provision	(3.5)	8.2	16.7	21.1
Net (loss)/earnings from continuing operations	(10.2)	13.7	56.9	59.5
Net loss from discontinued operations, net of income tax benefit of $13.7 and $6.2 for the quarter and six months ended March 31, 2020	—	(131.4)	—	(131.1)
Net (loss)/earnings	(10.2)	(117.7)	56.9	(71.6)
Mandatory preferred stock dividends	(4.1)	(4.1)	(8.1)	(8.1)
Net (loss)/earnings attributable to common shareholders	$(14.3)	$(121.8)	$48.8	$(79.7)

Basic net (loss)/earnings per common share - continuing operations	$(0.21)	$0.14	$0.71	$0.74
Basic net loss per common share - discontinued operations	—	(1.90)	—	(1.89)
Basic net (loss)/earnings per common share	$(0.21)	$(1.76)	$0.71	$(1.15)

Diluted net (loss)/earnings per common share - continuing operations	$(0.21)	$0.14	$0.71	$0.74
Diluted net loss per common share - discontinued operations	—	(1.89)	—	(1.88)
Diluted net (loss)/earnings per common share	$(0.21)	$(1.75)	$0.71	$(1.14)

Weighted average shares of common stock - Basic	68.4	69.1	68.5	69.1
Weighted average shares of common stock - Diluted	68.4	69.5	68.8	69.8

Statements of Comprehensive Income:
Net (loss)/earnings	$(10.2)	$(117.7)	$56.9	$(71.6)
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	20.7	(35.2)	26.2	(5.2)
Pension activity, net of tax of $0.8 and $1.3 for the quarter and six months ended March 31, 2021, respectively, and $1.2 and $1.7 for the quarter and six months ended March 31, 2020, respectively.	2.5	5.4	2.0	5.2
Deferred gain/(loss) on hedging activity, net of tax of $6.7 and $5.8 for the quarter and six months ended March 31,2021, respectively and ($1.2) and ($2.2) for the quarter and six months ended March 31, 2020, respectively.	21.4	(4.2)	18.8	(8.8)
Total comprehensive income/(loss)	$34.4	$(151.7)	$103.9	$(80.4)
The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2021	September 30, 2020
Current assets
Cash and cash equivalents	$261.0	$459.8
Restricted cash	—	790.0
Trade receivables, less allowance for doubtful accounts of $4.1 and $2.8, respectively	310.6	292.0
Inventories	600.0	511.3
Other current assets	185.7	157.8
Total current assets	1,357.3	2,210.9
Property, plant and equipment, net	363.6	352.1
Operating lease assets	118.5	121.9
Goodwill	1,057.5	1,016.0
Other intangible assets, net	1,902.7	1,909.0
Deferred tax asset	24.6	24.3
Other assets	113.4	94.1
Total assets	$4,937.6	$5,728.3

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$841.3
Current portion of capital leases	2.4	1.7
Notes payable	92.3	3.8
Accounts payable	368.2	378.1
Current operating lease liabilities	15.2	14.8
Other current liabilities	289.3	408.7
Total current liabilities	779.4	1,648.4
Long-term debt	3,352.2	3,306.9
Operating lease liabilities	108.5	111.9
Deferred tax liability	151.5	140.4
Other liabilities	201.6	211.6
Total liabilities	4,593.2	5,419.2
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	846.4	859.2
Retained earnings	(60.2)	(66.2)
Treasury stock	(181.8)	(176.9)
Accumulated other comprehensive loss	(260.7)	(307.7)
Total shareholders' equity	344.4	309.1
Total liabilities and shareholders' equity	$4,937.6	$5,728.3

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities
Net earnings/(loss)	$56.9	$(71.6)
Net loss from discontinued operations	—	(131.1)
Net earnings from continuing operations	56.9	59.5
Non-cash integration and restructuring charges	3.5	8.1
Depreciation and amortization	58.7	56.1
Deferred income taxes	2.1	2.6
Share-based compensation expense	9.4	15.9
Loss on extinguishment of debt	75.7	4.2
Non-cash items included in income, net	10.8	10.2
Other, net	(0.3)	(0.1)
Changes in current assets and liabilities used in operations	(204.4)	(57.3)
Net cash from operating activities from continuing operations	12.4	99.2
Net cash used by operating activities from discontinued operations	—	(12.9)
Net cash from operating activities	12.4	86.3

Cash Flow from Investing Activities
Capital expenditures	(19.2)	(27.7)
Proceeds from sale of assets	0.1	1.5
Acquisitions, net of cash acquired	(67.1)	(4.5)
Net cash used by investing activities from continuing operations	(86.2)	(30.7)
Net cash from investing activities from discontinued operations	—	305.9
Net cash (used by)/from investing activities	(86.2)	275.2

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,200.0	365.0
Payments on debt with maturities greater than 90 days	(1,983.9)	(747.2)
Net increase in debt with original maturities of 90 days or less	88.1	150.3
Premiums paid on extinguishment of debt	(122.5)	—
Debt issuance costs	(17.7)	(0.9)
Payment of contingent consideration	(3.9)	—
Dividends paid on common stock	(43.3)	(43.7)
Dividends paid on mandatory convertible preferred stock	(8.1)	(8.1)
Common stock purchased	(21.3)	(45.0)
Taxes paid for withheld share-based payments	(6.7)	(9.7)
Net cash used by financing activities from continuing operations	(919.3)	(339.3)
Net cash used by financing activities from discontinued operations	—	(1.1)
Net cash used by financing activities	(919.3)	(340.4)

Effect of exchange rate changes on cash	4.3	(1.7)

Net decrease in cash, cash equivalents, and restricted cash from continuing operations	(988.8)	(272.5)
Net increase in cash, cash equivalents, and restricted cash from discontinued operations	—	291.9
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(988.8)	19.4
Cash, cash equivalents, and restricted cash, beginning of period	1,249.8	258.5
Cash, cash equivalents, and restricted cash, end of period	$261.0	$277.9

The above financial statements should be read in conjunction with the Notes To Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings from continuing operations	—	—	—	—	—	67.1	—	—	67.1
Share based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6
Net loss from continuing operations	—	—	—	—	—	(10.2)	—	—	(10.2)
Share based payments	—	—	—	—	5.4	—	—	—	5.4
Activity under stock plans	—	12	—	—	(0.6)	—	—	0.6	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive income	—	—	—	—	—	—	44.6	—	44.6
March 31, 2021	2,156	68,366	$—	$0.7	$846.4	$(60.2)	$(260.7)	$(181.8)	$344.4

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business - Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributor of primary batteries, portable lights, and auto care appearance, performance, refrigerants and fragrance products.

Batteries and lights are sold under the Energizer®, Eveready®, Rayovac® and Varta® brand names following the 2019 acquisition of Spectrum Holdings, Inc.'s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

Automotive appearance, performance, refrigerants and fragrance products are sold under the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, Eagle One®, Armor All®, STP®, and A/C PRO® brands following the 2019 acquisition of Spectrum's global auto care business (Auto Care Acquisition).

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

The operations of the Divestment Business for the quarter and six months ended March 31, 2020 have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Consolidated (Condensed) Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the discontinued operations.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and six months ended March 31, 2021 and 2020:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Net Sales	2021	2020	2021	2020
Batteries	$512.8	$427.7	$1,218.9	$1,049.6
Auto Care	138.9	130.2	240.7	208.9
Lights, Licensing and Other	33.4	29.1	74.1	65.3
Total Net Sales	$685.1	$587.0	$1,533.7	$1,323.8

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales
North America	$419.3	$360.3	$936.2	$814.0
Latin America	62.7	49.6	132.4	110.4
Americas	482.0	409.9	1,068.6	924.4
Modern Markets	120.3	101.1	294.9	243.9
Developing Markets	49.8	46.2	106.7	97.4
Distributors Markets	33.0	29.8	63.5	58.1
International	203.1	177.1	465.1	399.4
Total Net Sales	$685.1	$587.0	$1,533.7	$1,323.8

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020 the Formulations Acquisition was completed for a cash purchase price of $51.2, subject to post-closing working capital adjustments. The product formulations are both sold to customers directly and licensed to manufacturers. This acquisition will bring significant innovation capabilities in formulations to our organization.

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company has recognized $1.1 of the total potential payments based on estimated earn out achieved at March 31, 2021. This was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and in Other current liabilities on the Consolidated (Condensed) Balance Sheet.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment during the three months ending March 31, 2021. The acquisition of the FDK Indonesia facility increases the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

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

During the quarter ended March 31, 2021, CAE achieved the next earn out threshold under the share purchase agreement, which resulted in an additional cash payment of $3.9.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition, FDK Indonesia Acquisition and CAE acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2021 and 2020 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.8 and $35.1 in the quarters and six months ended March 31, 2021, respectively, and $16.9 and $36.2 for the quarter and six months ended March 31, 2020 related to these acquisitions.

Pre-tax costs recorded in Costs of products sold were $7.3 and $15.0 for the quarter and six months ended March 31, 2021, respectively, and $8.3 and $15.2 for the quarter and six months ended March 31, 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $8.6 and $19.0 for the quarter and six months ended March 31, 2021, respectively related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses and consulting costs associated with the 2020 restructuring program discussed in Note 5, Restructuring, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $8.1 and $19.2 for the quarter and six months ended March 31, 2020, respectively, related to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

For the quarter and six months ended March 31, 2021 the Company recorded $0.9 and $1.0, respectively, of acquisition and integration related costs in research and development. For the quarter and six months ended March 31, 2020, the Company recorded $0.6 and $1.0, respectively, in research and development.

Included in Other items, net for the quarter ended March 31, 2020 was $0.1 of pre-tax transition services income. Other items, net for the six months ended March 31, 2021 and 2020 included pre-tax expenses of $0.1 and $0.8, respectively. The prior year pre-tax expense included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.4 transition services income.

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

During the three and six months ended March 31, 2020, the Company recorded a pre-tax loss of $137.6 for the divestment, which included the estimated working capital settlement, contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

The following table summarizes the components of Net loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and six months ended March 31, 2020:

	For the Quarter Ended March 31,	For the Six Months Ended March 31,
	2020	2020
Net sales	$—	$115.8
Cost of products sold	—	88.2
Gross profit	—	27.6
Selling, general and administrative expense	0.6	18.0
Advertising and sales promotion expense	—	0.3
Research and development expense	—	0.8
Interest expense	6.9	12.1
Loss on sale of disposition	137.6	137.6
Other items, net	—	(3.9)
Loss before income taxes	(145.1)	(137.3)
Income tax benefit	(13.7)	(6.2)
Net loss from discontinued operations	$(131.4)	$(131.1)

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be substantially complete by December 31, 2021. As planned, we expect to incur additional exit-related costs associated with these plans of up to $21 through the end of calendar 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion expected by the beginning of fiscal year 2022. The expected remaining costs associated with this project are approximately $6 through the end of the fiscal year.

The pre-tax expense for charges related to the restructuring plans for the quarter and six months ended March 31, 2021 and 2020 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$(0.2)	$0.2	$(0.1)	$1.1
Accelerated depreciation & asset write-offs	1.4	2.5	2.8	5.9
Other exit costs(1)	4.6	4.7	9.7	6.7
2019 Restructuring Total	$5.8	$7.4	$12.4	$13.7
2020 Restructuring Program
Costs of products sold
Other restructuring related costs(2)	$1.2	$—	$2.0	$—
Selling, general and administrate expense
Severance and related benefit costs	(0.1)	—	0.2	—
Other restructuring related costs(2)	4.3	—	7.2	—
2020 Restructuring Total	$5.4	$—	$9.4	$—
Total restructuring related expense	$11.2	$7.4	$21.8	$13.7
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

The restructuring costs noted above for the quarter and six months ended March 31, 2021 were incurred within the Americas segment in the amounts of $11.2 and $20.4, and the International segments in the amount of $0.0 and $1.4, respectively. The restructuring costs for the quarter and six months ended March 31, 2020 were incurred within the Americas in the amounts of $6.9 and $12.8, and the International segments in the amount of $0.5 and $0.9, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the 2019 restructuring program for the six months ended March 31, 2021 :

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	March 31, 2021(1)
Severance & termination related costs	$5.3	$(0.1)	$3.2	$—	$2.0
Accelerated depreciation & asset write-offs	—	2.8	—	2.8	—
Other exit costs	2.9	9.7	10.2	—	2.4
Total	$8.2	$12.4	$13.4	$2.8	$4.4
(1) At March 31, 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $4.4.

The following table summarizes the activity related to the 2020 restructuring program for the six months ended March 31, 2021:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	March 31, 2021(1)
Severance & termination related costs	$0.4	$0.2	$0.6	$—	$—
Other restructuring related costs	0.8	9.2	8.1	—	1.9
Total	$1.2	$9.4	$8.7	$—	$1.9
(1) At March 31, 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $1.9.

The following table summarizes the activity related to the 2019 restructuring program for the six months ended March 31, 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	March 31, 2020
Severance & termination related costs	$9.8	$1.1	$—	$—	$10.9
Accelerated depreciation & asset write-offs	—	$5.9	—	5.9	—
Other exit costs	—	$6.7	4.2	—	2.5
Total	$9.8	$13.7	$4.2	$5.9	$13.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $5.4 and $9.4 for the quarter and six months ended March 31, 2021, respectively, and $8.7 and $15.9 for the quarter and six months ended March 31, 2020, respectively, and was recorded in SG&A expense.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2021 and 2020:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(in millions, except per share data)	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Basic net (loss)/earnings per share	2021	2020	2021	2020
Net (loss)/earnings from continuing operations	$(10.2)	$13.7	$56.9	$59.5
Mandatory preferred stock dividends	(4.1)	(4.1)	(8.1)	(8.1)
Net (loss)/earnings from continuing operations attributable to common shareholders	(14.3)	9.6	48.8	51.4
Net loss from discontinued operations, net of tax	—	(131.4)	—	(131.1)
Net (loss)/earnings attributable to common shareholders	$(14.3)	$(121.8)	$48.8	$(79.7)

Weighted average common shares outstanding - Basic	68.4	69.1	68.5	69.1

Basic net (loss)/earnings per common share - continuing operations	$(0.21)	$0.14	$0.71	$0.74
Basic net loss per common share - discontinued operations	—	(1.90)	—	(1.89)
Basic net (loss)/earnings per common share	$(0.21)	$(1.76)	$0.71	$(1.15)

Diluted net (loss)/earnings per share
Weighted average common shares outstanding - Basic	68.4	69.1	68.5	69.1

Dilutive effect of restricted stock equivalents	—	0.2	0.1	0.2
Dilutive effect of performance shares	—	0.1	0.1	0.4
Dilutive effect of stock based deferred compensation plan	—	0.1	0.1	0.1
Weighted average common shares outstanding - Diluted	68.4	69.5	68.8	69.8

Diluted net (loss)/earnings per common share - continuing operations	$(0.21)	$0.14	$0.71	$0.74
Diluted net loss per common share - discontinued operations	—	(1.89)	—	(1.88)
Diluted net (loss)/earnings per common share	$(0.21)	$(1.75)	$0.71	$(1.14)
For the quarter ended March 31, 2021, as our continuing operations were in a loss position, all restricted shares were anti-dilutive and excluded from our dilutive net (loss)/earnings per share calculation. For the six months ended March 31, 2021, 0.1 million restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculation. For the quarter and six months ended March 31, 2020, 0.1 million restricted stock equivalents, respectively, were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation.

All performance shares were excluded from the quarter ended March 31, 2021 as our continuing operations were in a loss position. Performance based restricted stock equivalents of 1.3 million were excluded for the six months ended March 31, 2021, and 1.3 million and 1.1 million for the quarter and six months ended March 31, 2020, respectively, as they were anti-dilutive or the performance targets for those shares have not been achieved as of the end of the applicable period.

The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings/(loss) per share.

(8) Segments

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, acquisition earn out, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and six months ended March 31, 2021 and 2020, respectively, are presented below:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales
Americas	$482.0	$409.9	$1,068.6	$924.4
International	203.1	177.1	465.1	399.4
Total net sales	$685.1	$587.0	$1,533.7	$1,323.8
Segment Profit
Americas	$132.3	$101.8	$288.2	$231.0
International	39.6	40.4	99.4	92.6
Total segment profit	171.9	142.2	$387.6	$323.6

General corporate and other expenses (1)	(25.8)	(23.5)	(49.8)	(48.4)
Global marketing expense (2)	(9.5)	(5.6)	(18.9)	(11.7)
Research and development expense - Adjusted (3)	(8.1)	(7.7)	(15.6)	(16.2)
Amortization of intangible assets	(15.3)	(14.2)	(30.8)	(28.0)
Acquisition and integration costs (4)	(16.8)	(16.9)	(35.1)	(36.2)
Acquisition earn out (5)	(1.1)	—	(1.1)	—
Interest expense	(39.1)	(47.2)	(86.4)	(94.0)
Loss on extinguishment of debt	(70.0)	—	(75.7)	(4.2)
Other items, net - Adjusted (6)	0.1	(5.2)	(0.6)	(4.3)
Total (loss)/earnings before income taxes	$(13.7)	$21.9	$73.6	$80.6
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarters and six months ended March 31, 2021 includes $4.7 and $9.6 recorded in SG&A, respectively, and $4.8 and $9.3 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarters and six months ended March 31, 2020 includes $2.6 and $5.5 recorded in SG&A, respectively, and $3.0 and $6.2 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarter and six months ended March 31, 2021 includes $0.9 and $1.0, respectively, and included $0.6 and $1.0 for the quarter and six months ended March 31, 2020, respectively, of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Cost of products sold	7.3	8.3	$15.0	$15.2
Selling, general and administrative expense	8.6	8.1	19.0	19.2
Research and development expense	0.9	0.6	1.0	1.0
Other items, net	—	(0.1)	0.1	0.8
Total acquisition and integration costs	$16.8	$16.9	$35.1	$36.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) This represents the estimated earn out achieved through March 31, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(6) Other items, net for the six months ended March 31, 2021 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related costs of $0.1, which has been reclassified for purposes of the reconciliation above. For the quarter and six months ended March 31, 2020 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related income of $0.1 and costs of $0.8, respectively, which has been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. In addition, the Restricted cash held at September 30, 2020 is an asset utilized outside of the operating segments.

Total Assets	March 31, 2021	September 30, 2020
Americas	$1,137.2	$1,238.0
International	671.6	668.5
Total segment assets	$1,808.8	$1,906.5
Corporate	168.6	106.8
Restricted cash	—	790.0
Goodwill and other intangible assets	2,960.2	2,925.0
Total assets	$4,937.6	$5,728.3

(9) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2020 and March 31, 2021:

	Americas	International	Total
Balance at October 1, 2020	$865.8	$150.2	$1,016.0
Formulations Acquisition	29.2	—	29.2
Cumulative translation adjustment	0.4	11.9	12.3
Balance at March 31, 2021	$895.4	$162.1	$1,057.5

Energizer had indefinite-lived intangible assets of $1,366.4 at March 31, 2021 and $1,365.4 at September 30, 2020. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at March 31, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(15.8)	$43.9
Customer relationships	395.2	(74.1)	321.1
Patents	34.5	(12.1)	22.4
Proprietary technology	172.5	(48.6)	123.9
Proprietary formulas	21.9	(1.5)	20.4
Non-compete	0.5	(0.5)	—
Vendor relationships	8.0	(3.4)	4.6
Total Amortizable intangible assets	692.3	(156.0)	536.3
Trademarks and trade names - indefinite lived	1,366.4	—	1,366.4
Total Other intangible assets, net	$2,058.7	$(156.0)	$1,902.7

Total intangible assets at September 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(13.9)	$45.8
Customer relationships	394.2	(60.8)	333.4
Patents	34.5	(10.8)	23.7
Proprietary technology	172.5	(37.6)	134.9
Proprietary formulas	2.4	(0.5)	1.9
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.0	(1.2)	3.8
Total Amortizable intangible assets	668.8	(125.2)	543.6
Trademarks and trade names - indefinite lived	1,365.4	—	1,365.4
Total Other intangible assets, net	$2,034.2	$(125.2)	$1,909.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(10) Debt

The detail of long-term debt was as follows:

	March 31, 2021	September 30, 2020
Senior Secured Term Loan A Facility Due 2022	$—	$319.4
Senior Secured Term Loan B Facility due 2025	—	313.5
Senior Secured Term Loan Facility due 2027	1,200.0	—
6.375% Senior Notes due 2026	—	750.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	762.5	761.9
7.750% Senior Notes due 2027	—	600.0
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
Capital lease obligations	45.7	45.8
Total long-term debt, including current maturities	$3,408.2	$4,190.6
Less current portion	(14.4)	(843.0)
Less unamortized debt premium and debt issuance fees	(41.6)	(40.7)
Total long-term debt	$3,352.2	$3,306.9

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

On December 22, 2020, the Company entered in a Credit Agreement which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter.

On January 7, 2021, the Company amended the Credit Agreement and borrowed an incremental $650.0 on the Term Loan. The Company utilized the proceeds to fund the redemption of the Company’s outstanding $600.0 7.750% Senior Notes due 2027 (2027 Notes) at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 during the quarter ended March 31, 2021. The Company also wrote off deferred financings fees associated with the 2027 Notes resulting in a total loss on extinguishment recognized in the quarter ended March 31, 2021 of $70.0.

The 2020 Revolving Facility replaces the previously outstanding 2018 Revolving Facility. The borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR or Base Rate (as defined) plus the applicable margin. The new credit agreement also contains customary affirmative and restrictive covenants. Debt issuances fees paid associated with the credit agreement and Term Loans were $17.7.

As of March 31, 2021, the Company had outstanding borrowing of $87.0 under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $305.3 remained available as of March 31, 2021. As of March 31, 2021 and September 30, 2020, our weighted average interest rate on short-term borrowings was 2.6% and 6.7%, respectively.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018 with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreased $50.0 each quarter, and continued to decrease until its termination date of December 31, 2020.

In conjunction with the term loan refinance in December 2020, the Company terminated both of these interest rate swaps and entered into a new interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021, the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

Refer to Note 13, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes payable - The notes payable balance was $92.3 at March 31, 2021 and $3.8 at September 30, 2020. The March 31, 2021 balance was comprised of $87.0 of outstanding borrowings on the 2020 Revolving Facility as well as $5.3 of other borrowings, including those related to foreign affiliates. The September 30, 2020 balance was comprised of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2021, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long term debt as of March 31, 2021 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	12.0

Thereafter	3,302.5
Total long-term debt payments due	$3,362.5

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended March 31,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.2	4.0	0.4	0.3
Expected return on plan assets	(5.5)	(6.1)	(0.8)	(0.6)
Amortization of unrecognized net losses	1.8	1.6	0.4	0.3
Net periodic (benefit)/cost	$(0.5)	$(0.5)	$0.2	$0.2

	For the Six Months Ended March 31,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$0.4	$0.4
Interest cost	6.4	8.0	0.8	0.6
Expected return on plan assets	(11.0)	(12.2)	(1.6)	(1.2)
Amortization of unrecognized net losses	3.6	3.2	0.8	0.6
Net periodic (benefit)/cost	$(1.0)	$(1.0)	$0.4	$0.4
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

(12) Shareholders' Equity

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. During the six months ended March 31, 2021, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization. During the quarter ended March 31, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

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

During the six months ended March 31, 2021 and 2020, total dividends declared were $41.9 and $42.8, respectively. The payments made of $43.3 and $43.7 during the six months ended March 31, 2021 and 2020, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2021, which was paid on January 15, 2021. On February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on
April 15, 2021, to all shareholders of record as of the close of business on April 1, 2021. This dividend was accrued as of March 31, 2021 and was paid on April 15, 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Subsequent to the end of the fiscal quarter, on May 3, 2021, the Board of Directors declared a cash dividend for the third quarter of fiscal 2021 of $0.30 per share of common stock, payable on June 15, 2021, to all shareholders of record as of the close of business on May 24, 2021.

Subsequent to the end of the fiscal quarter, on May 3, 2021, the Board of Directors the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on July 15, 2021, to all shareholders of record as of the close of business on July 1, 2021.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2021 and September 30, 2020, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2021, Energizer had variable rate debt outstanding with a principal balance of $1,287.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

In December 2020, the Company terminated both of these swap arrangements and entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at March 31, 2021.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2021 and September 30, 2020, Energizer had an unrealized pre-tax loss of $4.2 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2021 levels, over the next 12 months, $4.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022. There were 64 open foreign currency contracts at March 31, 2021, with a total notional value of approximately $173.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2022. There were 12 open contracts at March 31, 2021, with a total notional value of approximately $27. The pre-tax gain recognized on the zinc contracts was $8.5 and $4.4 at March 31, 2021 and September 30, 2020, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

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

At March 31, 2021, Energizer recorded an unrealized pre-tax net gain of $16.9 on the 2020 Interest rate swap agreement, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were six open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2021, with a total notional value of approximately $57.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2021 and September 30, 2020, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2021 and 2020, respectively:

	At March 31, 2021	For the Quarter Ended March 31, 2021		For the Six Months Ended March 31, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	Gain/(Loss) Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3)(4)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(4.2)	$2.6	$(3.4)	$(5.3)	$(6.0)
Interest rate swaps contracts	16.9	21.5	(1.8)	16.7	(3.1)
Zinc contracts	8.5	(0.7)	0.5	3.8	(0.3)
Total	$21.2	$23.4	$(4.7)	$15.2	$(9.4)

	At September 30, 2020	For the Quarter Ended March 31, 2020		For the Six Months Ended March 31, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(4.9)	$7.3	$0.8	$3.3	$2.7
Interest rate swaps contracts	(7.3)	(5.9)	(0.6)	(5.4)	(1.1)
Zinc contracts	4.4	(5.3)	—	(6.3)	(0.3)
Total	$(7.8)	$(3.9)	$0.2	$(8.4)	$1.3
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of March 31, 2021 and September 30, 2020 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and six months ended March 31, 2021 and 2020, respectively:

	At March 31, 2021	For the Quarter Ended March 31, 2021	For the Six Months Ended March 31, 2021
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$0.3	$0.3	$(0.6)

	At September 30, 2020	For the Quarter Ended March 31, 2020	For the Six Months Ended March 31, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.2)	$(0.7)	$(1.6)
(1) All derivative assets and liabilities are presented in Other current assets or Other assets and Other current liabilities or Other liabilities, respectively.
(2) Gain / (Loss) recognized in Income was recorded as foreign currency in Other items, net.
(3) Includes a $2.2 loss on a hedge contract on the proceeds from the Varta Divestiture.

Energizer has the following recognized financial assets resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting.

Offsetting of derivative assets
		At March 31, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.8	$(0.7)	$1.1	$0.8	$(0.4)	$0.4

Offsetting of derivative liabilities
		At March 31, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(5.7)	$0.7	$(5.0)	$(6.0)	$0.5	$(5.5)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2021 and September 30, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	March 31, 2021	September 30, 2020
Deferred compensation	$(25.7)	$(26.8)
Derivatives - Foreign Currency contracts	(4.2)	(4.9)
Derivatives - Foreign Currency contracts (non-hedge)	0.3	(0.2)
Derivatives - Interest Rate Swap contracts	16.9	(7.3)
Derivatives - Zinc contracts	8.5	4.4
Net Liabilities at estimated fair value	$(4.2)	$(34.8)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2021 and at September 30, 2020.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At March 31, 2021, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2021, the fair market value of fixed rate long-term debt was $2,206.0 compared to its carrying value of $2,162.5, and at September 30, 2020 the fair market value of fixed rate long-term debt was $2,858.3 compared to its carrying value of $2,761.9. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(14) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)
OCI before reclassifications	26.2	(1.4)	2.9	(3.9)	12.7	36.5
Reclassifications to earnings	—	3.4	0.2	4.5	2.4	10.5
Balance at March 31, 2021	$(111.2)	$(161.5)	$6.5	$(3.5)	$9.0	$(260.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$3.4	$(0.8)	$6.0	$(2.7)	Cost of products sold
Interest rate contracts	1.8	0.6	3.1	1.1	Interest expense
Zinc contracts	(0.5)	—	0.3	0.3	Cost of products sold
	4.7	(0.2)	9.4	(1.3)	Loss / (earnings) before income taxes
	(1.2)	0.1	(2.3)	0.3	Income tax (benefit)/expense
	$3.5	$(0.1)	$7.1	$(1.0)	Net loss / (earnings)
Amortization of defined benefit pension items
Actuarial loss	2.2	1.9	4.4	3.8	(2)
	(0.5)	(0.3)	(1.0)	(0.8)	Income tax benefit
	$1.7	$1.6	$3.4	$3.0	Net loss
Total reclassifications to earnings	$5.2	$1.5	$10.5	$2.0	Net loss
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 11, Pension Plans, for further details).

(15) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Other items, net
Interest income	$(0.2)	$(0.1)	$(0.3)	$(0.2)
Foreign currency exchange loss	0.5	5.5	1.8	5.1
Pension benefit other than service costs	(0.5)	(0.5)	(1.0)	(1.0)
Acquisition foreign currency loss	—	—	—	2.2
Transition services agreement income	—	(0.1)	—	(0.4)
Other	0.1	0.3	0.2	(0.6)
Total Other items, net	$(0.1)	$5.1	$0.7	$5.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2021	September 30, 2020
Inventories
Raw materials and supplies	$122.3	$85.2
Work in process	164.9	148.7
Finished products	312.8	277.4
Total inventories	$600.0	$511.3
Other Current Assets
Miscellaneous receivables	$23.8	$15.8
Due from Spectrum	13.7	30.6
Prepaid expenses	106.5	76.5
Value added tax collectible from customers	28.8	20.4
Other	12.9	14.5
Total other current assets	$185.7	$157.8
Property, Plant and Equipment
Land	$15.7	$8.9
Buildings	124.9	121.9
Machinery and equipment	841.5	821.4
Capital leases	52.7	51.4
Construction in progress	45.6	39.3
Total gross property	1,080.4	1,042.9
Accumulated depreciation	(716.8)	(690.8)
Total property, plant and equipment, net	$363.6	$352.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$14.1	$12.1
Accrued trade allowances	44.7	45.4
Accrued salaries, vacations and incentive compensation	46.2	68.1
Accrued interest expense	17.5	36.9
Accrued redemption premium	—	55.9
Restructuring reserve	6.3	9.4
Income taxes payable	38.0	30.2
Other	122.5	150.7
Total other current liabilities	$289.3	$408.7
Other Liabilities
Pensions and other retirement benefits	$86.3	$89.9
Deferred compensation	24.4	26.8
Mandatory transition tax	16.7	16.7
Other non-current liabilities	74.2	78.2
Total other liabilities	$201.6	$211.6

(16) Legal proceedings/contingencies and other obligations

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2021, the Company had approximately $40.0 of purchase obligations under these contracts.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” "will," “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•Global economic and financial market conditions, including the conditions resulting from the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.
•    Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
•    Changes in the retail environment and consumer preferences could adversely affect our business, financial condition and results of operations.
•    We must successfully manage the demand, supply, and operational challenges brought about by the COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
•    Loss or impairment of the reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.
•    Loss of any of our principal customers could significantly decrease our sales and profitability.
•    Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.
•    We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
•    If we fail to protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
•    Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.
•    Our business is vulnerable to the availability of raw materials, our ability to forecast customer demand and our ability to manage production capacity.
•    Changes in production costs, including raw material prices, could erode our profit margins and negatively impact operating results.
•    The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.
•    We may be unable to generate anticipated cost savings, successfully implement our strategies, or efficiently manage our supply chain and manufacturing processes, and our profitability and cash flow could suffer as a result.

•    Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.
•    A failure of a key information technology system could adversely impact our ability to conduct business.
•    Our operations depend on the use of information technology systems that are subject to data privacy regulations, including recently effective European Union requirements, and could be the target of cyberattack.
•    We have significant debt obligations that could adversely affect our business and our ability to meet our obligations.
•    We may experience losses or be subject to increased funding and expenses related to our pension plans.
•    The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from our projections, which may adversely affect our future profitability, cash flows and stock price.
•    If we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties, dilution, and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•    We may be unable to realize the anticipated benefits of the 2019 acquisitions of the global auto care and battery, lighting and power businesses from Spectrum Brands.
•    The 2019 auto care and battery acquisitions may have liabilities that are not known to us and the acquisition agreements may not provide us with sufficient indemnification with respect to such liabilities.
•    Our business involves the potential for claims of product liability, labeling claims, commercial claims and other legal claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
•    Our business is subject to increasing regulation in the U.S. and abroad, the uncertainty and cost of future compliance and consequence of non-compliance with which may have a material adverse effect on our business.
•    Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
•    We are subject to environmental laws and regulations that may expose us to significant liabilities and have a material adverse effect on our results of operations and financial condition.
•    We cannot guarantee that any share repurchase program will be fully consummated or that any share repurchase program will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, acquisition earn out and the loss on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, R&D expenses, Amortization expense, Interest expense, Loss on extinguishment of debt, Other items, net, charges related to Acquisition and integration and acquisition earn out have all been excluded from segment profit.

Adjusted Net Earnings From Continuing Operations and Adjusted Diluted Net Earnings From Continuing Operations Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, acquisition earn out and the loss on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration, acquisition earn out and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration and acquisition earn out.

Novel Coronavirus (COVID-19)

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 health crisis poses significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates.

Our core batteries and auto care businesses performed strongly in the first half of fiscal 2021. This was partially due to increased replenishment volumes, primarily in North America, driven by elevated demand and category growth due to COVID-19. Although our demand and sales have seen growth from the pandemic this year, the Company has also experienced incremental costs unfavorably impacting our gross margin by $11.7 during the six months ended March 31, 2021. The current year costs were partially offset by a reduction in SG&A travel expenses compared to our prior fiscal year of $2.2, for a net COVID-19 impact of $9.5 for the six months ended March 31, 2021. In the prior six month period, the Company had incremental costs of approximately $1 unfavorably impacting our gross margin.

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

Fiscal Year 2021 Acquisitions

During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility. On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment during the three months ended March 31, 2021. The acquisition of the FDK Indonesia facility increases the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

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

For the quarter ended March 31, 2021, the incremental revenues and segment profit from these acquisitions was $10.7 and $1.8, respectively. For the six months ended March 31, 2021, the incremental revenues and segment profit from these acquisitions was $20.3 and $3.1, respectively

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs of $16.8 and $35.1 in the quarters and six months ended March 31, 2021, respectively, and $16.9 and $36.2 for the quarter and six months ended March 31, 2020 related to the fiscal year 2021 Acquisitions as well as the Battery Acquisition and Auto Care Acquisition.

Pre-tax costs recorded in Costs of products sold were $7.3 and $15.0 for the quarter and six months ended March 31, 2021, respectively, and $8.3 and $15.2 for the quarter and six months ended March 31, 2020, respectively, primarily related to the facility exit and restructuring related costs discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $8.6 and $19.0 for the quarter and six months ended March 31, 2021, respectively, related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses and consulting costs associated with the 2020 restructuring program discussed in Note 5, Restructuring, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $8.1 and $19.2 for the quarter and six months ended March 31, 2020, respectively, related to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

For the quarter and six months ended March 31, 2021 the Company recorded $0.9 and $1.0, respectively, of acquisition and integration related costs in research and development. For the quarter and six months ended March 31, 2020, the Company recorded $0.6 and $1.0, respectively, in research and development.

Included in Other items, net for the quarter ended March 31, 2020 was $0.1 of pre-tax transition services income. Other items, net for the six months ended March 31, 2021 and 2020 included pre-tax expenses of $0.1 and $0.8, respectively. The prior year pre-tax expense included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.4 transition services income.

Restructuring Costs

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be substantially complete by December 31, 2021.

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

The total pre-tax expense related to these restructuring plans for the quarter and six months ended March 31, 2021 were $11.2 and $21.8, respectively. Total pre-tax expense for the restructuring plans for the quarter and six months ended March 31, 2020 were $7.4 and $13.7, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. These restructuring costs for the quarter and six months ended March 31, 2021, were incurred within the Americas segment in the amounts of $11.2 and $20.4, and the International segments in the amount of $0.0 and $1.4, respectively. The restructuring costs for the quarter and six months ended March 31, 2020 were incurred within the Americas segment in the amounts of $6.9 and $12.8, and the International segment in the amount of $0.5 and $0.9, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $53.6. As planned, we expect to incur additional exit-related costs associated with this program of approximately $21 through the end of calendar 2021. Total pre-tax charges relating to the 2020 restructuring program since inception are $10.6. We expect to incur approximately $6 of additional costs for this program through the end of fiscal year 2021.

These programs are expected to generate approximately $67 to $75 of total cost savings annually by the end of fiscal 2022, primarily within Costs of products sold. The Company has already begun realizing cost savings from the 2019 restructuring program (approximately $20 program to date), and cost savings are expected to begin for the 2020 restructuring program in the second half of fiscal 2021. The Company is on track to achieve the planned program savings.

Refer to Note 5 for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net loss from continuing operations of $10.2, or a loss of $0.21 per diluted common share, compared to Net income from continuing operations of $13.7, or $0.14 per diluted common share, in the prior year second fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.77 for the second fiscal quarter as compared to $0.37 in the prior year quarter, an increase of 108%.
For the six months ended March 31, 2021, Energizer reported Net earnings from continuing operations of $56.9, or $0.71 per diluted common share. This compares to the net earnings from continuing operations of $59.5, or $0.74 per diluted common share in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $1.95 for the six month period compared to the $1.22 in the prior year comparable period, an increase of 60%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, acquisition earn out and the loss on extinguishment of debt as described in the tables below. The impact of these items are provided below as a reconciliation of Net (loss)/earnings from continuing operations and Diluted net (loss)/earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss)/earnings attributable to common shareholders	$(14.3)	$(121.8)	$48.8	$(79.7)
Mandatory preferred stock dividends	(4.1)	(4.1)	(8.1)	(8.1)
Net (loss)/earnings	(10.2)	(117.7)	56.9	(71.6)
Net loss from discontinued operations	—	(131.4)	—	(131.1)
Net (loss)/earnings from continuing operations	$(10.2)	$13.7	$56.9	$59.5
Pre-tax adjustments
Acquisition and integration (1)	16.8	16.9	35.1	36.2
Acquisition earn out	1.1	—	1.1	—
Loss on extinguishment of debt	70.0	—	75.7	4.2
Total adjustments, pre-tax	$87.9	$16.9	$111.9	$40.4
After tax adjustments
Acquisition and integration	12.9	12.8	27.3	27.5
Acquisition earn out	0.8	—	0.8	—
Loss on extinguishment of debt	53.3	—	58.0	3.2
One-time impact of the CARES Act	—	3.4	—	3.4
Total adjustments, after tax	$67.0	$16.2	$86.1	$34.1
Adjusted net earnings from continuing operations (2)	$56.8	$29.9	$143.0	$93.6
Mandatory preferred stock dividends (3)	(4.1)	(4.1)	(8.1)	(8.1)
Adjusted net earnings from continuing operations attributable to common shareholders	$52.7	$25.8	$134.9	$85.5

Diluted net (loss)/earnings per common share - continuing operations (3)	$(0.21)	$0.14	$0.71	$0.74
Adjustments (per common share)
Acquisition and integration	0.19	0.18	0.37	0.39
Acquisition earn out	0.01	—	0.01	—
Loss on extinguishment of debt	0.78	—	0.79	0.04
One time impact of the CARES Act	—	0.05	—	0.05
Impact for diluted share calculation (3)	—	—	0.07	—
Adjusted diluted net earnings per diluted common share - continuing operations (3)	$0.77	$0.37	$1.95	$1.22
Weighted average shares of common stock - Diluted (3)	68.4	69.5	68.8	69.8
Adjusted Weighted average shares of common stock - Diluted (3)	68.6	69.5	73.4	69.8

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Cost of products sold	$7.3	$8.3	$15.0	$15.2
SG&A	8.6	8.1	19.0	19.2
Research and development	0.9	0.6	1.0	1.0
Other items, net	—	(0.1)	0.1	0.8
Acquisition and integration related items	$16.8	$16.9	$35.1	$36.2

(2) The effective tax rate for the quarters ended March 31, 2021 and 2020 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 23.5% and 22.9%, respectively, and for the six months ended March 31, 2021 and 2020 was 22.9% and 22.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(3) For the quarter ended March 31, 2021, the Adjusted Weighted average shares of common stock - Diluted includes the dilutive impact of our outstanding performance shares, restricted stock and mandatory preferred stock dividends, as they are dilutive to the calculation, and excludes the conversion of our mandatory convertible preferred stock as that was antidilutive. For the six months ended March 31, 2021, the diluted net earnings per common share is assuming the conversion of the mandatory convertible preferred stock to 4.6 million of common stock, and excluding the mandatory preferred stock dividends from net earnings.

For the quarter and six months ended March 31, 2020, the conversion is not dilutive and the mandatory preferred stock dividends are included in the dilution calculation.

Highlights

Total Net sales (In millions - Unaudited)	For the Quarter Ended March 31, 2021		For the Six Months Ended March 31,
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$587.0		$1,323.8
Organic	74.7	12.7%	168.0	12.7%
Impact of FY 2021 Acquisitions	10.7	1.8%	20.3	1.5%
Change in Argentina	0.8	0.1%	3.6	0.3%
Impact of currency	11.9	2.1%	18.0	1.4%
Net Sales - current year	$685.1	16.7%	$1,533.7	15.9%
See non-GAAP measure disclosures above.

Net sales were $685.1 for the second fiscal quarter of 2021, an increase of $98.1 as compared to the prior year quarter driven by the following items:

•Organic Net sales increased 12.7%, or $74.7, in the second fiscal quarter due to the following items:

◦New distribution, predominately in North America, contributed approximately 8%;

◦Increased year-over-year replenishment volumes globally contributed approximately 6%, driven by elevated demand in both battery and auto;

◦Favorable pricing contributed approximately 1%; and

◦Timing of activity negatively impacted organic growth in the current quarter as we experienced an acceleration of orders at the end of the first fiscal quarter related to Brexit shipments and increased country lockdowns due to COVID. These activities unfavorably impacted the current quarter by 2.3%.

•Two acquisitions completed in the first quarter of fiscal 2021 also contributed $10.7, or 1.8% of growth.

•Favorable movement in foreign currencies resulted in increased sales of $11.9, or 2.1%.

Net sales for the six months ended March 31, 2021 were $1,533.7, an increase of $209.9 as compared to the prior year comparative period, driven by the following items:

•Organic Net sales increased 12.7%, or $168.0, in the second fiscal quarter due to the following items:

◦New distribution, predominately in North America, contributed 6.7%;

◦Increased year-over-year replenishment volumes globally contributed 5%, driven by elevated demand in both battery and auto; and

◦Favorable pricing added 1% to the increase.

•Two acquisitions completed in the first quarter of fiscal 2021 also contributed $20.3, or 1.5% of growth.

•Favorable movement in foreign currencies resulted in increased sales of $18.0, or 1.4%.

Gross margin percentage on a reported basis for the second fiscal quarter of 2021 was 39.5%, compared to 40.1% in the prior year. Excluding $7.3 of integration costs in the current quarter and $8.3 of acquisition and integration costs in the prior year quarter results, adjusted gross margin was 40.5% compared to 41.6% in the prior year, a decrease of 110 basis points.

Gross margin percentage on a reported basis for the six months ended March 31, 2021 was 39.7%, compared to
40.6% in the prior year comparative period. Excluding $15.0 of acquisition and integration costs in the current year and $15.2 in the prior year period, adjusted gross margin was 40.6% compared to 41.7% in the prior year, a decrease of 110 basis points

	Q2'FY21		Q2'FY21 YTD
	Reported	Adjusted	Reported	Adjusted
Gross Margin - FY'20	40.1%	41.6%	40.6%	41.7%
Incremental COVID-19 costs	—%	—%	(0.7)%	(0.7)%
Mix and product cost impacts	(3.0)%	(3.1)%	(2.3)%	(2.3)%
Lower margin rate profile of the FY 21 acquired businesses	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Synergy realization	2.4%	2.4%	2.0%	2.0%
Currency impact	0.1%	0.1%	0.2%	0.2%
Other	0.2%	(0.2)%	0.2%	—%
Gross Margin - FY'21	39.5%	40.5%	39.7%	40.6%
Gross margin was impacted primarily by channel, customer, and product mix as well as increased operating costs that resulted from higher tariffs associated with higher sourcing volumes, and transportation and product input costs, all consistent with inflationary trends in the global market.

For the six months ended March 31, 2021, direct incremental COVID-19 costs of $11.7 were largely related to air freight, fines and penalties and personal protection equipment necessary to meet the sustained, elevated demand over the last year.

Partially offsetting these margin impacts were synergies of approximately $14 and $27 for the three and six months ended March 31, 2021, respectively, as well as favorable currency exchange rates.

Selling, general, and administrative expense (SG&A) was $123.8 in the second fiscal quarter of 2021, or 18.1% of Net sales, as compared to $116.1, or 19.8% of Net sales, in the prior year period. Included in the second fiscal quarter of 2021 and 2020 results were acquisition and integration costs of $8.6 and $8.1, respectively, and acquisition earn out costs of $1.1 in the second quarter of 2021. Excluding acquisition and integration costs and the acquisition earn out, adjusted SG&A was $114.1, or 16.7% of Net sales in the second fiscal quarter of 2021, as compared to $108.0, or 18.4% of Net sales, in the prior year period.

SG&A was $247.9 for the six months ended March 31, 2021, or 16.2% of net sales, as compared to $238.2, or 18.0% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2021 and 2020 results were acquisition and integration costs of $19.0 and $19.2, respectively, and acquisition earn out costs of $1.1 in the second quarter of 2021. Excluding the acquisition and integration costs and acquisition earn out, adjusted SG&A was $227.8, or 14.9% of net sales, as compared to the $219.0, or 16.5% of net sales, in the prior year.
The decrease, as a percent of Net sales, benefited from increased leverage due to higher sales, synergy realization as a result of transition service agreement exits, and reduced spending, due in part to travel restrictions imposed as a result of COVID-19. On an absolute dollar basis, adjusted SG&A increased $6.1 and $8.8, for the quarter and six months ended March 31, 2021, respectively driven primarily by higher overhead associated with the top-line sales growth. This was partially offset by synergies of approximately $6 and $13, respectively, and lower travel expense.
Advertising and sales promotion expense (A&P) was $27.1, or 4.0% of net sales, in the second fiscal quarter of 2021, as compared to $22.8, or 3.9% of net sales, in the second fiscal quarter 2020. A&P was $76.7, or 5.0% of net sales, for the six months ended March 31, 2021 as compared to $69.6, or 5.3% of net sales, in the prior year comparative period. The increase in the current year periods was planned incremental investment in our product portfolio as we continue to invest to support our brands and innovation.
Research and Development (R&D) was $9.0, or 1.3% of net sales, for the quarter ended March 31, 2021, as compared to $8.3, or 1.4% of net sales, in the prior year comparative period. For the six months ended March 31, 2021, R&D was $16.6, or 1.1% of net sales, as compared to $17.2, or 1.3% of net sales, in the prior year comparative period.
Interest expense was $39.1 for the second fiscal quarter of 2021, compared to $47.2 for the prior year comparative period. For the six months ended March 31, 2021, Interest expense was $86.4, and $94.0 for the prior year comparative period. The interest savings in the current year were primarily driven by the fiscal year 2020 and 2021 debt refinancing activity.
Loss on extinguishment of debt was $70.0 and $75.7 for the three and six months ended March 31, 2021, respectively. The Company took advantage of favorable debt markets and refinanced its existing Revolver, Term Loans and 2027 Senior Notes with $1,200.0 in Term Loans, issued in two tranches of $550.0 in December 2020 and $650.0 in January 2021 which resulted in the loss on extinguishment of debt. The Company also amended certain covenants in its credit agreement, which will create additional capacity and flexibility.
Other items, net was a benefit of $0.1 for the second fiscal quarter of 2021 compared to expense of $5.1 for the prior year second quarter. Other items, net was expense of $0.7 and $5.1 for the six months ended March 31, 2021 and 2020, respectively.

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Other items, net
Interest income	$(0.2)	$(0.1)	$(0.3)	$(0.2)
Foreign currency exchange loss/(gain)	0.5	5.5	1.8	5.1
Pension benefit other than service costs	(0.5)	(0.5)	(1.0)	(1.0)
Acquisition foreign currency loss	—	—	—	2.2
Transition services agreement income	—	(0.1)	—	(0.4)
Other	0.1	0.3	0.2	(0.6)
Total Other items, net	$(0.1)	$5.1	$0.7	$5.1

The effective tax rate on a year to date basis was 22.7% as compared to 26.2% in the prior year. Excluding the impact of these Non-GAAP adjustments, the year to date adjusted effective tax rate was 22.9% as compared to 22.6% in the prior year.

Segment Results

Operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, acquisition earn out, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 8, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended March 31, 2021 and 2020. Segment sales and Segment profit analysis for the quarter and six months ended March 31, 2021 are presented below.

Net sales (In millions)
Quarter and Six Months Ended March 31, 2021

	Quarter Ended March 31, 2021		Six Months Ended March 31, 2021
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '20	$409.9		$924.4
Organic	64.0	15.6%	129.9	14.1%
Impact of FY 2021 Acquisitions	7.6	1.9%	14.9	1.6%
Change in Argentina	0.8	0.2%	3.6	0.4%
Impact of currency	(0.3)	(0.1)%	(4.2)	(0.5)%
Net sales - FY '21	$482.0	17.6%	$1,068.6	15.6%
International
Net sales - FY '20	$177.1		$399.4
Organic	10.7	6.0%	38.1	9.5%
Impact of FY 2021 Acquisitions	3.1	1.8%	5.4	1.4%
Impact of currency	12.2	6.9%	22.2	5.5%
Net sales - FY '21	$203.1	14.7%	$465.1	16.4%
Total Net sales
Net sales - FY '20	$587.0		$1,323.8
Organic	74.7	12.7%	168.0	12.7%
Impact of FY 2021 Acquisitions	10.7	1.8%	20.3	1.5%
Change in Argentina	0.8	0.1%	3.6	0.3%
Impact of currency	11.9	2.1%	18.0	1.4%
Net sales - FY '21	$685.1	16.7%	$1,533.7	15.9%

Results for the Quarter Ended March 31, 2021

Americas reported a Net sales increase of 17.6%. Excluding unfavorable foreign currency impact of $0.3, or 0.1%, and the favorable impact of the fiscal year 2021 acquisitions (1.9%) and Argentina operations (0.2%), organic net sales increased 15.6% for the second fiscal quarter. The organic increase was driven by distribution gains in both the battery and auto categories in North America and Latin America, strong replenishment partially due to the net impacts of COVID-19 demand and price increases.

International reported a Net sales increase of 14.7%. Excluding the impact of favorable foreign currency movement of $12.2, or 6.9%, and the impact of the fiscal year 2021 acquisitions of 1.8%, organic net sales increased 6.0% for the quarter. The increase was driven by distribution gains and elevated demand.

Results for the Six Months Ended March 31, 2021

Americas reported Net sales increase of 15.6%. Excluding the impact of acquisitions, which positively impacted Net sales by $14.9, or 1.6%, the favorable impact of Argentina operations of $3.6, or 0.4%, and unfavorable foreign currency impact of $4.2, or 0.5%, organic net sales increased 14.1% for the six months ended March 31, 2021. The organic increase was driven by distribution gains across both segments and product groups, strong replenishment partially due to the net impacts of COVID-19 demand and price increases.

International reported Net sales increase of 16.4%. Excluding the impact of acquisitions, which positively impacted net sales by $5.4, or 1.4%, and the favorable foreign currency movement of $22.2, or 5.5%, organic net sales increased 9.5% driven by increased distribution and strong replenishment due to elevated COVID-19 demand levels and timing of activity between quarters as we lapped the prior year shifting of holiday orders from the first quarter of fiscal 2020 into the fourth quarter of fiscal 2019.

Segment Profit (In millions)
Quarter and Six Months Ended March 31, 2021

Segment Profit (In millions)	Quarter Ended March 31, 2021		Six Months Ended March 31, 2021
	$ Change	% Chg	$ Change	% Chg
Americas
Segment profit - FY '20	$101.8		$231.0
Organic	29.8	29.3%	55.6	24.1%
Impact of FY 2021 Acquisitions	1.5	1.5%	2.6	1.1%
Change in Argentina	0.8	0.8%	3.1	1.3%
Impact of currency	(1.6)	(1.6)%	(4.1)	(1.7)%
Segment profit - FY '21	$132.3	30.0%	$288.2	24.8%
International
Segment profit - FY '20	$40.4		$92.6
Organic	(6.0)	(14.9)%	(5.3)	(5.7)%
Impact of FY 2021 Acquisitions	0.3	0.7%	0.5	0.5%
Impact of currency	4.9	12.2%	11.6	12.5%
Segment profit - FY '21	$39.6	(2.0)%	$99.4	7.3%
Total Segment profit
Segment profit - FY '20	$142.2		$323.6
Organic	23.8	16.7%	50.3	15.5%
Impact of FY 2021 Acquisitions	1.8	1.3%	3.1	1.0%
Change in Argentina	0.8	0.6%	3.1	1.0%
Impact of currency	3.3	2.3%	7.5	2.3%
Segment profit - FY '21	$171.9	20.9%	$387.6	19.8%
Refer to Note 8, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to (loss)/earnings before income taxes.

Results for the Quarter Ended March 31, 2021

Global reported segment profit increased 20.9%. The organic increase of $23.8, or 16.7%, was driven by top-line organic growth and realized synergies in the current year. Slightly offsetting the top-line growth and synergies was unfavorable mix as well as increased operating costs that resulted from higher tariffs, transportation and product input costs, which impact gross margin, as well as higher SG&A overhead due to the increased revenue and planned higher A&P investment.

Americas reported segment profit increased by 30.0%. Organic segment profit increased by $29.8, or 29.3%, driven by top-line growth and realized synergies partially offset by planned higher A&P spending.

International reported segment profit decreased 2.0%. The favorable movement in foreign currencies of $4.9, or 12.2% was more than offset by the unfavorable organic segment profit decline of $6.0, or 14.9%. The organic decline was driven by increased tariff, transportation and product input costs and unfavorable mix shift which impacted gross margin and fully offset the organic revenue growth. The segment profit was further impacted by higher overhead spending and planned higher A&P spending in the period.

Results for the Six Months Ended March 31, 2021

Global reported segment profit increased 19.8%. The organic increase of $50.3, or 15.5%, was driven by top-line organic growth and realized synergies in the current year. Slightly offsetting the organic growth were operational costs related to COVID-19, unfavorable mix as well as increased operating costs that resulted from higher tariffs, transportation and product input costs, which impact gross margin, as well as higher SG&A overhead due to the increased revenue and planned higher A&P investment.

Americas reported segment profit increased by 24.8% driven by the increase in organic segment profit of $55.6, or 24.1%. Organic growth was driven by strong top-line growth and synergy realization partially offset by operational costs related to COVID-19 and planned higher A&P spending.

International reported segment profit increased 7.3%. The favorable movements in foreign currencies of $11.6, or 12.5%, were partially offset by the unfavorable organic segment profit decline of $5.3, or 5.7%. The organic decline was driven by operational costs related to COVID-19, unfavorable mix as well as increased operating costs that resulted from higher tariffs, transportation and product input costs, which impact gross margin. The segment profit was further impacted by higher overhead spending and planned higher A&P spending in the period.

General Corporate and Global Marketing Expenses	For the Quarter Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
General corporate and other expenses	$25.8	$23.5	$49.8	$48.4
Global marketing expense	9.5	5.6	18.9	11.7
General corporate and global marketing expense	$35.3	$29.1	$68.7	$60.1
% of Net Sales	5.2%	5.0%	4.5%	4.5%

For the quarter ended March 31, 2021, general corporate and other expenses were $25.8, an increase of $2.3 as compared to the prior year comparative period and for the six months ended March 31, 2021 was $49.8, an increase of $1.4 as compared to the prior year comparative period. The increase was driven by higher legal and corporate development costs and mark to market expenses on our deferred compensation plans, partially offset by synergy realization and reduced spending, due in part to travel restrictions imposed as a result of COVID-19.

For the quarter and six months ended March 31, 2021, global marketing expenses were $9.5 and $18.9, respectively, compared to $5.6 and $11.7, respectively, in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands. The increase was primarily driven by planned incremental investment in our branded product portfolio.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2021, Energizer had $261.0 of cash and cash equivalents, approximately 97% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered in a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2020, $550.0 was used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. In January 2021, the remaining $650.0 of proceeds were utilized to fund the redemption of the Company’s $600.0 7.750% Senior Notes due in 2027 at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 during the three months ended March 31, 2021.

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

The 2020 Revolving Facility replaced the previously outstanding 2018 Revolving Facility. The Company also amended certain covenants in its credit agreement, which will create additional capacity and flexibility. As of March 31, 2021, the Company had $87.0 outstanding borrowing under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $305.3 remained available as of March 31, 2021.

Operating Activities

Cash flow from operating activities from continuing operations was $12.4 in the six months ended March 31, 2021, as compared to $99.2 in the prior year comparative period. This decrease of $86.8 was primarily driven by expected working capital changes year over year of approximately $147, which was partially offset by the increase in cash earnings of approximately $69. The working capital change of approximately $147 was a result of the following:

•The prior year receipt of approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment;
•Approximately $67 in increased inventory investment compared to the prior year as we look to rebuild safety stock and meet increased demand;
•Approximately $24 in accounts receivable due to higher current year sales compared to prior year; and
•Approximately $26 due to changes in accounts payable and accrued interest driven by timing of payments.

Investing Activities

Net cash used by investing activities from continuing operations was $86.2 and $30.7 for the six months ended March 31, 2021 and 2020, respectively, and consisted of the following:

•Capital expenditures of $19.2 and $27.7 in the six months ended March 31, 2021 and 2020, respectively.

•Proceeds from sale of assets of $0.1 and $1.5 in the six months ended March 31, 2021 and 2020, respectively.

•Acquisitions, net of cash acquired was $67.1 in the six months ended March 31, 2021 for the fiscal year 2021 acquisitions.

•Acquisitions, net of cash acquired was $4.5 in the six months ended March 31, 2020. The majority of this payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $0.9 was utilized to complete the CAE acquisition.

Investing cash outflows of approximately $40 to $45 are anticipated for the full fiscal year 2021 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $40 to $50 are anticipated in full fiscal year 2021 for integration related capital expenditures. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash used by financing activities from continuing operations was $919.3 for the six months ended March 31, 2021 as compared to $339.3 in the prior fiscal year comparative period. For the six months ended March 31, 2021, cash used by financing activities from continuing operations consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $1,200.0 relating to the new Term Loan funded in December 2020 and January 2021;

•Payments of debt with maturities greater than 90 days of $1,983.9, primarily related to the October 2020 repayment of the $750.0 Senior Notes due in 2026, the $319.4 repayment of the Term Loan A and $313.5 Term Loan B in December 2020 and the January 2021 repayment of the $600.0 Senior Notes due in 2027.

•Net increase in debt with original maturities of 90 days or less of $88.1 related to borrowing of our 2020 Revolving Facility;

•Premiums paid on extinguishment of debt of $122.5 funded the October 2020 redemption of the $750.0 Senior Notes due in 2026 and the January 2021 redemption of the $600.0 Senior Notes due in 2027;

•Debt issuance costs of $17.7 relating to the funding of the Term Loan in December 2020 and January 2021;

•Payment of contingent consideration of $3.9 related to the achievement of a CAE acquisition earn out threshold;

•Dividends paid on common stock of $43.3 (see below);

•Dividends paid on mandatory convertible preferred stock of $8.1 (see below);

•Common stock repurchases of $21.3 at an average price of $42.61 per share (see below); and

•Taxes paid for withheld share-based payments of $6.7.

For the six months ended March 31, 2020, cash from financing activities from continuing operations consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $365.0 relating to the refinancing of the 2018 Term Loans in December 2019;

•Payments of debt with maturities greater than 90 days of $747.2, related to the Term Loan refinancing in December 2019, the repayment of $345.8 of debt from the proceeds of the Varta divestiture as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B prior to the refinancing;

•Net increase in debt with original maturities of 90 days or less of $150.3, primarily related to borrowings on the Revolving Credit Facility;

•Dividends paid on common stock of $43.7;

•Dividends paid on mandatory convertible preferred stock of $8.1;

•Common stock repurchases of $45.0 at an average price of $45.93 per share

•Debt issuance costs of $0.9 relating to the Term Loan refinancing; and

•Taxes paid for withheld share-based payments of $9.7.

Dividends

On November 12, 2020, the Board of Directors declared a cash dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020 and on February 1, 2021, the Board of Directors declared a cash dividend for the second quarter of 2021 of $0.30 per share of common stock, payable on March 11, 2021.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2021, which was paid on January 15, 2021. On February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on April 15, 2021, to all shareholders of record as of the close of business on April 1, 2021. This dividend was accrued at March 31, 2021.

Subsequent to the end of the fiscal quarter, on May 3, 2021, the Board of Directors declared a cash dividend for the third quarter of fiscal 2021 of $0.30 per share of common stock, payable on June 15, 2021, to all shareholders of record as of the close of business on May 24, 2021.

Subsequent to the end of the fiscal quarter, on May 3, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on July 15, 2021, to all shareholders of record as of the close of business on July 1, 2021.

Share Repurchases

In November 2020, the Company's Board of Directors put in place a new authorization for the Company to acquire up to 7.5 million shares of its common stock. During the six months ended March 31, 2021, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Exchange Act.

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

Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2021 were $9.0. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at March 31, 2021 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,362.5	$12.0	$24.0	$24.0	$3,302.5
Interest on long-term debt (1)	921.2	67.4	268.7	267.1	318.0
Notes payable	92.3	92.3	—	—
Operating leases (2)	178.7	9.7	36.3	32.1	100.6
Capital leases (3)	86.6	2.4	10.0	9.9	64.3
Pension plans (4)	2.1	2.1	—	—	—
Purchase obligations and other (5)	40.0	17.8	12.8	8.6	0.8
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,700.1	$203.7	$351.8	$351.1	$3,793.5
(1) The above table is based upon the debt balance and LIBOR rate as of March 31, 2021. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700 of Energizer's variable rate debt at an interest rate of 0.95%.
(2) Operating lease payments include the net present value of the lease obligation of $123.7 as well as the imputed interest included in the payment of $55.0.
(3) Capital lease payments include the full capital leases obligation of $45.7 as well as the interest included in the payment of $40.9.
(4) Globally, total expected pension contributions for the Company for fiscal year 2021 are estimated to be $4.4. The Company has made payments of $2.3 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2021 and September 30, 2020, Energizer had an unrealized pre-tax loss of $4.2 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2021 levels over the next twelve months, $4.3 of the pre-tax loss included in Accumulated other comprehensive loss at March 31, 2021 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended March 31, 2021 and 2020 resulted in a gain of $0.3 and a loss of $0.7, respectively, and a loss of $0.6 and $1.6 for the six months ended March 31, 2021 and 2020, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2022. There were 12 open contracts at March 31, 2021, with a total notional value of approximately $27. The pre-tax gain recognized on the zinc contracts was $8.5 at March 31, 2021 and $4.4 at September 30, 2020, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2021, Energizer had variable rate debt outstanding with a principal balance of $1,287.0 under the 2020 Term Loan and the 2020 Revolving Facility.

In December 2020, the Company entered into a new interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021, and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

At March 31, 2021, Energizer recorded a unrealized pre-tax gain of $16.9 on the 2020 Interest rate swap, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swaps. For the quarter ended March 31, 2021, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 2.98%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2021 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—		—	7,000,000
February 1 - February 28	152	$44.17	—	7,000,000
March 1 - March 31	75	$42.19	—	7,000,000
Total	227	$43.52	—	7,000,000
(1) 227 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	May 10, 2021