Form 10-Q
period 2021-06-30
ENERGIZER HOLDINGS, INC.
filed 2021-08-09
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 5, 2021: 68,371,727.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$721.8	$658.0	$2,255.5	$1,981.8
Cost of products sold	448.5	394.8	1,373.8	1,181.7
Gross profit	273.3	263.2	881.7	800.1
Selling, general and administrative expense	117.5	112.8	365.4	351.0
Advertising and sales promotion expense	44.1	37.3	120.8	106.9
Research and development expense	8.2	8.4	24.8	25.6
Amortization of intangible assets	15.2	14.3	46.0	42.3
Interest expense	38.6	50.8	125.0	144.8
Loss on extinguishment of debt	27.6	—	103.3	4.2
Other items, net	(1.5)	0.7	(0.8)	5.8
Earnings before income taxes	23.6	38.9	97.2	119.5
Income tax provision	2.8	9.9	19.5	31.0
Net earnings from continuing operations	20.8	29.0	77.7	88.5
Net earnings/(loss) from discontinued operations, net of income tax benefit of $0.4 and $6.6 for the quarter and nine months ended June 30, 2020	—	0.8	—	(130.3)
Net earnings/(loss)	20.8	29.8	77.7	(41.8)
Mandatory preferred stock dividends	(4.0)	(4.0)	(12.1)	(12.1)
Net earnings/(loss) attributable to common shareholders	$16.8	$25.8	$65.6	$(53.9)

Basic net earnings per common share - continuing operations	$0.25	$0.37	$0.96	$1.11
Basic net earnings/(loss) per common share - discontinued operations	—	0.01	—	(1.89)
Basic net earnings/(loss) per common share	$0.25	$0.38	$0.96	$(0.78)

Diluted net earnings per common share - continuing operations	$0.24	$0.37	$0.95	$1.10
Diluted net earnings/(loss) per common share - discontinued operations	—	0.01	—	(1.88)
Diluted net earnings/(loss) per common share	$0.24	$0.38	$0.95	$(0.78)

Weighted average shares of common stock - Basic	68.4	68.5	68.4	68.9
Weighted average shares of common stock - Diluted	68.6	68.7	68.7	69.4

Statements of Comprehensive Income:
Net earnings/(loss)	$20.8	$29.8	$77.7	$(41.8)
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	(1.4)	2.0	24.8	(3.2)
Pension activity, net of tax of $0 and $1.3 for the quarter and nine months ended June 30, 2021, respectively, and $0.5 and $2.2 for the quarter and nine months ended June 30, 2020, respectively.	1.4	1.1	3.4	6.3
Deferred (loss)/gain on hedging activity, net of tax of ($1.1) and $4.7 for the quarter and nine months ended June 30, 2021, respectively and ($0.6) and ($2.8) for the quarter and nine months ended June 30, 2020, respectively.	(3.6)	(1.3)	15.2	(10.1)
Total comprehensive income/(loss)	$17.2	$31.6	$121.1	$(48.8)
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2021	September 30, 2020
Current assets
Cash and cash equivalents	$207.7	$459.8
Restricted cash	—	790.0
Trade receivables, less allowance for doubtful accounts of $3.3 and $2.8, respectively	332.3	292.0
Inventories	691.1	511.3
Other current assets	183.1	157.8
Total current assets	1,414.2	2,210.9
Property, plant and equipment, net	372.6	352.1
Operating lease assets	115.5	121.9
Goodwill	1,058.2	1,016.0
Other intangible assets, net	1,887.3	1,909.0
Deferred tax asset	23.8	24.3
Other assets	105.8	94.1
Total assets	$4,977.4	$5,728.3

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$841.3
Current portion of capital leases	2.4	1.7
Notes payable	103.4	3.8
Accounts payable	407.9	378.1
Current operating lease liabilities	15.6	14.8
Other current liabilities	290.4	408.7
Total current liabilities	831.7	1,648.4
Long-term debt	3,355.6	3,306.9
Operating lease liabilities	105.4	111.9
Deferred tax liability	149.6	140.4
Other liabilities	194.5	211.6
Total liabilities	4,636.8	5,419.2
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	850.3	859.2
Retained earnings	(64.3)	(66.2)
Treasury stock	(181.8)	(176.9)
Accumulated other comprehensive loss	(264.3)	(307.7)
Total shareholders' equity	340.6	309.1
Total liabilities and shareholders' equity	$4,977.4	$5,728.3

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
Cash Flow from Operating Activities
Net earnings/(loss)	$77.7	$(41.8)
Net loss from discontinued operations	—	(130.3)
Net earnings from continuing operations	77.7	88.5
Non-cash integration and restructuring charges	4.5	12.1
Depreciation and amortization	88.7	84.3
Deferred income taxes	2.1	2.1
Share-based compensation expense	13.3	21.2
Loss on extinguishment of debt	103.3	4.2
Non-cash items included in income, net	12.8	18.4
Other, net	(3.5)	0.2
Changes in current assets and liabilities used in operations	(281.4)	0.9
Net cash from operating activities from continuing operations	17.5	231.9
Net cash used by operating activities from discontinued operations	—	(12.9)
Net cash from operating activities	17.5	219.0

Cash Flow from Investing Activities
Capital expenditures	(42.7)	(44.4)
Proceeds from sale of assets	—	1.5
Acquisitions, net of cash acquired	(67.2)	(4.5)
Net cash used by investing activities from continuing operations	(109.9)	(47.4)
Net cash from investing activities from discontinued operations	—	280.9
Net cash (used by)/from investing activities	(109.9)	233.5

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,982.6	620.6
Payments on debt with maturities greater than 90 days	(2,770.2)	(770.3)
Net increase in debt with original maturities of 90 days or less	106.6	171.5
Premiums paid on extinguishment of debt	(141.1)	—
Debt issuance costs	(27.6)	(6.1)
Payment of contingent consideration	(3.9)	—
Dividends paid on common stock	(63.8)	(64.3)
Dividends paid on mandatory convertible preferred stock	(12.1)	(12.1)
Common stock purchased	(21.3)	(45.0)
Taxes paid for withheld share-based payments	(6.7)	(9.7)
Net cash used by financing activities from continuing operations	(957.5)	(115.4)
Net cash used by financing activities from discontinued operations	—	(1.1)
Net cash used by financing activities	(957.5)	(116.5)

Effect of exchange rate changes on cash	7.8	1.1

Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(1,042.1)	70.2
Net increase in cash, cash equivalents, and restricted cash from discontinued operations	—	266.9
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(1,042.1)	337.1
Cash, cash equivalents, and restricted cash, beginning of period	1,249.8	258.5
Cash, cash equivalents, and restricted cash, end of period	$207.7	$595.6

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings from continuing operations	—	—	—	—	—	67.1	—	—	67.1
Share-based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6
Net loss from continuing operations	—	—	—	—	—	(10.2)	—	—	(10.2)
Share-based payments	—	—	—	—	5.4	—	—	—	5.4
Activity under stock plans	—	12	—	—	(0.6)	—	—	0.6	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive income	—	—	—	—	—	—	44.6	—	44.6
March 31, 2021	2,156	68,366	$—	$0.7	$846.4	$(60.2)	$(260.7)	$(181.8)	$344.4
Net earnings from continuing operations	—	—	—	—	—	20.8	—	—	20.8
Share-based payments	—	—	—	—	3.9	—	—	—	3.9
Activity under stock plans	—	1	—	—	—	—	—	—	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss	—	—	—	—	—	—	(3.6)	—	(3.6)
June 30, 2021	2,156	68,367	$—	$0.7	$850.3	$(64.3)	$(264.3)	$(181.8)	$340.6

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	45.8	—	—	45.8
Net earnings from discontinued operations	—	—	—	—	—	0.3	—	—	0.3
Share-based payments	—	—	—	—	7.2	—	—	—	7.2
Activity under stock plans	—	374	—	—	(24.9)	(1.1)	—	16.6	(9.4)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	25.2	—	25.2
December 31, 2019	2,156	69,276	$—	$0.7	$852.6	$149.1	$(273.1)	$(141.8)	$587.5
Net earnings from continuing operations	—	—	—	—	—	13.7	—	—	13.7
Net loss from discontinued operations	—	—	—	—	—	(131.4)	—	—	(131.4)
Share-based payments	—	—	—	—	8.7	—	—	—	8.7
Common stock purchased	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	36	—	—	(1.7)	(0.1)	—	1.5	(0.3)
Deferred compensation plan	—	125	—	—	(5.7)	—	—	5.7	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.4)	—	—	(21.4)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive loss	—	—	—	—	—	—	(34.0)	—	(34.0)
March 31, 2020	2,156	68,457	$—	$0.7	$853.9	$5.8	$(307.1)	$(179.6)	$373.7
Net earnings from continuing operations	—	—	—	—	—	29.0	—	—	29.0
Net earnings from discontinued operations	—	—	—	—	—	0.8	—	—	0.8
Share-based payments	—	—	—	—	5.3	—	—	—	5.3
Activity under stock plans	—	2	—	—	(0.1)	—	—	0.1	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.8)	—	—	(20.8)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	1.8	—	1.8
June 30, 2020	2,156	68,459	$—	$0.7	$859.1	$10.8	$(305.3)	$(179.5)	$385.8

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

The operations of the Divestment Business for the quarter and nine months ended June 30, 2020 have been classified as discontinued operations in the accompanying Consolidated (Condensed) Statements of Earnings and Comprehensive Income and Consolidated (Condensed) Statements of Cash Flows. Refer to Note 4, Divestment, for more information on the discontinued operations.

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update.

In August 2020, the FASB issued ASU 2020-06 Changes to Accounting for Convertible Debt. This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB has reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to financial statement users. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

shares impact the diluted EPS computation. The amendment goes into effect for fiscal years starting after December 15, 2021, which for Energizer would be the beginning of fiscal year 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that this updated may have on its financial statements; however, the impact is not expected to be material.

(2) Revenue Recognition

The Company, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and is a leading designer and marketer of automotive fragrance, appearance, performance and air conditioning recharge products. The Company distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. The Company sells to its customers through a combination of a direct sales force and exclusive and non-exclusive third-party distributors and wholesalers.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and nine months ended June 30, 2021 and 2020:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Net Sales	2021	2020	2021	2020
Batteries	$482.9	$470.7	$1,701.8	$1,520.3
Auto Care	206.4	161.4	447.1	370.3
Lights, Licensing and Other	32.5	25.9	106.6	91.2
Total Net Sales	$721.8	$658.0	$2,255.5	$1,981.8

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales
North America	$465.5	$443.4	$1,401.7	$1,257.4
Latin America	59.7	48.5	192.1	158.9
Americas	525.2	491.9	1,593.8	1,416.3
Modern Markets	112.1	96.0	407.0	339.9
Developing Markets	51.0	42.5	157.7	139.9
Distributors Markets	33.5	27.6	97.0	85.7
International	196.6	166.1	661.7	565.5
Total Net Sales	$721.8	$658.0	$2,255.5	$1,981.8

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2, subject to post-closing working capital adjustments. The product formulations

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company has recognized $2.3 of the total potential payments based on estimated earn out achieved at June 30, 2021. This was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and in Other current liabilities on the Consolidated (Condensed) Balance Sheet.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment during the nine months ending June 30, 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows for the avoidance of future planned capital expenditures.

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

Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (CAE) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement has earn out payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During the first quarter of fiscal 2021, the Company determined that it is likely the full earn out payment will be met over the next three years and increased the purchase price to $9.9. The Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $8.0, which will be amortized over the three-year lives of the vendor agreements.

During the second quarter of fiscal 2021, CAE achieved the next earn out threshold under the share purchase agreement, which resulted in a cash payment of $3.9. Subsequent to June 30, 2021, it was determined that CAE achieved the full earn out payment under the agreement. The Company expects to make the final earn out payment of $2.9 during the fourth quarter of fiscal 2021.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition, FDK Indonesia Acquisition and CAE acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2021 and 2020 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $19.5 and $54.6 in the quarter and nine months ended June 30, 2021, respectively, and $11.4 and $47.6 for the quarter and nine months ended June 30, 2020, respectively, related to these acquisitions.

Pre-tax costs recorded in Costs of products sold were $9.6 and $24.6 for the quarter and nine months ended June 30, 2021, respectively, and $5.5 and $20.7 for the quarter and nine months ended June 30, 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.7 and $28.7 for the quarter and nine months ended June 30, 2021, respectively, related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses and consulting costs associated with the 2020 restructuring program discussed in Note 5, Restructuring, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $6.1 and $25.3 for the quarter and nine months ended June 30, 2020, respectively, related

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

For the quarter and nine months ended June 30, 2021, the Company recorded $0.1 and $1.1, respectively, of acquisition and integration related costs in research and development. For the quarter and nine months ended June 30, 2020, the Company recorded $0.2 and $1.2, respectively, in research and development.

Included in Other items, net for the quarter and nine months ended June 30, 2021 was $0.1 and $0.2 of acquisition and integration costs, respectively. Other items, net for the quarter and nine months ended June 30, 2020 included pre-tax income of $0.4 and expense of $0.4, respectively. The prior year pre-tax expense included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.8 of transition services income.

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

During the quarter and nine months ended June 30, 2020, the Company recorded a pre-tax benefit of $0.4 and loss of $137.2 for the divestment, respectively, which included the estimated working capital settlement, contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

The following table summarizes the components of Net loss from discontinued operations in the accompanying Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter and nine months ended June 30, 2020:

	For the Quarter Ended June 30,	For the Nine Months Ended June 30,
	2020	2020
Net sales	$—	$115.8
Cost of products sold	—	88.2
Gross profit	—	27.6
Selling, general and administrative expense	—	18.0
Advertising and sales promotion expense	—	0.3
Research and development expense	—	0.8
Interest expense	—	12.1
Loss on sale of disposition	(0.4)	137.2
Other items, net	—	(3.9)
Earnings/(loss) before income taxes	0.4	(136.9)
Income tax (benefit)/expense	(0.4)	(6.6)
Net earnings/(loss) from discontinued operations	$0.8	$(130.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Included in the Net loss from discontinued operations for the nine months ended June 30, 2020 are divestment related pre-tax costs of $1.7. Also included in the Net loss from discontinued operations for the nine months ended June 30, 2020 is the write off of $6.9 of deferred financing fees related to the pre-payment of debt from the divestment proceeds. For the nine months ended June 30, 2020, the Net loss from discontinued operations also included $5.0 of allocated pre-tax interest expense.

(5) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be substantially complete by December 31, 2021. As planned, the Company expects to incur additional exit-related costs associated with these plans of up to approximately $12 through the end of calendar 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing its global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion expected by the beginning of fiscal year 2022. The expected remaining costs associated with this project are approximately $3 through the end of the fiscal year.

The pre-tax expense for charges related to the restructuring plans for the quarter and nine months ended June 30, 2021 and 2020 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$0.2	$(0.1)	$1.3
Accelerated depreciation & asset write-offs	1.2	2.2	4.0	8.1
Other exit costs(1)	4.4	4.9	14.1	11.6
2019 Restructuring Total	$5.6	$7.3	$18.0	$21.0
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.5	$—	$0.5	$—
Other restructuring related costs(2)	3.3	—	5.3	—
Selling, general and administrate expense
Severance and related benefit costs	0.1	—	0.3	—
Other restructuring related costs(2)	0.3	—	7.5	—
Research and development expense
Severance and related benefit costs	0.2	—	0.2	—
2020 Restructuring Total	$4.4	$—	$13.8	$—
Total restructuring related expense	$10.0	$7.3	$31.8	$21.0
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

The restructuring costs noted above for the quarter and nine months ended June 30, 2021 were incurred within the Americas segment in the amounts of $9.3 and $29.7, and the International segment in the amounts of $0.7 and $2.1, respectively. The restructuring costs for the quarter and nine months ended June 30, 2020 were incurred

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

within the Americas segment in the amounts of $6.8 and $19.6, and the International segment in the amounts of $0.5 and $1.4, respectively.

The following table summarizes the activity related to the 2019 restructuring program for the nine months ended June 30, 2021. At June 30, 2021, the restructuring reserve is recorded in Other current liabilities on the Consolidated (Condensed) Balance sheet.

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	June 30, 2021
Severance & termination related costs	$5.3	$(0.1)	$3.6	$—	$1.6
Accelerated depreciation & asset write-offs	—	4.0	—	4.0	—
Other exit costs	2.9	14.1	14.5	—	2.5
Total	$8.2	$18.0	$18.1	$4.0	$4.1

The following table summarizes the activity related to the 2020 restructuring program for the nine months ended June 30, 2021. At June 30, 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	June 30, 2021
Severance & termination related costs	$0.4	$1.0	$0.5	$—	$0.9
Other restructuring related costs	0.8	12.8	12.0	—	1.6
Total	$1.2	$13.8	$12.5	$—	$2.5

The following table summarizes the activity related to the 2019 restructuring program for the nine months ended June 30, 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	June 30, 2020(1)
Severance & termination related costs	$9.8	$1.3	$0.2	$—	$10.9
Accelerated depreciation & asset write-offs	—	8.1	—	8.1	—
Other exit costs	—	11.6	8.6	—	3.0
Total	$9.8	$21.0	$8.8	$8.1	$13.9
(1) At June 30, 2020, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities of $13.2 and Other liabilities of $0.7.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Share-Based Payments

Total compensation cost for Energizer’s share-based compensation arrangements was $3.9 and $13.3 for the quarter and nine months ended June 30, 2021, respectively, and $5.3 and $21.2 for the quarter and nine months ended June 30, 2020, respectively, and was recorded in SG&A expense.

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

(7) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of RSE awards, performance share awards and deferred compensation equity plans. Common shares issuable upon conversion of the Mandatory convertible preferred stock (MCPS) are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2021 and 2020:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(in millions, except per share data)	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
Basic net earnings/(loss) per share	2021	2020	2021	2020
Net earnings from continuing operations	$20.8	$29.0	$77.7	$88.5
Mandatory preferred stock dividends	(4.0)	(4.0)	(12.1)	(12.1)
Net earnings from continuing operations attributable to common shareholders	16.8	25.0	65.6	76.4
Net earnings/(loss) from discontinued operations, net of tax	—	0.8	—	(130.3)
Net earnings/(loss) attributable to common shareholders	$16.8	$25.8	$65.6	$(53.9)

Weighted average common shares outstanding - Basic	68.4	68.5	68.4	68.9

Basic net earnings per common share - continuing operations	$0.25	$0.37	$0.96	$1.11
Basic net earnings/(loss) per common share - discontinued operations	—	0.01	—	(1.89)
Basic net earnings/(loss) per common share	$0.25	$0.38	$0.96	$(0.78)

Diluted net (loss)/earnings per share
Weighted average common shares outstanding - Basic	68.4	68.5	68.4	68.9

Dilutive effect of RSE	0.1	0.1	0.1	0.1
Dilutive effect of performance shares	—	—	0.1	0.3
Dilutive effect of stock based deferred compensation plan	0.1	0.1	0.1	0.1
Weighted average common shares outstanding - Diluted	68.6	68.7	68.7	69.4

Diluted net earnings per common share - continuing operations	$0.24	$0.37	$0.95	$1.10
Diluted net earnings/(loss) per common share - discontinued operations	—	0.01	—	(1.88)
Diluted net earnings/(loss) per common share	$0.24	$0.38	$0.95	$(0.78)

For the quarter and nine months ended June 30, 2021, 0.1 million RSE were anti-dilutive and not included in the diluted net earnings per share calculation. For the quarter and nine months ended June 30, 2020, 0.5 million and 0.3 million, respectively, of RSE were anti-dilutive and not included in the diluted net earnings/(loss) per share calculation.

Performance based RSE awards of 1.4 million and 1.3 million were excluded for the quarter and nine months ended June 30, 2021, respectively, and 1.4 million and 1.2 million for the quarter and nine months ended June 30, 2020, respectively, as they were anti-dilutive or the performance targets for those awards have not been achieved as of the end of the applicable period.

The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings/(loss) per share.

(8) Segments

Operations for Energizer are currently managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, acquisition earn out, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and nine months ended June 30, 2021 and 2020, respectively, are presented below:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Americas	$525.2	$491.9	$1,593.8	$1,416.3
International	196.6	166.1	661.7	565.5
Total net sales	$721.8	$658.0	$2,255.5	$1,981.8
Segment Profit
Americas	$127.7	$122.9	$415.9	$353.9
International	35.8	34.8	135.2	127.4
Total segment profit	163.5	157.7	$551.1	$481.3

General corporate and other expenses (1)	(21.5)	(25.6)	(71.3)	(74.0)
Global marketing expense (2)	(9.8)	(7.4)	(28.7)	(19.1)
Research and development expense - Adjusted (3)	(8.1)	(8.2)	(23.7)	(24.4)
Amortization of intangible assets	(15.2)	(14.3)	(46.0)	(42.3)
Acquisition and integration costs (4)	(19.5)	(11.4)	(54.6)	(47.6)
Acquisition earn out (5)	(1.2)	—	(2.3)	—
Interest expense	(38.6)	(50.8)	(125.0)	(144.8)
Loss on extinguishment of debt	(27.6)	—	(103.3)	(4.2)
Other items, net - Adjusted (6)	1.6	(1.1)	1.0	(5.4)
Total earnings before income taxes	$23.6	$38.9	$97.2	$119.5
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Global marketing expense for the quarters and nine months ended June 30, 2021 includes $4.9 and $14.5 recorded in SG&A, respectively, and $4.9 and $14.2 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The quarters and nine months ended June 30, 2020 includes $3.0 and $8.5 recorded in SG&A, respectively, and $4.4 and $10.6 recorded in Advertising and sales promotion expense, respectively, in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(3) Research and development expense for the quarters and nine months ended June 30, 2021 includes $0.1 and $1.1, respectively, and included $0.2 and $1.2 for the quarter and nine months ended June 30, 2020, respectively, of acquisition and integration costs which have been reclassified for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of products sold	$9.6	$5.5	$24.6	$20.7
Selling, general and administrative expense	9.7	6.1	28.7	25.3
Research and development expense	0.1	0.2	1.1	1.2
Other items, net	0.1	(0.4)	0.2	0.4
Total acquisition and integration costs	$19.5	$11.4	$54.6	$47.6
(5) This represents the estimated earn out achieved through June 30, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Other items, net for the quarter and nine months ended June 30, 2021 included acquisition related costs of $0.1 and $0.2, respectively, which has been reclassified for purposes of the reconciliation above. For the quarter and nine months ended June 30, 2020, Other items, net included acquisition related income of $0.4 and costs of $0.4, respectively, which has been reclassified for purposes of the reconciliation above.

Corporate assets shown in the following table include all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. In addition, the Restricted cash held at September 30, 2020 is an asset utilized outside of the operating segments.

Total Assets	June 30, 2021	September 30, 2020
Americas	$1,230.1	$1,238.0
International	642.5	668.5
Total segment assets	$1,872.6	$1,906.5
Corporate	159.3	106.8
Restricted cash	—	790.0
Goodwill and other intangible assets	2,945.5	2,925.0
Total assets	$4,977.4	$5,728.3

(9) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2020 and June 30, 2021:

	Americas	International	Total
Balance at October 1, 2020	$865.8	$150.2	$1,016.0
Formulations Acquisition	29.2	—	29.2
Cumulative translation adjustment	0.4	12.6	13.0
Balance at June 30, 2021	$895.4	$162.8	$1,058.2

Energizer had indefinite-lived intangible assets of $1,366.2 at June 30, 2021 and $1,365.4 at September 30, 2020. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at June 30, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(16.8)	$42.9
Customer relationships	395.2	(80.7)	314.5
Patents	34.5	(12.7)	21.8
Proprietary technology	172.5	(54.1)	118.4
Proprietary formulas	21.9	(2.3)	19.6
Non-compete	0.5	(0.5)	—
Vendor relationships	8.0	(4.1)	3.9
Total Amortizable intangible assets	692.3	(171.2)	521.1
Trademarks and trade names - indefinite lived	1,366.2	—	1,366.2
Total Other intangible assets, net	$2,058.5	$(171.2)	$1,887.3

Total intangible assets at September 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(13.9)	$45.8
Customer relationships	394.2	(60.8)	333.4
Patents	34.5	(10.8)	23.7
Proprietary technology	172.5	(37.6)	134.9
Proprietary formulas	2.4	(0.5)	1.9
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.0	(1.2)	3.8
Total Amortizable intangible assets	668.8	(125.2)	543.6
Trademarks and trade names - indefinite lived	1,365.4	—	1,365.4
Total Other intangible assets, net	$2,034.2	$(125.2)	$1,909.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(10) Debt

The detail of long-term debt was as follows:

	June 30, 2021	September 30, 2020
Senior Secured Term Loan A Facility due 2022	$—	$319.4
Senior Secured Term Loan B Facility due 2025	—	313.5
Senior Secured Term Loan Facility due 2027	1,197.0	—
6.375% Senior Notes due 2026	—	750.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	—	761.9
7.750% Senior Notes due 2027	—	600.0
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)	770.8	—
Capital lease obligations	44.9	45.8
Total long-term debt, including current maturities	$3,412.7	$4,190.6
Less current portion	(14.4)	(843.0)
Less unamortized debt premium and debt issuance fees	(42.7)	(40.7)
Total long-term debt	$3,355.6	$3,306.9

Long-term debt - On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). On October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 Senior Notes due in 2026 at 6.375%. The Company paid a redemption premium of $55.9 in the first fiscal quarter of 2021 related to this redemption.

On December 22, 2020, the Company entered in a Credit Agreement which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter of 2021.

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

On June 23, 2021, the Company completed a bond offering for €650 Senior Notes due in 2029 at 3.50% (2029 EUR Notes). Also on June 23, 2021, the proceeds from the offering, combined with cash on hand, were used to satisfy its outstanding legal obligation on the €650 Senior Notes due in 2026 at 4.625% (2026 EUR Notes). The Company used approximately $45.9 of cash on hand to fund the redemption costs, accrued interest and fees associated with the redemption of the 2026 EUR Notes and issuance of the 2029 EUR Notes. The Company paid a redemption premium of $18.6 during the quarter ended June 30, 2021. The Company also wrote off deferred financing and interest and fees associated with the 2026 EUR Notes resulting in a total loss on extinguishment recognized in the quarter ended June 30, 2021 of $27.6.

Debt issuances fees paid associated with the Credit Agreement, Term Loans and 2029 EUR Notes were $27.6 in the nine months ended June 30, 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The 2020 Revolving Facility replaced the previously outstanding 2018 Revolving Facility. Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR or Base Rate (as defined) plus the applicable margin. The new Credit Agreement also contains customary affirmative and restrictive covenants.

As of June 30, 2021, the Company had outstanding borrowings of $103.0 under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $289.3 remained available under the 2020 Revolving Facility as of June 30, 2021. As of June 30, 2021 and September 30, 2020, the Company's weighted average interest rate on short-term borrowings was 2.4% and 6.7%, respectively.

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

Notes payable - The notes payable balance was $103.4 at June 30, 2021 and $3.8 at September 30, 2020. The June 30, 2021 balance was comprised of $103.0 of outstanding borrowings on the 2020 Revolving Facility as well as $0.4 of other borrowings, including those related to foreign affiliates. The September 30, 2020 balance was comprised of other borrowings, including those related to foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2021, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long-term debt as of June 30, 2021 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	12.0

Thereafter	3,307.8
Total long-term debt payments due	$3,367.8

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2014.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarter Ended June 30,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.1	4.0	0.4	0.3
Expected return on plan assets	(5.5)	(6.1)	(0.8)	(0.6)
Amortization of unrecognized net losses	1.8	1.6	0.4	0.3
Net periodic (benefit)/cost	$(0.6)	$(0.5)	$0.2	$0.2

	For the Nine Months Ended June 30,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$0.6	$0.6
Interest cost	9.5	12.0	1.2	0.9
Expected return on plan assets	(16.5)	(18.3)	(2.4)	(1.8)
Amortization of unrecognized net losses	5.4	4.8	1.2	0.9
Net periodic (benefit)/cost	$(1.6)	$(1.5)	$0.6	$0.6

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(12) Shareholders' Equity

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. During the nine months ended June 30, 2021, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization. During the nine months ended June 30, 2020, the Company repurchased 980,136 shares for $45.0, at an average price of $45.93 per share, under the prior authorization. Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

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

During the nine months ended June 30, 2021 and 2020, total dividends declared were $62.8 and $63.6, respectively. The payments made of $63.8 and $64.3 during the nine months ended June 30, 2021 and 2020, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2021, which was paid on January 15, 2021. On February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of business on April 1, 2021, which was paid on April 15, 2021. On May 3, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders as of July 1, 2021, to be paid July 15, 2021. This dividend was accrued as of June 30, 2021 and was paid on July 15, 2021.

Subsequent to the end of the fiscal quarter, on August 2, 2021, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2021 of $0.30 per share of common stock, payable on September 14, 2021, to all shareholders of record as of the close of business on August 24, 2021.

Subsequent to the end of the fiscal quarter, on August 2, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on October 15, 2021, to all shareholders of record as of the close of business on October 1, 2021.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

existed at June 30, 2021 and September 30, 2020, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—Energizer has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2021, Energizer had variable rate debt outstanding of $1,300.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

In December 2020, the Company terminated both of these swap arrangements and entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at June 30, 2021.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2021 and September 30, 2020, Energizer had an unrealized pre-tax loss of $1.6 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2021 levels, over the next 12 months, $1.8 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022. There were 64 open foreign currency contracts at June 30, 2021, with a total notional value of approximately $206.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into 2022. There were 12 open contracts at June 30, 2021, with a total notional value of approximately $18. The pre-tax gain recognized on the zinc contracts was $7.3 and $4.4 at June 30, 2021 and September 30, 2020, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

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

At June 30, 2021, Energizer recorded an unrealized pre-tax net gain of $9.8 on the 2020 Interest rate swap agreement, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were six open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2021, with a total notional value of approximately $62.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2021 and September 30, 2020, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2021 and 2020, respectively:

	At June 30, 2021	For the Quarter Ended June 30, 2021		For the Nine Months Ended June 30, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3)(4)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(1.6)	$(0.4)	$(3.0)	$(5.7)	$(9.0)
Interest rate swaps contracts	9.8	(7.9)	(1.8)	8.8	(4.9)
Zinc contracts	7.3	0.8	2.0	4.6	1.7
Total	$15.5	$(7.5)	$(2.8)	$7.7	$(12.2)

	At September 30, 2020	For the Quarter Ended June 30, 2020		For the Nine Months Ended June 30, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)/Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(4.9)	$(4.5)	$1.8	$(1.2)	$4.5
Interest rate swaps contracts	(7.3)	(1.2)	(1.6)	(6.6)	(2.7)
Zinc contracts	4.4	3.2	(0.3)	(3.1)	(0.6)
Total	$(7.8)	$(2.5)	$(0.1)	$(10.9)	$1.2
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of June 30, 2021 and September 30, 2020 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and nine months ended June 30, 2021 and 2020, respectively:

	At June 30, 2021	For the Quarter Ended June 30, 2021	For the Nine Months Ended June 30, 2021
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$0.2	$(0.3)	$(0.9)

	At September 30, 2020	For the Quarter Ended June 30, 2020	For the Nine Months Ended June 30, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2) (3)
Foreign currency contracts	$(0.2)	$(0.6)	$(2.2)
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

Offsetting of derivative assets
		At June 30, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.6	$(1.2)	$1.4	$0.8	$(0.4)	$0.4

Offsetting of derivative liabilities
		At June 30, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.0)	$1.2	$(2.8)	$(6.0)	$0.5	$(5.5)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2021 and September 30, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2021	September 30, 2020
Deferred compensation	$(26.6)	$(26.8)
Derivatives - Foreign Currency contracts	(1.6)	(4.9)
Derivatives - Foreign Currency contracts (non-hedge)	0.2	(0.2)
Derivatives - Interest Rate Swap contracts	9.8	(7.3)
Derivatives - Zinc contracts	7.3	4.4
Net Liabilities at estimated fair value	$(10.9)	$(34.8)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2021 and September 30, 2020.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At June 30, 2021, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2021, the fair market value of fixed rate long-term debt was $2,187.4 compared to its carrying value of $2,170.7, and at September 30, 2020, the fair market value of fixed rate long-term debt was $2,858.3 compared to its carrying value of $2,761.9. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(14) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)
OCI before reclassifications	24.8	(1.7)	3.5	(4.2)	6.7	29.1
Reclassifications to earnings	—	5.1	(1.3)	6.8	3.7	14.3
Balance at June 30, 2021	$(112.6)	$(160.1)	$5.6	$(1.5)	$4.3	$(264.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$3.0	$(1.8)	$9.0	$(4.5)	Cost of products sold
Interest rate contracts	1.8	1.6	4.9	2.7	Interest expense
Zinc contracts	(2.0)	0.3	(1.7)	0.6	Cost of products sold
	2.8	0.1	12.2	(1.2)	Loss / (earnings) before income taxes
	(0.7)	—	(3.0)	0.3	Income tax (benefit)/expense
	$2.1	$0.1	$9.2	$(0.9)	Net loss / (earnings)
Amortization of defined benefit pension items
Actuarial loss	2.2	1.9	6.6	5.7	(2)
	(0.5)	(0.5)	(1.5)	(1.3)	Income tax benefit
	$1.7	$1.4	$5.1	$4.4	Net loss
Total reclassifications to earnings	$3.8	$1.5	$14.3	$3.5	Net loss
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 11, Pension Plans, for further details).

(15) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Other items, net
Interest income	$(0.2)	$(0.2)	$(0.5)	$(0.4)
Foreign currency exchange (gain)/loss	(0.9)	2.9	0.9	8.0
Pension benefit other than service costs	(0.6)	(0.5)	(1.6)	(1.5)
Acquisition foreign currency loss	—	—	—	2.2
Transition services agreement income	—	(0.4)	—	(0.8)
Other	0.2	(1.1)	0.4	(1.7)
Total Other items, net	$(1.5)	$0.7	$(0.8)	$5.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2021	September 30, 2020
Inventories
Raw materials and supplies	$145.6	$85.2
Work in process	200.9	148.7
Finished products	344.6	277.4
Total inventories	$691.1	$511.3
Other Current Assets
Miscellaneous receivables	$21.9	$15.8
Due from Spectrum	13.5	30.6
Prepaid expenses	105.0	76.5
Value added tax collectible from customers	29.6	20.4
Other	13.1	14.5
Total other current assets	$183.1	$157.8
Property, Plant and Equipment
Land	$15.8	$8.9
Buildings	125.0	121.9
Machinery and equipment	855.8	821.4
Capital leases	52.8	51.4
Construction in progress	49.7	39.3
Total gross property	1,099.1	1,042.9
Accumulated depreciation	(726.5)	(690.8)
Total property, plant and equipment, net	$372.6	$352.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$18.3	$12.1
Accrued trade allowances	48.1	45.4
Accrued salaries, vacations and incentive compensation	52.7	68.1
Accrued interest expense	11.8	36.9
Accrued redemption premium	—	55.9
Restructuring reserve	6.6	9.4
Income taxes payable	16.2	30.2
Other	136.7	150.7
Total other current liabilities	$290.4	$408.7
Other Liabilities
Pensions and other retirement benefits	$84.1	$89.9
Deferred compensation	22.8	26.8
Mandatory transition tax	16.7	16.7
Other non-current liabilities	70.9	78.2
Total other liabilities	$194.5	$211.6

(16) Legal proceedings/contingencies and other obligations

Legal proceedings/contingencies - The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company and its affiliates are a party to legal

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

proceedings and claims that arise during the ordinary course of business. The Company reviews our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities.

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2021, the Company had approximately $34.0 of purchase obligations under these contracts.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” "will," “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•Global economic and financial market conditions, including the conditions resulting from the ongoing COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.
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
•    Changes in production costs, including raw material prices, freight and labor, could erode our profit margins and negatively impact operating results, and reactions to our pricing actions.
•    The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.
•    We may be unable to generate anticipated cost savings (including from our restructuring programs), successfully implement our strategies, or efficiently manage our supply chain and manufacturing processes, and our profitability and cash flow could suffer as a result.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 17, 2020.

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

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Global marketing expenses, Research and development expenses (R&D), Amortization expense, Interest expense, Loss on extinguishment of debt, Other items, net, charges related to acquisition and integration, and acquisition earn out have all been excluded from segment profit.

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

COVID-19

The ongoing COVID-19 health crisis, which was declared a global pandemic in March 2020, poses significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates.

Our core batteries and auto care businesses performed strongly in the nine months ended June 30, 2021. This was partially due to increased replenishment volumes, primarily in North America, driven by elevated demand and category growth due to COVID-19. Although our demand and sales have seen growth from the pandemic this year, the Company experienced incremental costs related to air freight, fines and penalties and personal protection equipment which unfavorably impacted our gross margin by $11.7 during the first fiscal quarter of 2021. The costs were partially offset by a reduction in SG&A travel expenses in the first fiscal quarter of 2021 compared to the prior comparable period of $2.2, for a net COVID-19 impact of $9.5 during the first fiscal quarter of 2021. Incremental costs related to COVID-19 were immaterial in the second and third fiscal quarters of 2021. These costs resulted in a net reduction to reported and adjusted earnings per share of $0.10 for the nine months ended June 30, 2021.

In the prior quarter ended June 30, 2020, the Company had incremental operating cost of approximately $9 to maintain business continuity and approximately $4 of higher interest to strengthen liquidity in the third fiscal quarter. These incremental costs were offset by lower net SG&A of approximately $4 as we reduced travel related costs due to restrictions caused by the pandemic. The net impact of the incremental costs reduced reported and adjusted earnings per share of $0.11 for the third fiscal quarter of 2020. The impact for the nine months ended June 30, 2020 was incremental operating costs of approximately $10 and higher interest costs of approximately $5, offset by the lower SG&A of approximately $4, for a net reduction to reported and adjusted earnings per share of $0.12.

While the full impact of COVID-19 remains uncertain as new variations continue to develop, we believe we have multiple options to further mitigate the impact of the pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, including the administration of approved vaccines, disruption to our global supply chain (including the ability of suppliers to keep pace with any demand increases), and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our current knowledge or control.

Fiscal Year 2021 Acquisitions

During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility. On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and paid $0.7 for a working capital adjustment during the nine months ended June 30, 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

On December 1, 2020 the Company acquired a North Carolina-based company that specializes in developing formulations for cleaning tasks. Their products are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to our organization. The purchase price and total cash paid for the acquisition was $51.2, subject to post-closing working capital adjustments.

For the quarter ended June 30, 2021, the incremental revenues and segment profit from these acquisitions was $4.9 and $0.3, respectively. For the nine months ended June 30, 2021, the incremental revenues and segment profit from these acquisitions was $25.2 and $3.4, respectively

Acquisition and Integration Costs

Acquisition and integration costs incurred during fiscal year 2021 and 2020 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $19.5 and $54.6 in the quarter and nine months ended June 30, 2021, respectively, and $11.4 and $47.6 for the quarter and nine months ended June 30, 2020, respectively, related to these acquisitions.

Pre-tax costs recorded in Costs of products sold were $9.6 and $24.6 for the quarter and nine months ended June 30, 2021, respectively, and $5.5 and $20.7 for the quarter and nine months ended June 30, 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.7 and $28.7 for the quarter and nine months ended June 30, 2021, respectively, related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses and consulting costs associated with the 2020 restructuring program discussed in Note 5, Restructuring, and legal fees incurred for the fiscal year 2021 acquisitions. Pre-tax acquisition and integration costs recorded in SG&A were $6.1 and $25.3 for the quarter and nine months ended June 30, 2020, respectively, related to the integration of the Battery and Auto Care Acquisitions, including consulting fees and costs of integrating both the battery and auto care information technology systems of the business.

For the quarter and nine months ended June 30, 2021, the Company recorded $0.1 and $1.1, respectively, of acquisition and integration related costs in research and development. For the quarter and nine months ended June 30, 2020, the Company recorded $0.2 and $1.2, respectively, in research and development.

Included in Other items, net for the quarter and nine months ended June 30, 2021 was $0.1 and $0.2 of acquisition and integration costs, respectively. Other items, net for the quarter and nine months ended June 30, 2020 included pre-tax income of $0.4 and expense of $0.4, respectively. The prior year pre-tax expense included a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture, offset by a $1.0 gain on the sale of assets and $0.8 of transition services income.

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

The total pre-tax expense related to these restructuring plans for the quarter and nine months ended June 30, 2021 was $10.0 and $31.8, respectively. Total pre-tax expense for the restructuring plans for the quarter and nine months ended June 30, 2020 was $7.3 and $21.0, respectively. The expense consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold, Selling, general and administrative expense and Research and Development on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. These restructuring costs for the quarter and nine months ended June 30, 2021, were incurred within the Americas segment in the amounts of $9.3 and $29.7, and the International segment in the amount of $0.7 and $2.1, respectively. The restructuring costs for the quarter and nine months ended June 30, 2020 were incurred within the Americas segment in the amounts of $6.8 and $19.6, and the International segment in the amounts of $0.5 and $1.4, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $59.2. As planned, we expect to incur additional exit-related costs associated with this program of approximately $12 through the end of calendar 2021. Total pre-tax charges relating to the 2020 restructuring program since inception are $15.0. We expect to incur approximately $3 of additional costs for this program through the end of fiscal year 2021.

These programs are expected to generate approximately $67 to $75 of total cost savings annually by the end of fiscal 2022, primarily within Costs of products sold. The Company has already begun realizing cost savings from the 2019 restructuring program (approximately $28 program to date), and began realizing cost savings from the 2020 restructuring program in fiscal 2021 (approximately $1.5 program to date). The Company believes it is on track to achieve the planned program savings.

Refer to Note 5, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings from continuing operations of $20.8, or $0.24 per diluted common share, compared to Net income from continuing operations of $29.0, or $0.37 per diluted common share, in the prior year third fiscal quarter. Adjusted diluted net earnings from continuing operations per common share was $0.74 for the third fiscal quarter as compared to $0.50 in the prior year quarter, an increase of 48%.
For the nine months ended June 30, 2021, Energizer reported Net earnings from continuing operations of $77.7, or $0.95 per diluted common share. This compares to the net earnings from continuing operations of $88.5, or $1.10 per diluted common share in the prior year comparable period. Adjusted diluted net earnings from continuing operations per common share was $2.69 for the nine month period compared to the $1.73 in the prior year comparable period, an increase of 55%.
Net earnings from continuing operations and Diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, acquisition earn out and the loss on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings from continuing operations and Diluted net earnings from continuing operations per common share to Adjusted net earnings from continuing operations and Adjusted diluted net earnings from continuing operations per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net earnings/(loss) attributable to common shareholders	$16.8	$25.8	$65.6	$(53.9)
Mandatory preferred stock dividends	(4.0)	(4.0)	(12.1)	(12.1)
Net earnings/(loss)	20.8	29.8	77.7	(41.8)
Net earnings/(loss) from discontinued operations	—	0.8	—	(130.3)
Net earnings from continuing operations	$20.8	$29.0	$77.7	$88.5
Pre-tax adjustments
Acquisition and integration (1)	19.5	11.4	54.6	47.6
Acquisition earn out	1.2	—	2.3	—
Loss on extinguishment of debt	27.6	—	103.3	4.2
Total adjustments, pre-tax	$48.3	$11.4	$160.2	$51.8
After tax adjustments
Acquisition and integration	14.8	7.8	42.1	35.3
Acquisition earn out	0.9	—	1.7	—
Loss on extinguishment of debt	18.1	—	76.1	3.2
One-time impact of the CARES Act	—	1.7	—	5.1
Total adjustments, after tax	$33.8	$9.5	$119.9	$43.6
Adjusted net earnings from continuing operations (2)	$54.6	$38.5	$197.6	$132.1
Mandatory preferred stock dividends	(4.0)	(4.0)	(12.1)	(12.1)
Adjusted net earnings from continuing operations attributable to common shareholders	$50.6	$34.5	$185.5	$120.0

Diluted net earnings per common share - continuing operations	$0.24	$0.37	$0.95	$1.10
Adjustments (per common share)
Acquisition and integration	0.22	0.11	0.57	0.51
Acquisition earn out	0.01	—	0.02	—
Loss on extinguishment of debt	0.27	—	1.04	0.05
One time impact of the CARES Act	—	0.02	—	0.07
Impact for diluted share calculation (3)	—	—	0.11	—
Adjusted diluted net earnings per diluted common share - continuing operations (3)	$0.74	$0.50	$2.69	$1.73
Weighted average shares of common stock - Diluted	68.6	68.7	68.7	69.4
Adjusted Weighted average shares of common stock - Diluted (3)	68.6	68.7	73.4	69.4

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of products sold	$9.6	$5.5	$24.6	$20.7
SG&A	9.7	6.1	28.7	25.3
Research and development	0.1	0.2	1.1	1.2
Other items, net	0.1	(0.4)	0.2	0.4
Acquisition and integration related items	$19.5	$11.4	$54.6	$47.6

(2) The effective tax rate for the quarters ended June 30, 2021 and 2020 for the Adjusted - Non-GAAP Net Earnings and Diluted EPS was 24.1% and 23.5%, respectively, and for the nine months ended June 30, 2021 and 2020 was 23.2% and 22.9%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(3) For the nine months ended June 30, 2021, the Adjusted diluted net earnings per common share is assuming the conversion of the mandatory convertible preferred stock to 4.7 million of common stock, and excluding the mandatory preferred stock dividends from net earnings as that is more dilutive.

For the quarter ended June 30, 2021 and the quarter and nine months ended June 30, 2020, the conversion of the mandatory convertible preferred stock is not dilutive and the mandatory preferred stock dividends are included in the adjusted dilution calculation.

Highlights

Total Net sales (In millions - Unaudited)	For the Quarter Ended June 30, 2021		For the Nine Months Ended June 30, 2021
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$658.0		$1,981.8
Organic	38.3	5.8%	206.3	10.4%
Impact of FY 2021 Acquisitions	4.9	0.7%	25.2	1.3%
Change in Argentina	1.9	0.3%	5.5	0.3%
Impact of currency	18.7	2.9%	36.7	1.8%
Net Sales - current year	$721.8	9.7%	$2,255.5	13.8%
See non-GAAP measure disclosures above.

Net sales were $721.8 for the third fiscal quarter of 2021, an increase of $63.8 as compared to the prior year quarter, driven by the following items:

•Organic Net sales increased 5.8%, or $38.3, in the third fiscal quarter due to the following items:

◦Increased year over year volumes globally contributed approximately 3.0%, primarily driven by elevated demand and timing of orders in our auto care business;

◦New distribution, predominately in North America, contributed approximately 1.8%; and

◦Favorable pricing contributed approximately 1%.

•Two acquisitions completed in the first quarter of fiscal 2021 contributed $4.9, or 0.7% of growth.

•Favorable movement in foreign currencies resulted in increased sales of $18.7, or 2.9%.

Net sales for the nine months ended June 30, 2021 were $2,255.5, an increase of $273.7 as compared to the prior year comparative period, driven by the following items:

•Organic Net sales increased 10.4%, or $206.3, in the third fiscal quarter due to the following items:

◦Increased year over year volumes globally contributed approximately 5.0%, driven by elevated demand in both battery and auto care;

◦New distribution, predominately in North America, contributed approximately 4.5%; and

◦Favorable pricing contributed approximately 1%.

•Two acquisitions completed in the first quarter of fiscal 2021 contributed $25.2, or 1.3% of growth.

•Favorable movement in foreign currencies resulted in increased sales of $36.7, or 1.8%.

Gross margin percentage on a reported basis for the third fiscal quarter of 2021 was 37.9%, compared to 40.0% in the prior year. Excluding $9.6 of integration costs in the current quarter and $5.5 of acquisition and integration costs in the prior year quarter results, adjusted gross margin was 39.2% compared to 40.8% in the prior year, a decrease of 160 basis points.

Gross margin percentage on a reported basis for the nine months ended June 30, 2021 was 39.1%, compared to
40.4% in the prior year comparative period. Excluding $24.6 of acquisition and integration costs in the current year and $20.7 in the prior year period, adjusted gross margin was 40.2% compared to 41.4% in the prior year, a decrease of 120 basis points

	Q3'FY21		Q3'FY21 YTD
	Reported	Adjusted	Reported	Adjusted
Gross Margin - FY'20	40.0%	40.8%	40.4%	41.4%
Incremental COVID-19 costs	—%	—%	(0.5)%	(0.5)%
Mix and product cost impacts	(3.9)%	(3.9)%	(2.8)%	(2.8)%
Lower margin rate profile of the FY 21 acquired businesses	(0.1)%	(0.2)%	(0.3)%	(0.3)%
Synergy realization	2.2%	2.2%	2.1%	2.1%
Currency impact	0.3%	0.3%	0.2%	0.2%
Other	(0.6)%	—%	—%	0.1%
Gross Margin - FY'21	37.9%	39.2%	39.1%	40.2%
Gross margin was impacted primarily by higher operating costs, including higher labor costs, tariffs and transportation, consistent with ongoing inflationary trends. Additionally, gross margin was negatively impacted by the lower margin rate profile of our auto care business, which comprised a higher mix of our business as it experienced strong organic growth in the third fiscal quarter of 2021.

For the nine months ended June 30, 2021, direct incremental COVID-19 costs of approximately $11.7 were largely related to air freight, fines and penalties and personal protection equipment necessary to meet the sustained, elevated demand at the beginning of the year.

Partially offsetting these margin impacts were synergies of approximately $14 and $41 for the three and nine months ended June 30, 2021, respectively, as well as favorable currency exchange rates.

Selling, general, and administrative expense (SG&A) was $117.5 in the third fiscal quarter of 2021, or 16.3% of Net sales, as compared to $112.8, or 17.1% of Net sales, in the prior year period. Included in the third fiscal quarter of 2021 and 2020 results were acquisition and integration costs of $9.7 and $6.1, respectively, and acquisition earn out costs of $1.2 in the third quarter of 2021. Excluding acquisition and integration costs and the acquisition earn out, adjusted SG&A was $106.6, or 14.8% of Net sales in the third fiscal quarter of 2021, as compared to $106.7, or 16.2% of Net sales, in the prior year period. The decrease as a percent of Net sales resulted from higher sales and synergy realization, while SG&A expense remained consistent with prior year.
SG&A was $365.4 for the nine months ended June 30, 2021, or 16.2% of Net sales, as compared to $351.0, or 17.7% of Net sales, in the prior year comparative period. Included in the nine months ended June 30, 2021 and 2020 results were acquisition and integration costs of $28.7 and $25.3, respectively, and acquisition earn out costs of $2.3 in 2021. Excluding the acquisition and integration costs and acquisition earn out, adjusted SG&A was

$334.4, or 14.8% of Net sales, as compared to the $325.7, or 16.4% of net sales, in the prior year. The decrease as a percent of Net sales was the result of benefits from higher sales, synergy realization as a result of transition service agreement exits, and reduced spending, due in part to travel restrictions imposed as a result of COVID-19.
On an absolute dollar basis, adjusted SG&A increased $8.7 for the nine months ended June 30, 2021. The change was primarily driven by higher overhead associated with the top-line sales growth and unfavorable currency headwinds, which was partially offset by synergies of approximately $16.
Advertising and sales promotion expense (A&P) was $44.1, or 6.1% of net sales, in the third fiscal quarter of 2021, as compared to $37.3, or 5.7% of Net sales, in the third fiscal quarter 2020. A&P was $120.8, or 5.4% of Net sales, for the nine months ended June 30, 2021 as compared to $106.9, or 5.4% of Net sales, in the prior year comparative period. The increase in the current year periods was due to planned incremental investment in our product portfolio as we continue to invest to support our brands and innovation.
Research and Development (R&D) was $8.2, or 1.1% of Net sales, for the quarter ended June 30, 2021, as compared to $8.4, or 1.3% of Net sales, in the prior year comparative period. For the nine months ended June 30, 2021, R&D was $24.8, or 1.1% of net sales, as compared to $25.6, or 1.3% of net sales, in the prior year comparative period.
Interest expense was $38.6 for the third fiscal quarter of 2021 compared to $50.8 for the prior year comparative period. For the nine months ended June 30, 2021, Interest expense was $125.0 and $144.8 for the prior year comparative period. The interest savings in the current year were primarily driven by the debt refinancing activity completed over the past 15 months.
Loss on extinguishment of debt was $27.6 and $103.3 for the three and nine months ended June 30, 2021, respectively. The Company took advantage of favorable debt markets and refinanced its €650 2026 Senior Notes in June 2021. Earlier this fiscal year, the Company had refinanced its existing Revolver, Term Loans and 2027 Senior Notes with $1,200.0 in Term Loans. The Company also amended certain covenants in its credit agreement, which will create additional capacity and flexibility.
Other items, net was a benefit of $1.5 for the third fiscal quarter of 2021 compared to expense of $0.7 for the prior year third quarter. Other items, net was benefit of $0.8 and expense $5.8 for the nine months ended June 30, 2021 and 2020, respectively.

	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Other items, net
Interest income	$(0.2)	$(0.2)	$(0.5)	$(0.4)
Foreign currency exchange (gain)/loss	(0.9)	2.9	0.9	8.0
Pension benefit other than service costs	(0.6)	(0.5)	(1.6)	(1.5)
Acquisition foreign currency loss	—	—	—	2.2
Transition services agreement income	—	(0.4)	—	(0.8)
Other	0.2	(1.1)	0.4	(1.7)
Total Other items, net	$(1.5)	$0.7	$(0.8)	$5.8

The effective tax rate on a year to date basis was 20.1% as compared to 25.9% in the prior year. Excluding the impact of these Non-GAAP adjustments, the year to date adjusted effective tax rate was 23.2% as compared to 22.9% in the prior year.

Segment Results

Operations for Energizer are currently managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, acquisition earn out, amortization costs, research & development costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the geographic segments, varying by country and region of the world. Shared functions include, but are not limited to, IT, procurement and finance. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis. This structure is the basis for Energizer's reportable operating segments information, as included in the tables in Note 8, Segments, to the Consolidated (Condensed) Financial Statements for the periods ended June 30, 2021 and 2020. Segment sales and Segment profit analysis for the quarter and nine months ended June 30, 2021 are presented below.

	Quarter Ended June 30, 2021		Nine Months Ended June 30, 2021
	$ Change	% Chg	$ Change	% Chg
Americas
Net sales - FY '20	$491.9		$1,416.3
Organic	23.2	4.7%	153.1	10.8%
Impact of FY 2021 Acquisitions	3.6	0.7%	18.5	1.3%
Change in Argentina	1.9	0.4%	5.5	0.4%
Impact of currency	4.6	1.0%	0.4	—%
Net sales - FY '21	$525.2	6.8%	$1,593.8	12.5%
International
Net sales - FY '20	$166.1		$565.5
Organic	15.1	9.1%	53.2	9.4%
Impact of FY 2021 Acquisitions	1.3	0.8%	6.7	1.2%
Impact of currency	14.1	8.5%	36.3	6.4%
Net sales - FY '21	$196.6	18.4%	$661.7	17.0%
Total Net sales
Net sales - FY '20	$658.0		$1,981.8
Organic	38.3	5.8%	206.3	10.4%
Impact of FY 2021 Acquisitions	4.9	0.7%	25.2	1.3%
Change in Argentina	1.9	0.3%	5.5	0.3%
Impact of currency	18.7	2.9%	36.7	1.8%
Net sales - FY '21	$721.8	9.7%	$2,255.5	13.8%

Results for the Quarter Ended June 30, 2021

Americas reported a Net sales increase of 6.8% as compared to the prior year. Excluding favorable foreign currency impact of $4.6, or 1.0%, and the favorable impact of the fiscal year 2021 acquisitions of 0.7% and Argentina operations of 0.4%, organic net sales increased 4.7% for the third fiscal quarter. The organic increase was driven by distribution gains in both the auto care and battery categories in North America and Latin America as well as strong auto replenishment. These increases were partially offset by a decline in North America battery sales compared to the strong COVID-19 related sales of the prior year.

International reported a Net sales increase of 18.4% as compared to the prior year. Excluding the impact of favorable foreign currency movement of $14.1, or 8.5%, and the impact of the fiscal year 2021 acquisitions of 0.8%, organic net sales increased 9.1% for the quarter. The increase was driven by auto care distribution gains and elevated demand in both the battery and auto care categories.

Results for the Nine Months Ended June 30, 2021

Americas reported a Net sales increase of 12.5% as compared to the prior year. Excluding the impact of acquisitions, which positively impacted Net sales by $18.5, or 1.3%, the favorable impact of Argentina operations of $5.5, or 0.4%, and favorable foreign currency impact of $0.4, organic net sales increased 10.8% for the nine months ended June 30, 2021. The organic increase was driven by distribution gains across both product groups, strong replenishment partially due to the net impacts of COVID-19 demand and price increases.

International reported Net sales increase of 17.0% as compared to the prior year. Excluding the impact of acquisitions, which positively impacted net sales by $6.7, or 1.2%, and the favorable foreign currency movement of $36.3, or 6.4%, organic net sales increased 9.4% driven by increased distribution and strong replenishment due to elevated COVID-19 demand levels and timing of activity between quarters as we lapped the prior year shifting of holiday orders from the first quarter of fiscal 2020 into the fourth quarter of fiscal 2019.

Segment Profit (In millions)	Quarter Ended June 30, 2021		Nine Months Ended June 30, 2021
	$ Change	% Chg	$ Change	% Chg
Americas
Segment profit - FY '20	$122.9		$353.9
Organic	3.2	2.6%	58.8	16.6%
Impact of FY 2021 Acquisitions	0.4	0.3%	3.0	0.8%
Change in Argentina	1.2	1.0%	4.3	1.2%
Impact of currency	—	—%	(4.1)	(1.1)%
Segment profit - FY '21	$127.7	3.9%	$415.9	17.5%
International
Segment profit - FY '20	$34.8		$127.4
Organic	(5.2)	(14.9)%	(10.5)	(8.2)%
Impact of FY 2021 Acquisitions	(0.1)	(0.3)%	0.4	0.3%
Impact of currency	6.3	18.1%	17.9	14.0%
Segment profit - FY '21	$35.8	2.9%	$135.2	6.1%
Total Segment profit
Segment profit - FY '20	$157.7		$481.3
Organic	(2.0)	(1.3)%	48.3	10.0%
Impact of FY 2021 Acquisitions	0.3	0.2%	3.4	0.7%
Change in Argentina	1.2	0.8%	4.3	0.9%
Impact of currency	6.3	4.0%	13.8	2.9%
Segment profit - FY '21	$163.5	3.7%	$551.1	14.5%
Refer to Note 8, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2021

Global reported segment profit increased 3.7% as compared to the prior year, driven by favorable currency of 4.0%. Offsetting this increase was the organic decrease was $2.0, or 1.3%. The Company had strong top-line growth, but this was almost fully offset by increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin. The Company also had synergies resulting in lower SG&A, but this was fully offset by the higher planned A&P investment in the quarter.

Americas reported segment profit increased by 3.9% as compared to the prior year. Organic segment profit increased by $3.2, or 2.6%, driven by top-line growth and realized synergies resulting in decreased SG&A. This was partially offset by higher operating costs, which unfavorably impacted gross margin as well as planned higher A&P spending.

International reported segment profit increased 2.9% as compared to the prior year. The favorable movement in foreign currencies of $6.3, or 18.1%, was partially offset by the unfavorable organic segment profit decline of $5.2, or 14.9%. The organic decline was driven by increased labor, tariffs and transportation costs, and an unfavorable mix shift to our auto care products, which negatively impacted gross margin and mostly offset the organic revenue growth. The segment profit was further impacted by higher overhead spending and planned higher A&P spending in the period.

Results for the Nine Months Ended June 30, 2021

Global reported segment profit increased 14.5% as compared to the prior year. The organic increase of $48.3, or 10.0%, was driven by top-line organic growth and realized synergies in the current year. Slightly offsetting the organic growth were operational costs related to COVID-19, unfavorable mix as well as increased operating costs that resulted from higher labor, tariffs and transportation costs, which negatively impacted gross margin, as well as slightly higher SG&A overhead due to the increased revenue and planned higher A&P investment.

Americas reported segment profit increased by 17.5% as compared to the prior year. The organic increase of $58.8, or 16.6%, was driven by strong top-line growth and synergy realization partially offset by operational costs related to COVID-19 and planned higher A&P spending.

International reported segment profit increased 6.1% as compared to the prior year. The favorable movements in foreign currencies of $17.9, or 14.0%, were partially offset by the unfavorable organic segment profit decline of $10.5, or 8.2%. The organic decline was driven by operational costs related to COVID-19, unfavorable mix as well as increased operating costs that resulted from higher labor, tariffs and transportation costs, which negatively impacted gross margin. The segment profit was further impacted by higher overhead spending and planned higher A&P spending in the period.

General Corporate and Global Marketing Expenses	For the Quarter Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
General corporate and other expenses	$21.5	$25.6	$71.3	$74.0
Global marketing expense	9.8	7.4	28.7	19.1
General corporate and global marketing expense	$31.3	$33.0	$100.0	$93.1
% of Net Sales	4.3%	5.0%	4.4%	4.7%

For the quarter ended June 30, 2021, general corporate and other expenses were $21.5, a decrease of $4.1 as compared to the prior year comparative period and for the nine months ended June 30, 2021 was $71.3, a decrease of $2.7 as compared to the prior year comparative period. The current quarter decrease was primarily driven by lower mark to market expenses on our deferred compensation plans as well as reduced stock compensation expense in the current year. The decrease for the nine month period was driven by synergy realization and reduced spending, due in part to travel restrictions imposed as a result of COVID-19, partially offset by higher legal and corporate development costs and mark to market expenses on our deferred compensation plans.

For the quarter and nine months ended June 30, 2021, global marketing expenses were $9.8 and $28.7, respectively, compared to $7.4 and $19.1, respectively, in the prior year comparative periods. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands. The increase was primarily driven by planned incremental investment in our branded product portfolio.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on November 17, 2020 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2021, Energizer had $207.7 of cash and cash equivalents, approximately 90% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered into a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2020, $550.0 was used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. In January 2021, the remaining $650.0 of proceeds were utilized to fund the redemption of the Company’s $600.0 7.750% Senior Notes due in 2027 at a redemption price equal to 110.965% of the aggregate principal amount.

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

The 2020 Revolving Facility replaced the previously outstanding 2018 Revolving Facility. The Company also amended certain covenants in its Credit Agreement, which are intended to create additional capacity and flexibility. As of June 30, 2021, the Company had $103.0 of outstanding borrowing under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $289.3 remained available as of June 30, 2021.

Operating Activities

Cash flow from operating activities from continuing operations was $17.5 in the nine months ended June 30, 2021, as compared to $231.9 in the prior year period. This decrease of $214.4 was primarily driven by working capital changes year over year of approximately $282, partially offset by the increase in cash earnings of approximately $72. The working capital change of approximately $281 was primarily result of the following:

•Approximately $115 in increased inventory investment compared to the prior year as we have taken a proactive approach to invest in incremental safety stock given the continued volatility of the global supply network–including uncertainty around product sourcing, transportation challenges and labor availability;

•Approximately $71 due to changes in accounts payable and accrued interest driven by timing of payments;

•Approximately $39 in accounts receivable due to higher current year sales compared to prior year; and

•The prior year receipt of approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment.

Investing Activities

Net cash used by investing activities from continuing operations was $109.9 and $47.4 for the nine months ended June 30, 2021 and 2020, respectively, and consisted of the following:

•Capital expenditures of $42.7 and $44.4 in the nine months ended June 30, 2021 and 2020, respectively.

•Proceeds from sale of assets of $1.5 in the nine months ended June 30, 2020.

•Acquisitions, net of cash acquired was $67.2 in the nine months ended June 30, 2021 for the fiscal year 2021 acquisitions.

•Acquisitions, net of cash acquired was $4.5 in the nine months ended June 30, 2020. The majority of this payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $0.9 was utilized to complete the CAE acquisition.

Investing cash outflows of approximately $30 to $37 are anticipated for the full fiscal year 2021 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $40 to $48 are anticipated in full fiscal year 2021 for integration related capital expenditures. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash used by financing activities from continuing operations was $957.5 for the nine months ended June 30, 2021 as compared to $115.4 in the prior fiscal year period. For the nine months ended June 30, 2021, cash used by financing activities from continuing operations consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $1,982.6 relating to the Term Loan funded in December 2020 and January 2021, and the June 2021 issuance of €650.0 Senior Notes due in 2029 (2029 EUR Notes);

•Payments of debt with maturities greater than 90 days of $2,770.2, primarily related to the October 2020 repayment of the $750.0 Senior Notes due in 2026 (2026 Notes), the $319.4 repayment of the Term Loan A and $313.5 Term Loan B in December 2020, the January 2021 repayment of the $600.0 Senior Notes due in 2027 (2027 Notes), and the June 2021 repayment of the €650.0 Senior Notes due in 2026 (2026 EUR Notes).

•Net increase in debt with original maturities of 90 days or less of $106.6 primarily related to borrowing under our 2020 Revolving Facility;

•Premiums paid on extinguishment of debt of $141.1 funded the October 2020 redemption of the 2026 Notes, the January 2021 redemption of the 2027 Notes, and the June 2021 repayment of the 2026 EUR Notes;

•Debt issuance costs of $27.6 relating to the funding of the Term Loan in December 2020 and January 2021 and the 2029 EUR Notes in June 2021;

•Payment of contingent consideration of $3.9 related to the achievement of a CAE acquisition earn out threshold;

•Dividends paid on common stock of $63.8 (see below);

•Dividends paid on mandatory convertible preferred stock (MCPS) of $12.1 (see below);

•Common stock repurchases of $21.3 at an average price of $42.61 per share (see below); and

•Taxes paid for withheld share-based payments of $6.7.

For the nine months ended June 30, 2020, cash from financing activities from continuing operations consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $620.6 relating to the add on offering of $250.0 of our 2026 Notes and the refinancing of the 2018 Term Loans in December 2019;

•Payments of debt with maturities greater than 90 days of $770.3, related to the Term Loan refinancing in December 2019, the repayment of $345.8 of debt from the proceeds of the Varta divestiture as well as incremental payments on the 2018 Term Loan A and 2018 Term Loan B;

•Net increase in debt with original maturities of 90 days or less of $171.5, primarily related to borrowings on the 2018 Revolving Credit Facility;

•Debt issuance costs of $6.1 relating to the add on offering of $250.0 of our 2026 Notes and the Term Loan refinancing;

•Dividends paid on common stock of $64.3;

•Dividends paid on MCPS of $12.1;

•Common stock repurchases of $45.0 at an average price of $45.93 per share; and

•Taxes paid for withheld share-based payments of $9.7.

Dividends

On November 12, 2020, the Board of Directors declared a cash dividend for the first quarter of fiscal 2021 of $0.30 per share of common stock, payable on December 18, 2020. On February 1, 2021, the Board of Directors declared a cash dividend for the second quarter of 2021 of $0.30 per share of common stock, payable on March 11, 2021. On May 3, 2021, the Board of Directors declared a cash dividend for the third quarter of fiscal 2021 of $0.30 per share of common stock, payable on June 15, 2021.

The Company also paid a cash dividend of $1.875 per share of MCPS on October 15, 2020 which had been declared in fiscal 2020. On November 12, 2020, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, which was paid on January 15, 2021. On February 1, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, which was paid on April 15, 2021. On May 3, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on July 15, 2021, to all shareholders of record as of the close of business on July 1, 2021. This dividend was accrued at June 30, 2021.

Subsequent to the end of the fiscal quarter, on August 2, 2021, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2021 of $0.30 per share of common stock, payable on September 14, 2021, to all shareholders of record as of the close of business on August 24, 2021.

Subsequent to the end of the fiscal quarter, on August 2, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on October 15, 2021, to all shareholders of record as of the close of business on October 1, 2021.

Share Repurchases

In November 2020, the Company's Board of Directors put in place a new authorization for the Company to acquire up to 7.5 million shares of its common stock. During the nine months ended June 30, 2021, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, under this authorization.

The Company intends to enter into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021, which, based on the August 6, 2021 closing price of the Company's common stock, equates to approximately 1.8 million shares and represents approximately 2.5% of the Company's fully diluted outstanding stock. The Company expects to fund these repurchases using available cash on hand and revolver borrowings, and anticipates that the ASR program will be completed before the end of the calendar year 2021.

Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

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
Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2021 were $9.2. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

A summary of Energizer's significant contractual obligations at June 30, 2021 is shown below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt, including current maturities	$3,367.8	$12.0	$24.0	$24.0	$3,307.8
Interest on long-term debt (1)	919.8	126.3	251.7	249.5	292.3
Notes payable	103.4	103.4	—	—
Operating leases (2)	174.5	19.6	34.5	31.5	88.9
Capital leases (3)	85.4	5.0	9.9	10.0	60.5
Pension plans (4)	1.1	1.1	—	—	—
Purchase obligations and other (5)	34.0	12.8	14.2	6.2	0.8
Mandatory transition tax	16.7	—	—	9.4	7.3
Total	$4,702.7	$280.2	$334.3	$330.6	$3,757.6
(1) The above table is based upon the debt balance and LIBOR rate as of June 30, 2021. Energizer has an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700 of Energizer's variable rate debt at an interest rate of 0.95%.
(2) Operating lease payments include the net present value of the lease obligation of $121.0 as well as the imputed interest included in the payment of $53.5.
(3) Capital lease payments include the full capital leases obligation of $44.9 as well as the interest included in the payment of $40.5.
(4) Globally, total expected pension contributions for the Company for fiscal year 2021 are estimated to be $4.4. The Company has made payments of $3.3 year to date. The projected payments beyond fiscal year 2021 are not currently estimable.
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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2021 and September 30, 2020, Energizer had an unrealized pre-tax loss of $1.6 and $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2021 levels over the next twelve months, $1.8 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2021 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2022.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended June 30, 2021 and 2020 resulted in a loss of $0.3 and $0.6, respectively, and a loss of $0.9 and $2.2 for the nine months ended June 30, 2021 and 2020, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into 2022. There were 12 open contracts at June 30, 2021, with a total notional value of approximately $18. The pre-tax gain recognized on the zinc contracts was $7.3 at June 30, 2021 and $4.4 at September 30, 2020, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2021, Energizer had variable rate debt outstanding of $1,300.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

At June 30, 2021, Energizer recorded a unrealized pre-tax gain of $9.8 on the 2020 Interest rate swap, and at September 30, 2020, the Company recorded an unrealized pre-tax net loss of $7.3 on the 2017 and 2018 interest rate swaps. For the quarter ended June 30, 2021, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 2.96%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 17, 2020, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2021 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	—	—	7,000,000
May 1 - May 31	—	$—	—	7,000,000
June 1 - June 30	150	$42.20	—	7,000,000
Total	150	$42.20	—	7,000,000
(1) 150 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) On November 12, 2020, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares. This replaced the prior authorization that was outstanding.

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

4.6
Indenture, dated as of June 23, 2021, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time, The Bank of New York Mellon Trust Company, N.A., as Trustee and Registrar, and The Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.7	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).

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

10.6
Retirement Transition Agreement, dated as of June 29, 2021, by and between Timothy W. Gorman and Energizer Brands, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2021)

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Timothy W. Gorman
Timothy W. Gorman
Executive Vice President and Chief Financial Officer

Date:	August 9, 2021