Form 10-K
period 2021-09-30
ENERGIZER HOLDINGS, INC.
filed 2021-11-16
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2021, the last day of the registrant's most recently completed second quarter: $2.1 billion.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 15, 2021: 66,864,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 31, 2022, have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2021.

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

Energizer, through its operating subsidiaries, is a global diversified household products leader in batteries, auto care and portable lights. Energizer is one of the world’s largest manufacturers, marketers and distributors of household and specialty batteries; automotive appearance, performance, refrigerant and freshener products; and portable lights. Information about our legal separation from our former parent company, recent acquisitions and divestment can be found in the MD&A and Notes 1, 4 and 5 to our Consolidated Financial Statements.

Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries and is recognized worldwide for innovation, quality and dependability across its brands which include Energizer®, Eveready® and Rayovac® brands which are marketed and sold around the world.

Energizer's shares of common stock are traded on the New York Stock Exchange under the symbol "ENR."

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

Narrative Description of the Business

Our Products

Energizer offers household batteries including primary, rechargeable, specialty and hearing aid using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold globally under the Energizer, Eveready and Rayovac brands, including hearing aid batteries, and the Varta® brand in Latin America and Asia Pacific. Our portfolio spans the performance, premium and price segments.

In addition, we offer auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh, disinfect and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven® and Bahama & Co®.

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

In addition, we offer an extensive line of lighting products designed to meet a variety of consumer needs. We distribute, and market lighting products including handheld, headlights, lanterns, and area lights. In addition to the Energizer, Eveready and Rayovac brands, we market our flashlights under the Hard Case®, Dolphin®, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer, Eveready and Rayovac brands to companies developing consumer solutions in solar, automotive batteries, portable power for critical devices (like smart phones), generators, power tools, household light bulbs and other lighting products.

Additional information about our products can be found in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" ("MD&A") in Part II, Item 7 of this Report, and Note 3, Revenue, to our Consolidated Financial Statements.

Our Industry

We are a branded manufacturing and distribution company that markets and sells in the battery, auto care and portable lights categories.  These categories are highly competitive, both in the U.S. and on a global basis. We invest in our brands and innovation to meet the needs of consumers, and with our large global footprint, we both manufacture and source our products. Competition within our categories is based upon brand perceptions, product performance, price, retail execution and customer service. Key drivers of the battery business are device usage, consumer demographics and disasters. Competition in this category remains aggressive in the U.S. and other markets and could continue to put additional pressure on our results going forward, particularly as consumers shift consumption between channels such as e-commerce and discounters.

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2021, only Wal-Mart Stores, Inc. accounted for ten percent or more (13.7%) of the Company's annual sales.

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

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The principal raw material used by auto care is refrigerant R-134a, plastic, silicone, steel and aluminum. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of most raw materials and component parts required for all of our operations are available at the present time, although we cannot predict their future availability or prices. Our raw materials and component parts are generally available from a number of different sources, and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances like force majeures. We have not experienced any significant interruption in availability of raw materials but have seen some shortages and allocations in chemicals and materials due to increased demand and production issues tied to weather, mainly related to our auto care operations. We are working to qualify additional sources to ensure continuity and resiliency of supply for these items. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery, auto care and portable lights categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer, Rayovac, and Eveready trademarks globally, and license Varta trademarks, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. The number of Energizer, Rayovac, Eveready, Energizer Bunny, and Mr. Energizer trademarks, including related designs, slogans and sub-brands, is currently over 2,900 worldwide.

In our auto care business, we also have the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, Eagle One, Armor All, STP, Tuff Stuff, Kent Car Care, A/C Pro and the Nu Finish trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is currently over 1,800 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, automotive fragrance, performance and appearance products and portable lights, which we believe are significant to our business.

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

Human Capital Resources

As of September 30, 2021, we have approximately 6,000 employees located across 38 countries, including approximately 2,400 employees based in North America, 1,900 employees in Asia Pacific, 900 employees in Europe, the Middle East and Africa, and 800 employees in Latin America. Approximately 480 employees are unionized, primarily at our Fennimore, Wisconsin; Portage, Wisconsin; and Marietta, Ohio, facilities. We consider our employee relations to be good.

Governance

Energizer believes that strong governance principles, policies and practices contribute to better results for our shareholders. We are proud to have a diverse and independent board of directors with the skills, experience and perspectives to help chart the course of our global company.

The Human Capital Committee oversees company policies and practices related to human capital management, including those related to our culture, diversity and inclusion efforts, and rewards and compensation programs. Under the leadership of our Chief Executive Officer, our Chief Human Capital Officer is responsible for developing and executing key aspects of our human capital strategy, including the attraction, development, retention, and engagement of talent to deliver on the Company’s strategy and the design of competitive compensation and employee benefit programs.

Diversity, Equity, Inclusion and Belonging

At Energizer, diversity, equity, inclusion and belonging (DEIB) is a business imperative, not strictly a Human Resources initiative. As a global Company, we are committed to fostering an inclusive and diverse culture where colleagues feel a sense of belonging, feel listened to, are included in discussions and are valued for their contributions. We believe that by embracing our colleagues’ diverse cultures, experiences, and ways of thinking we will deliver better business results and have a more engaged workforce.

To promote our culture of inclusion and belonging, we require learning opportunities for our global colleagues to help build self-awareness and accelerate personal growth. We encourage open dialogue among colleagues and the sharing of experiences to create a welcoming and respectful environment where people feel valued as well as a sense of belonging, and managers and teams leverage our discussion tools for one-on-one and small group discussions.

Our recruitment strategies are intended to ensure a diverse pipeline of candidates to meet the needs of our business today and in the future. We continually assess our talent decisions to ensure fair and objective hiring practices.

Top DEIB priorities for the Company include:

•A focus on driving colleagues’ engagement by fostering an inclusive workplace;

•A comprehensive diversity, equity and inclusion learning and development plan to increase awareness, build allyship skills and drive inclusive behaviors; and
•A commitment to recruiting, developing and retaining diverse colleagues.

In 2021, our Global DEIB Council, which is sponsored by our Chief Executive Officer and Chief Human Capital Officer, implemented a learning plan for all our global colleagues to build awareness and drive inclusive behavior. During the year, 98% of our global workforce completed our “Being Inclusive and Diverse” training program. We also conducted training for people managers which focused on unconscious biases and inclusive leadership. We published stories written by our diverse colleagues who shared their experiences with our organization. The Global DEIB Council’s priorities for 2022 include:

•Promoting a workplace where colleagues feel safe to express their perspectives and feel a sense of belonging to our team.
•Building allyship skills through increasing awareness and understanding in diversity, equity, and inclusion.
•Embracing diversity to attract, recruit, develop and retain top talent.

Results-Driven, Collaborative Culture

Energizer colleagues are passionate about working together to win. We focus our company-wide efforts on creating an environment where our colleagues feel respected and valued and can contribute to their fullest potential. As one team we learn together, care about each other and do the right thing to deliver results. We are on a journey to cultivate a culture that will drive our business and build a bright future for our brands, our products, our customers, our consumers, and our colleagues. From townhalls and leadership forums, to quarterly engagement surveys – which we conduct through a third-party partner – we seek out colleague feedback and take action to improve our culture and the employee experience. Our average engagement score, which reflects fiscal 2021 surveys through July 2021, is 78 and exceeds the global benchmarks from our third-party survey provider.

Additionally, our culture champion network, with members in all our major global markets, leads local efforts to create inclusive and diverse work environments and bring our values to life.  Through virtual meetings and global events, we leverage technology to bring our colleagues together across multiple time zones and geographies and to create a global sense of community at Energizer.

Talent Development

Engaged, driven and productive colleagues are essential to achieving growth. All colleagues participate in annual training focused on topics related to ethics, compliance, inclusion, belonging and diversity.  For salaried colleagues, we offer a catalog of more than 1,800 online courses from IT skills to business acumen and leadership skills, along with an online competency model library and supporting training resources. Specific skills-based training is provided to colleagues within their function, ensuring necessary job skills and requirements are understood, and developmental opportunities are available. We also encourage career development through individual development planning, formal mentoring programs, team effectiveness workshops, project and change management training, and leadership development programs. For hourly colleagues, we conduct annual safety, health and environmental training as well as equipment and other job-relevant training. All colleagues are encouraged to communicate their career interests to their manager and have access to our internal career center to view available positions.

Pay

Our primary compensation strategy is to “pay for performance” on both a long term and annual basis, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe our compensation guiding principles are strongly aligned with our corporate strategic priorities and our vision for shareholder value creation.

We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct global pay equity assessments and compensation reviews, and we are actively working to reduce unconscious bias in our hiring practices, performance reviews, succession planning and promotion opportunities

Workplace Safety

We care about our colleagues and anyone who enters our workplace. Our Environmental, Health and Safety program focuses on implementing policies and training programs, as well as performing self-audits, to ensure our colleagues leave their workplace safely, every day. Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program (VPP) for their low injury rates, employee engagement and other programs. To put that in context, out of about 8 million workplaces in the entire U.S., only approximately 2,100 have earned

VPP recognition. We have globally adopted the same safety programs used by these recognized Energizer sites to maintain a high standard for performance across our operations.

During the ongoing global COVID-19 pandemic, we have continued to focus on keeping our colleagues safe. In addition to regular communications from our CEO to all global colleagues, each Energizer location developed pandemic protocols such as increased sanitation procedures, marking off safe distances, physical barriers between workstations, closing common areas, supplying personal protective equipment, and staggering arrival and departure times to reduce contact. We implemented flexible policies for our workforce by expanding our sick leave for those who became ill or needed to care for family members. Colleagues who were able to perform their jobs from home were permitted to work remotely, and we adjusted working hours of many of our field sales force to ensure products could be merchandised at times that would minimize interaction with retail staff and consumers. Our experience and continuing focus on workplace safety have enabled us to preserve our commitment to keeping our colleagues and workplace visitors safe during the pandemic.

Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. As noted above, the ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our colleagues. Energizer’s benefit plans and programs are designed to support the four key areas of our colleagues’ overall well-being: physical, mental, social, and financial. We believe such plans are market competitive, offer flexibility and choice to meet the diverse needs of colleagues and their families, and promote shared responsibility and decision making by helping colleagues understand and make educated decisions about their benefits package. Overall well-being is more important now than ever, and our colleagues’ value holistic resources to help them balance work and home demands. We provide ongoing communications and tools to continue meeting our colleagues’ needs, including a well-being program. In order to attract and retain employees of the highest caliber, we offer a competitive benefits package focused on fostering work/life integration. In 2021, we expanded our Employee Assistance Program to cover all global colleagues and implemented flexible working framework for our workforce.

Community

Energizer believes in supporting the communities where we live, work, and play. Many of our colleagues are highly active with charities of their own choosing and the Energizer Giving Foundation enables them to make a greater difference by matching their contributions dollar-for-dollar. In times of natural disasters or other crises, such as hurricane destruction, colleagues’ charitable contributions made to qualifying relief agencies are eligible for a 200% match. Energizer also supports disaster relief efforts through our partnership with Feed the Children.

Since 2016, Energizer has donated nearly 14 million batteries and portable lighting products in North America alone. The World Health Organization celebrates World Hearing Day every March to raise awareness of hearing loss, encourage individuals to recognize the signs of hearing loss in themselves or loved ones and advocate for audiology checkups. In support of this effort, Rayovac promotes an online hub of information and articles for consumers to raise awareness of the seriousness and importance of hearing loss, and help people to recognize their own hearing loss, or recognize the symptoms in a loved one – prompting them to get a checkup.

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

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ aftermarket A/C products have become the subject of regulatory focus due to their potential to contribute to global warming. The EU passed regulations that prohibited the use of R-134a in the cooling systems of new vehicles by 2017 and set a target of an 80% reduction in use by 2030. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, while such regulations are not currently in effect at the federal level, the applicable regulations could be implemented and if so, depending on the scope and timing of the regulations, could have a materially adverse impact on our business. In addition, individual states are regulating the sale and distribution of products containing R-134a. In addition, regulations may be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants.

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

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The discussion below addresses the material factors, of which we are currently aware, that could affect, and in certain cases have affected, our businesses, results of operations and financial condition and make an investment in the Company speculative or risky.

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
•We rely significantly on information technology and any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.
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
•The 2019 auto care and battery acquisitions from Spectrum Brands may have liabilities that are not known to us and the acquisition agreements may not provide us with sufficient indemnification with respect to such liabilities.
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

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Economic, Competitive and Industry Risks

Global economic and financial market conditions, including the conditions resulting from the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.

The COVID-19 pandemic has caused considerable volatility to global economic conditions and the economies in regions in which we conduct business. While we experienced reduced demand for certain of our consumer products as a result of the pandemic, demand increased for other products. In the future, our business might be adversely affected in a material way by lower consumer demand as a result of recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided. In response to unfavorable economic conditions, there could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of purchasing patterns to lower cost options such as “private label” brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Conversely, rapid increases in demand as a result of improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2021. Future changes to U.S. or foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations, and fear of exposure to or actual impacts of a widespread disease outbreak, such as the ongoing COVID-19 pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We face intense competition from consumer product companies both in the U.S. and in global markets. Most of our products compete with other widely advertised, promoted and merchandised brands within each product category. The categories in which we operate are mature and highly competitive, with a limited number of large manufacturers competing for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, our customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either a reduction of our margins or the loss of distribution to lower-cost competitors.

Competition in our product categories is based upon brand perceptions, innovation, product performance, customer service and price. Our ability to compete effectively is, and in the future could be, affected by a number of factors, including:

•Certain of our competitors have substantially greater financial, marketing, research and development, and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than we can.
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
•Due to increased demand for certain of our products in response to COVID-19, we expect heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of our product categories. We expect such activities to include more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new products. We expect promotional activities to increase as retailers try aggressively to get consumers back into their stores following the easing of restrictions. Furthermore, our competitors may attempt to gain market share by offering products at prices at or below those we typically offer.

Changes in the retail environment and consumer preferences could adversely affect our business, financial condition and results of operations.

Our sales have historically been largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, the retail environment continues to evolve and may change to a more significant extent or at a faster pace during or following the COVID-19 pandemic, with a greater consumer emphasis on health and wellness. Alternative retail channels, including hard discounters, e-commerce retailers and subscription services, have become more prevalent, and retailers are increasingly selling consumer products through such channels. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Although we are engaged in e-commerce with respect to many of our products, if we are not successful in expanding sales in such alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly private label products may reduce our ability to market and sell our products through such retailers. If these alternative retail channels were to take significant market share away from traditional retailers and/or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

Our failure to adapt to changing consumer preferences and market dynamics or expand sales through e-commerce retailers, hard discounters and other alternative retail channels, may negatively impact our business, financial condition and results of operations. With the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. This trend has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies, demand lower pricing, or higher trade discounts or impose other burdensome requirements on product suppliers. These business demands may relate to inventory practices, in-store or online product placement, transportation and storage or product packaging. Such customers may also shift their focus away from branded products toward private label or other aspects of the customer-supplier relationship. These large consolidated companies could also exert additional competitive pressure on our other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on us. If we cease doing business with a significant customer or if sales of our products to a significant customer materially decrease due to customer inventory reductions or otherwise, our business, financial condition and results of operations may be harmed.

We must successfully manage the demand, supply, and operational challenges brought about by the ongoing COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak or similar widespread public health concern, such as COVID-19, negatively impacted portions of our business in fiscal 2021, and could continue to negatively impact our overall business, financial position and financial results. These impacts may include, but are not limited to:

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
▪Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements, such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability, as well as due to stressors on these elements resulting from an economic recovery. In addition, we may incur higher costs for transportation, workforce and distribution capability in order to maintain the surety of supplying product to our customers;
▪Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us to meet those obligations in a timely manner, which may be caused by their own financial or operational difficulties and may adversely impact our operations, liquidity and financial results; and
▪Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products, which may include, but are not limited to, quarantines, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our operating and manufacturing capabilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

We have incurred additional costs as a result of COVID-19 and may continue to incur additional costs if we are required to implement additional operational changes in response to the pandemic, including due to government requirements. For example, our incremental COVID-19 related costs of products sold were approximately $6 million and $24 million in fiscal 2021 and 2020, respectively. We also cannot predict the impact that the ongoing pandemic will have on our customers, suppliers, vendors and other business partners, and their respective financial conditions. Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and the impacts of any future economic downturn.

Loss or impairment of the reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands. Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of our business. Negative publicity about us or our brands, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use, matters related to climate and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media or network sites. Our operating results could be adversely affected if any of our brands suffers damage to its reputation due to real or perceived quality issues. Any damage to our brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors, and adversely affect our business, financial condition and results of operations.

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

We have implemented price increases in the past, including those announced during fiscal 2021, and may implement price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If we are unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow our product categories or develop, acquire or successfully launch new products or brands, we may not achieve our sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on our financial condition and results of operation. In addition, changes to the mix of products that we sell, as well as the mix of countries in which we sell our products, may adversely impact our net sales, profitability and cash flow.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.

We currently conduct our business on a worldwide basis, with more than 40% of our sales in fiscal year 2021 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of COVID-19 or other outbreaks of infectious diseases, import and export laws or other government actions generating a negative impact on our business, including changes in trade policies that may be implemented;
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
•difficulties in obtaining or unavailability of raw materials;
•difficulty in enforcing contractual and intellectual property rights;
•lack of well-established or reliable, and impartial legal systems in certain countries where we operate;
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the FCPA; and
•risks related to natural disasters, terrorism, social unrest and other events beyond our control.

Brexit has created and may continue to create legal, political and economic uncertainties and impacts, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to our workforce or the workforce of our suppliers or business partners, and increased foreign exchange volatility with respect to the British pound. All of the foregoing risks could have a significant adverse impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, the imposition of tariffs and/or increases in tariffs on various products by the U.S. and other countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. New and increased tariffs have subjected, and may in the future subject, us to additional costs and expenditures of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could negatively affect the trade environment and consumer purchasing behavior and have a material adverse effect on our financial condition and results of operations.

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

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire certain products in sufficient quantities. Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This could cause us to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service. Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability as a result of the pandemic, all of which tends to make the supply environment more expensive. The shutdown of one or more of our vendors could disrupt the supply of products necessary to our operations. If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Our business is vulnerable to the availability of raw materials, as well as our ability to forecast customer demand and manage production capacity.

Our ability to meet customer demand depends, in part, on our production capacity and on obtaining supplies, a number of which can only be obtained from a single supplier or a limited number of suppliers. A reduction or disruption in our production capacity or our supplies could delay products and the fulfillment of orders and otherwise negatively impact our business and reputation.

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

Our ability to meet customer demand also depends on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages of critical materials. In addition, a number of our raw materials are obtained from a single supplier. Many of our suppliers must undertake a time-consuming qualification process before we can incorporate their raw materials into our production process. If we are unable to obtain materials from a qualified supplier, it can take up to a year to qualify a new supplier, assuming an alternative source of supply is available. Our raw materials and component parts are also susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. We have experienced some shortages and allocations of component parts due to COVID-19, mainly related to our auto care operations. We continue to qualify additional sources to ensure continued supply of these items. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in production costs, including raw material prices, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.

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

Reduced availability of transportation options has caused, and could continue to cause, us to incur unanticipated expenses. We believe commodity price and other cost increases and volatility, especially due to the ongoing COVID-19 pandemic, could continue in the future. If such increases occur or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our results of operation would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, such as the ongoing COVID-19 pandemic, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

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

We rely significantly on information technology and any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. We have seen an increase in the number of such attacks recently as a large number of our employees are working remotely and accessing our technology infrastructure remotely as a result of the ongoing COVID-19 pandemic. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. We cannot guarantee that our security efforts will prevent or timely detect attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. In addition, any significant breaches or breakdowns of such databases or systems could result in significant costs, including costs to investigate or remediate. While we have taken steps to maintain and enhance adequate cyber security and address these risks and uncertainties by implementing additional security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. If the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches, cyberattacks or other similar events or as a result of legacy systems, and if our business continuity plans do not effectively resolve such issues on a timely basis, we may experience interruptions in our ability to manage or conduct business. We might also experience reputational harm, governmental fines, penalties, regulatory proceedings, litigation and remediation expenses, any of which may adversely impact our business. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Data breaches or theft of personal information we and our third-party service providers collect, as well as company information and assets, may occur in the future and the failure to implement adequate protections against such intrusions may adversely affect our reputation and financial condition.

We may not be able to attract, retain and develop key personnel, as well as effectively manage human capital resources.

Our future performance depends significantly, in part upon the continued service of our executive officers and other key personnel, as well as our continuing ability to attract, retain and develop highly qualified personnel, including future members of our management team. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future. A failure to adequately manage human capital resources could have a material adverse effective on our business, prospects, reputation, financial condition and results of operations. Additionally, the escalating costs of offering and administering health care, retirement and other benefits for employees could result in reduced profitability.

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

As of September 30, 2021, our total aggregate outstanding indebtedness was approximately $3.5 billion. We had $287.3 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $7.7 million. This significant amount of debt could have important consequences to us and our shareholders, including:

•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements that limit our operations and borrowing, and place restrictions on our ability to pay dividends or repurchase common stock;
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

In addition, the London Interbank Offered Rate, or LIBOR, the interest rate benchmark used as a reference rate for borrowings under our revolving credit facility and certain derivative instruments, is expected to be phased out in calendar year 2023. A reference rate based on the Secured Overnight Financing Rate, or another alternative benchmark rate, is expected to be established to replace LIBOR. Once the relevant administrator announces that LIBOR has ceased or will cease to be available, or the required lenders elect to opt-in early to a new reference rate, the Company and the lenders under the revolving credit facility will be required to mutually select a substitute reference rate, and if such substitute reference rate, or the replacement reference rate for our derivative instruments, is higher than LIBOR, our interest expense related to such borrowings may increase.

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

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, depend on certain estimates and assumptions related to, among other things, a number of factors: product category growth; development and launch of innovative new products; market share projections; product pricing and sale, volume and product mix; foreign exchange rates and volatility; tax rates; manufacturing costs including commodity prices; distribution channel volume and costs; cost savings; accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans; and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, pay dividends and meet debt obligations.

We develop our financial projections based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made. Our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

If we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties, dilution, and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that could further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. Some of the areas where we face risks include:

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

The 2019 acquisitions of the auto care and battery businesses from Spectrum (the Acquisitions) may have liabilities that are not known to us and the acquisition agreements may not provide us with sufficient indemnification with respect to such liabilities.

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

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects; alleged contaminants in our products; and allegations that our products provide inadequate instructions or warnings regarding their use; and failure to perform as advertised. Product liability, advertising and labeling claims could result in negative publicity that could harm our reputation, sales and results of operation. If any of our products are found to be defective, we may recall such products, which could result in adverse publicity and significant expenses. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product withdrawals or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor, and certain investor may divert from, or avoid investing in, our securities. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment, as well as increasing the cost of capital. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

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

In November 2020, the Board of Directors authorized the Company to repurchase up to 7.5 million of our common stock. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The Board’s decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, legal requirements and regulatory constraints. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.

We cannot guarantee the timing, amount or payment of dividends on our common stock.

The timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Directors. The Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, legal requirements and regulatory constraints. The payment of dividends on our common stock is also subject to the preferential rights of the Mandatory Convertible Preferred Stock and other preferred stock that the Board may create from time to time. We cannot guarantee that we will continue to pay dividends in the future.

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

Risk Related to Anti-Takeover Measures

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
Americas
Asheboro, NC (an owned manufacturing plant and an owned packaging facility)
Garrettsville, OH (an owned manufacturing plant)
Marietta, OH (an owned manufacturing plant)
Westlake, OH (an owned research facility)
Dixon, IL (a leased packaging facility)
Dayton, OH (a leased manufacturing and distribution facility)
Fennimore, WI (an owned manufacturing facility)
Portage, WI (an owned manufacturing facility)
Franklin, IN (a leased distribution and packaging facility)
International
Bekasi, Indonesia (an owned manufacturing facility)
Cimanggis, Indonesia (an owned manufacturing facility on leased land)
Jurong, Singapore (an owned manufacturing facility on leased land)
Alexandria, Egypt (an owned manufacturing facility)
Washington, UK (a leased manufacturing facility)
Rassau, UK (a leased manufacturing facility)
Jaboatao, Brazil (an owned manufacturing facility)
Santo Domingo, Dominican Republic (an owned distribution facility)
In addition to the properties identified above, Energizer and its subsidiaries own or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

Through our global supply chain and global manufacturing footprint, we strive to meet diverse consumer demands within each of the markets we serve. Our portfolio of household and specialty batteries, and portable lights, automotive fragrance and appearance products is distributed through a global sales force and global distributor model.

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 16, 2021. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Mark S. LaVigne - President and Chief Executive Officer. Mr. LaVigne has served as President since 2019 and as Chief Executive Officer since January 1, 2021. He previously served as Chief Operating Officer since 2015, and as Executive Vice President from 2015 to 2019. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 50.

Sue K. Drath - Chief Human Capital Officer. Ms. Drath has served as Chief Human Capital Officer since 2015 and is responsible for Energizer's global human resources function including culture, engagement, diversity, talent acquisition, rewards and development for our global colleagues. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Ms. Drath was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration. Age: 51.

John J. Drabik - Executive Vice President, Chief Financial Officer. Mr. Drabik was appointed as Executive Vice President, Chief Financial Officer effective October 1, 2021. Mr. Drabik previously served as Senior Vice President, Corporate Controller, and was our Chief Accounting Officer, since 2019. Mr. Drabik is responsible for the Company’s global accounting, financial support and information technology functions. Mr. Drabik joined Energizer in 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from 2013 to 2017 and Vice President, Corporate Controller and Treasurer from to 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a B.S. degree in Accounting from the University of Missouri at Columbia. Age: 49.

Sara B. Hampton – Vice President, Global Controller and Chief Accounting Officer. Ms. Hampton has served as the Company’s Vice President, Global Controller since April 2021, and was appointed as Chief Accounting Officer effective October 1, 2021. She previously served as the Company’s Assistant Controller since 2015. Prior thereto, Ms. Hampton held other positions of increasing responsibility within the Company’s external reporting and finance organization, including Director, Financial Reporting and Senior Manager, External Reporting. Before joining the Company in 2004, Ms. Hampton held audit roles at Deloitte & Touche LLP. Ms. Hampton earned a B.S. degree in Accounting from Southern Illinois University Edwardsville. Age: 45.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2021, there were approximately 5,269 shareholders of record of the Company's Common Stock under the symbol "ENR".
The Company expects to continue to pay regular quarterly dividends. However, future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared at the sole discretion of the Company's Board of Directors. See Item 1A - Risk Factors - Risks Related to Our Common Stock - We cannot guarantee the timing, amount or payment of dividends on our common stock.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2021 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	116	$43.21	—	7,000,000
August 1, 2021 - August 31, 2021	—	$—	1,507,538	5,492,462
September 1, 2021 - September 30, 2021	49	$38.18	—	5,492,462
Total	165	$41.72	—	5,492,462

(1) 165 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) The Company entered into a $75.0 million accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. Under the terms of the agreement, the 1.5 million shares were delivered in August 2021 with the remainder to be delivered at termination of the agreement, on or before November 18, 2021. The Company expects approximately 1.9 million total shares to be repurchased under the ASR.

The graph below matches Energizer Holdings, Inc.'s cumulative total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2016 to 9/30/2021.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20	9/30/21
Energizer Holdings, Inc.	100.0	94.4	122.8	93.8	86.4	88.6
S&P Midcap 400	100.0	117.5	134.2	130.9	128.0	184.0
S&P Household Products	100.0	102.9	100.0	140.1	160.2	160.0

Item 6. Reserved.

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

You should read the following MD&A in conjunction with the audited Consolidated Financial Statements and corresponding notes included elsewhere in this Annual Report. This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see Part I. Item 1A “Risk Factors” above and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements including, but not limited to, those discussed in Part I, Item 1A, “Risk Factors," as updated from time to time in the Company’s SEC filings.
Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs and related items, an acquisition earn out, loss on extinguishment of debt, settlement loss on pension plan termination and the one-time impact of Tax structuring, Coronavirus Aid, Relief and Economic Security (CARES) Act and the December 2017 Tax Cuts and Jobs Act (2017 tax reform). In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, global marketing expenses, R&D expenses, amortization expense, interest expense, loss on extinguishment of debt, other items, net, charges related to acquisition and integration, acquisition earn out and settlement loss on pension plan termination have all been excluded from segment profit.

Adjusted net earnings from continuing operations and Adjusted Diluted net earnings per common share - continuing operations (EPS). These measures exclude the impact of the costs related to acquisition and integration, an acquisition earn out, loss on extinguishment of debt, the settlement loss on pension plan terminations, and the one-time impact of tax structuring, the CARES Act and 2017 tax reform.

Non-GAAP Tax Rate. This is the tax rate when excluding the after tax impact of acquisition and integration, acquisition earn out, the loss on extinguishment of debt and the settlement loss on pension plan terminations calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of the tax structuring, CARES Act and 2017 tax reform.

Organic. This is the non-GAAP financial measurement of the change in revenue or segment profit that excludes or otherwise adjusts for the impact of acquisitions, change in Argentina operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed two acquisitions in the first fiscal quarter of 2021, a battery plant in Indonesia on October 1, 2020 and a formulation company in the United States on December 1, 2020 (Formulations Acquisition), the Auto Care Acquisition on January 28, 2019, the Battery Acquisition on January 2, 2019, and the Nu Finish Acquisition on July 2, 2018. These adjustments include the impact each acquisition's on-going operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs or the one-time inventory fair value step up costs associated with the acquisitions.

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

Adjusted Gross Profit, Adjusted Gross Margin and adjusted Selling, General & Administrative (SG&A) as a percent of sales. Details for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to acquisition and integration, acquisition earn outs and inventory step up from purchase accounting.

Novel Coronavirus (COVID-19)

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 health crisis poses significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates.

During these challenging times, the Company is operating with two enduring principles - ensuring the health and safety of our colleagues and business continuity. We are following the guidelines issued by the U.S. Center for Disease Control and Prevention and the World Health Organization and have instituted work from home for our office locations. We have also instituted additional measures at our production facilities, including temperature monitoring, enhanced facility cleaning, visual cues to aid in social distancing, and staggered shifts to minimize the number of colleagues on-site at any given time. We encourage colleagues to stay home if they or their family members are ill.

During natural disasters and other crises such as the COVID-19 pandemic, our battery products are needed not only by consumers who have purchased devices for working at home and entertaining their families, but as well as healthcare professionals and others who are directly combatting COVID-19, including doctors, nurses and first responders. This has been evident in the increased demand for our battery products in the U.S. across nearly all retail channels. Energizer provides batteries that power medical devices, including touchless thermometers, blood pressure, heart and fall monitors and pulse oximeters, and other products that are critical during the COVID-19 outbreak. Energizer’s batteries also power devices and equipment that enable consumers to work, study as well as for entertainment at home, such as computer accessories, smart doorbells, and security cameras, toys, games, smoke alarms and carbon monoxide detectors.

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

Our core batteries and auto care businesses had strong organic net sales growth in fiscal 2021. However, we also experience higher operating costs due to the global supply chain constraints, and higher input costs, including labor shortages and higher transportation and commodity costs. Higher tariffs have also been impacting our margins. Although our direct incremental costs of COVID-19 have gone down from last year, our operating costs are continuing to rise in the current operating environment. In order to serve our customers, we have taken a proactive approach to invest in incremental safety stock given the continued volatility of the global supply network-including uncertainty around product sourcing, transportation challenges and labor availability.

While the full impact of COVID-19 is uncertain as new variations continue to develop, we believe we have multiple options to further mitigate the impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. Such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, including the administration of approved vaccines, disruption to our global supply chain (including the ability of suppliers to keep pace with any demand increases), and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See the section entitled “Risk Factors” in this Report for further considerations.

Fiscal Year 2021 Acquisitions

During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company paid cash of $16.9 and a working capital adjustment of $0.7 during fiscal 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows us to avoid future planned capital expenditures.

On December 1, 2020 the Company acquired a North Carolina-based company that specializes in developing formulations for cleaning tasks. Their products are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to our organization. The purchase price and total cash paid for the acquisition was $51.2. Subsequent to year-end, the working capital settlement was finalized, reducing the purchase price by $0.4 that will be paid to Energizer and the Company will finalize the purchase price accounting with this adjustment in the first fiscal quarter of 2022.

For fiscal year 2021, the incremental revenues and segment profit from these acquisitions was $27.0 and $2.5, respectively.

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

On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany (Varta Divestiture or Divestment Business) to VARTA Aktiengesellschaft (VARTA AG). These operations were included as discontinued operations for all periods presented.

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

Nu Finish Acquisition

On July 2, 2018, the Company acquired all of the assets of Reed-Union Corporation's automotive appearance business, including Nu Finish Car Polish® and Scratch Doctor® brands (Nu Finish Acquisition). The revenue in the first nine months of fiscal 2019 associated with the Nu Finish acquisition was $5.9 and segment profit was $2.0, respectively.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the above acquisitions of $68.9, $68.0 and $188.4 in the twelve months ended September 30, 2021, 2020, and 2019, respectively.

Pre-tax costs recorded in Costs of products sold were $33.7 and $32.0 for the twelve months ended September 30, 2021 and 2020, respectively, which primarily related to the integration restructuring costs of $31.9 and $29.3 as discussed in Note 6, Restructuring. Pre-tax costs recorded in Costs of products sold for the twelve months ended September 30, 2019 were $58.7, which primarily related to the inventory fair value adjustment of $36.2 and integration restructuring costs of $12.1.

Pre-tax acquisition and integration costs recorded in SG&A were $40.0, $38.8 and $82.3 for the twelve months ended September 30, 2021, 2020 and 2019, respectively. In fiscal 2021 and 2020 these expenses primarily related to costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses, consulting fees for the 2020 restructuring program, and success incentives. In fiscal 2019 these expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2021, 2020 and 2019 the Company recorded $1.1, $1.3 and $1.1 in research and development, respectively.

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net was pre-tax income of $5.9, $4.1, and $19.3 in the twelve months ended September 30, 2021, 2020 and 2019, respectively. The pre-tax income recorded in fiscal 2021 was primarily driven by a gain on the sale of assets of $3.3, which was part of the 2019 restructuring program discussed in Note 6.

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

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion of activities by December 31, 2021.

The total pre-tax expense related to these restructuring plans for the twelve months ended September 30, 2021, 2020 and 2019 were $36.8, $30.3, and $12.1, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs, partially offset by a gain on sale of fixed assets. The costs were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. The restructuring costs for fiscal year 2021 were included within the Americas and International segments in the amount of $34.7 and $2.1, respectively. The restructuring costs for fiscal year 2020 were included within the Americas and International segments in the amount of $27.5 and $2.8, respectively. The restructuring costs for fiscal year 2019, were incurred within the Americas and International segments in the amount of $6.0 and $6.1, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $61.2. We expect to incur additional severance and related benefit costs and other exit-related costs associated with these plans of approximately $6 through the end of calendar 2021. Total pre-tax charges relating to the 2020 restructuring program since inception are $18.0. We expect to incur an additional approximately $2 in the first quarter of fiscal 2022.

These programs are expected to generate approximately $55 to $60 of total cost savings annually by the end of fiscal 2022, primarily within Cost of products sold. The Company has already begun realizing cost savings from the 2019 restructuring program (approximately $34 program to date), and began realizing cost savings from the 2020 restructuring program in fiscal 2021 (approximately $2.6 program to date). The Company believes it is on track to achieve the planned program savings.

Refer to Note 6 Restructuring for further detail.

Overview

General
Energizer, through its operating subsidiaries, is one of the world’s largest manufacturers, marketers and distributors of household batteries, specialty batteries and lighting products, and a leading designer and marketer of automotive appearance, performance, refrigerant, and freshener products. Energizer manufactures, markets and/or licenses one of the most extensive product portfolios of household batteries, specialty batteries, auto care products and portable lights. Energizer is the beneficiary of over 100 years of expertise in the battery and portable lighting products industries. Its brand names, Energizer, Eveready and Rayovac, have worldwide recognition for innovation, quality and dependability, and are marketed and sold around the world.

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

Energizer offers batteries using many technologies including lithium, alkaline, carbon zinc, nickel metal hydride, zinc air, and silver oxide. These products are sold globally under the Energizer, Eveready and Rayovac brands, including hearing aid batteries, and the Varta brand in Latin America and Asia Pacific. These products include primary, rechargeable, specialty and hearing aid batteries and are offered in the performance, premium and price segments.

In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All, Nu Finish, Refresh Your Car!, LEXOL, Eagle One, California Scents, Driven and Bahama & Co.

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

In addition, we offer an extensive line of lighting products designed to meet a variety of consumer needs. We distribute and market lighting products including handheld, headlights, lanterns, and area lights. In addition to the Energizer, Eveready and Rayovac brands, we market our flashlights under the Hard Case, Dolphin, and WeatherReady® sub-brands. In addition to batteries and portable lights, Energizer licenses the Energizer, Eveready and Rayovac brands to companies developing consumer solutions in solar, automotive batteries, portable power for critical devices (like smart phones), generators, power tools, household light bulbs and other lighting products.

Through our global supply chain, global manufacturing footprint and seasoned commercial organization, we seek to meet diverse customer demands within each of the markets we serve. Energizer distributes its portfolio of batteries, auto care and lighting products through a global sales force and global distributor model. We sell our products in multiple retail and business-to-business channels, including: mass merchandisers, club, electronics, food, home improvement, dollar store, auto, drug, hardware, e-commerce, convenience, sporting goods, hobby/craft, office, industrial, medical and catalog.

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

Financial Results

Net earnings from continuing operations for the fiscal year ended September 30, 2021 was $160.9, or $2.11 per diluted common share, compared to $46.8, or $0.44 per diluted common share, and $64.7, or $0.78 per diluted common share, for the fiscal years ended September 30, 2020 and 2019, respectively.

Net earnings from continuing operations and diluted net earnings from continuing operations per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, an acquisition earn out, loss on extinguishment of debt, settlement loss on pension plan termination, and the one-time impact of the Tax structuring, CARES Act and 2017 tax reform as described in the tables below. The impact of these items on reported net earnings from continuing operations and reported diluted net earnings from continuing operations per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2021	2020	2019
Net earnings/(loss) attributable to common shareholders	$144.7	$(109.5)	$39.1
Mandatory preferred stock dividends	(16.2)	(16.2)	(12.0)
Net earnings/(loss)	160.9	(93.3)	51.1
Net loss from discontinued operations, net of tax	—	(140.1)	(13.6)
Net earnings from continuing operations	$160.9	$46.8	$64.7
Pre-tax adjustments
Acquisition and integration (1)	68.9	68.0	188.4
Acquisition earn out (2)	3.4	—	—
Loss on extinguishment of debt	103.3	94.9	—
Settlement loss on pension plan terminations (3)	—	—	3.7
Total adjustments, pre-tax	$175.6	$162.9	$192.1
After tax adjustments
Acquisition and integration	54.3	55.2	148.1
Acquisition earn out	2.6	—	—
Loss on extinguishment of debt	76.1	73.0	—
Settlement loss on pension terminations	—	—	3.7
Tax structuring (4)	(38.5)	—	—
One-time impact of the CARES Act	—	1.8	—
One-time impact of 2017 tax reform	—	—	(0.4)
Total adjustments, after tax	$94.5	$130.0	$151.4
Adjusted net earnings from continuing operations (5)	$255.4	$176.8	$216.1

	For the Twelve Months Ended September 30,
	2021	2020	2019
Diluted net earnings per common share - continuing operations	$2.11	$0.44	$0.78
Adjustments
Acquisition and integration	0.79	0.79	2.06
Acquisition earn out	0.03	—	—
Loss on extinguishment of debt	1.11	1.05	—
Settlement loss on pension terminations	—	—	0.05
Tax structuring	(0.56)	—	—
One-time impact of the CARES Act	—	0.03	—
One-time impact of 2017 tax reform	—	—	(0.01)
Impact for diluted share calculation	—	—	0.12
Adjusted diluted net earnings per diluted share - continuing operations	$3.48	$2.31	$3.00
Weighted average shares of common stock - Diluted	68.7	69.5	67.3
Adjusted weighted average shares of common stock - Diluted (6)	68.7	69.5	72.0

(1) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2021	2020	2019
Cost of products sold	$33.7	$32.0	$58.7
Selling, general and administrative expense	40.0	38.8	82.3
Research and development expense	1.1	1.3	1.1
Interest expense	—	—	65.6
Other items, net	(5.9)	(4.1)	(19.3)
Total acquisition and integration costs	$68.9	$68.0	$188.4

(2) This represents the estimated earn out achieved through September 30, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income.

(3) Represents the actuarial losses that were previously recorded to Other comprehensive loss, and then recognized to Other items, net upon the termination of the Ireland pension plan in 2019.

(4) Represents the impact of a reduction to deferred tax liabilities due to tax structuring activities.

(5) The effective tax rate for the Adjusted - Non-GAAP Net earnings from continuing operations and Diluted net earnings from continuing operations per common share was 22.6%, 23.3% and 18.5% for the years ended September 30, 2021, 2020 and 2019, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(6) For the twelve months ended September 30, 2021 and 2020, the conversion of the mandatory convertible preferred stock is not dilutive and the mandatory preferred stock dividends are included in the adjusted dilution calculation. For the twelve month ended September 30, 2019 calculation, the Adjusted Weighted average shares of common stock - Diluted assumes conversion of the preferred shares as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been excluded from the net earnings.

Operating Results

Net Sales

	For the Years Ended September 30,
	2021	% Chg	2020	% Chg	2019
Net sales - prior year	$2,744.8		$2,494.5		$1,797.7
Organic	200.5	7.3%	61.4	2.5%	73.4
Impact of FY21 Acquisitions	27.0	1.0%	—	—%	—
Impact of Battery Acquisition	—	—%	125.5	5.0%	338.9
Impact of Auto Care Acquisition	—	—%	85.1	3.4%	315.8
Impact of Nu Finish Acquisition	—	—%	—	—%	5.9
Change in Argentina operations	6.8	0.2%	1.6	0.1%	(4.5)
Impact of currency	42.4	1.6%	(23.3)	(1.0)%	(32.7)
Net sales - current year	$3,021.5	10.1%	$2,744.8	10.0%	$2,494.5

Net sales for the year ended September 30, 2021 increased 10.1%. The increase was driven by the increase in organic sales of $200.5, or 7.3%, the favorable impact of currency of $42.4, or 1.6%, the impact of the FY21 Acquisitions which added $27.0, or 1.0% and favorable change in Argentina's operations of $6.8, or 0.2%.

Organic net sales increased 7.3% primarily due to:

•New distribution in both segments and across all categories, contributed approximately 3.9% of the increase;

•Increased year over year global demand contributed approximately 2.6%, driven by higher battery sales earlier in the fiscal year and increased auto care sales throughout the fiscal year; and

•Favorable pricing contributed approximately 0.8% to the organic increase.

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

Gross Profit

Gross profit dollars were $1,161.4 in fiscal 2021 versus $1,081.9 in fiscal 2020. Excluding the current and prior year acquisition and integration costs of $33.7 and $32.0, respectively, gross profit dollars were $1,195.1 in fiscal 2021 versus $1,113.9 in fiscal 2020. The increase in gross profit dollars was due to the organic revenue growth discussed above, impact of FY21 acquisitions and approximately $50 of synergies achieved during the year, partially offset by the higher input costs, including labor, commodities, tariffs and transportation costs, consistent with ongoing inflationary trends.

Gross margin as a percent of net sales for fiscal 2021 was 38.4% versus 39.4% in the prior year. Excluding the current and prior year acquisition and integration costs, gross margin was 39.6%, down 100 basis points from prior year. The decrease was driven by the higher product input cost impacts (280 basis points), unfavorable mix (60 basis points), lower margin rate profile of the FY21 acquisitions (20 basis points), partially offset by synergy realization (180 basis points), a net reduction in incremental COVID-19 costs over prior year (60 basis points) and favorable currency (20 basis points).

Gross profit dollars were $1,081.9 in fiscal 2020 versus $1,003.8 in fiscal 2019. Excluding the current and prior year acquisition and integration costs of $32.0 and $22.5, respectively, and the fiscal year 2019 inventory step up resulting from purchase accounting of $36.2, gross profit dollars were $1,113.9 in fiscal 2020 versus $1,062.5 in fiscal 2019. The increase in gross profit dollars was due to the impact of our acquisitions and synergies achieved during the year, as well as the increase in net sales mentioned earlier, partially offset by incremental COVID-19 costs and unfavorable movement in foreign currencies and tariffs.

Gross margin as a percent of net sales for fiscal 2020 was 39.4% versus 40.2% in the prior year. Excluding the current and prior year acquisition and integration costs and prior year inventory step up resulting from purchase accounting, gross margin was 40.6%, down 200 basis points from prior year. The decrease was driven by the lower margin rate profile of the
Battery and Auto Care Acquisitions, which accounted for 80 basis points, unfavorable movement in foreign currencies and tariffs (60 basis points) and a shift in market, customer and product mix as well as $29 of incremental costs to serve, both of which were driven by the COVID-19 pandemic and decreased margin by 190 basis points. Partially offsetting these impacts was the realization of synergies, which contributed 130 basis points.

Selling, General and Administrative (SG&A)

SG&A expenses were $487.2 in fiscal 2021, or 16.1% of net sales as compared to $483.3, or 17.6% of net sales for fiscal 2020 and $515.7, or 20.7% of net sales for fiscal 2019. Included in SG&A in fiscal 2021, 2020 and 2019 were acquisition and integration costs of $40.0, $38.8 and $82.3, respectively. Fiscal 2021 also included an acquisition earn out of $3.4 related to the Formulations Acquisition. Excluding the impacts of these items, SG&A as a percent of net sales was 14.7% in fiscal 2021 as compared to 16.2% in fiscal 2020 and 17.4% in fiscal 2019.

In fiscal 2021, SG&A excluding acquisition and integration costs was $443.8 compared to fiscal 2020 of $444.5. The decrease, as a percent of Net sales, was driven by synergy realization and higher net sales while SG&A expense remained consistent with prior year.

In fiscal 2020, SG&A excluding acquisition and integration costs was $444.5 compared to fiscal 2019 of $433.4. The changes were due to incremental SG&A of approximately $26 due to the Battery and Auto Care Acquisitions partially offset by synergy realization and reduced spending.

Advertising and Sales Promotion (A&P)

A&P was $162.1 in fiscal 2021, up $15.0 as compared to fiscal 2020. A&P as a percent of net sales was 5.4%, 5.4% and 5.1% in fiscal years 2021, 2020 and 2019, respectively. The increase in absolute dollars in the current year was due to planned incremental investment in our product portfolio as we continue to invest in support of our brands and innovation.

A&P was 5.4% of sales for fiscal 2020, an increase of 30 basis points, or $19.8 as compared to fiscal 2019. The increase over prior year is driven by incremental spending of $3.5 due to the Battery and Auto Care Acquisitions, which was primarily for product and packaging innovation and promotional support for our auto care brands, in addition to planned incremental investment in our branded product portfolio.

Research and Development

R&D expense was $34.5 in fiscal 2021, $35.4 in fiscal 2020, $32.8 in fiscal 2019. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.1% in fiscal 2021, 1.3% in fiscal 2020, and 1.3% in fiscal 2019.

Amortization Expense

Amortization expense for fiscal 2021 was $61.2 compared to $56.5 in fiscal 2020 and $43.2 in fiscal 2019. The fiscal 2021 results included the full year of amortization on the Custom Accessories Europe (CAE) acquisition, as well as amortization for the Formulations Acquisition, discussed in Note 4. The fiscal 2020 results included the full year of amortization on the Acquired Battery and Auto Care businesses, as well as a partial year of amortization for the CAE acquisition, discussed in Note 4.

Interest expense

Interest expense for fiscal 2021 was $161.8, as compared to fiscal 2020 expense of $195.0 and $226.0 in fiscal 2019. The Company took advantage of favorable debt markets in fiscal 2021 and 2020 and refinanced its long-term debt resulting in a decline of interest expense of $33.2 in fiscal 2021 compared to fiscal 2020.

Interest expense for fiscal 2019 included $65.6 for ticking and debt commitment fees related to the Battery and Auto Care acquisitions. Excluding the fiscal 2019 acquisition costs of $65.6, fiscal 2020 interest expense increased $34.6 attributable to higher debt associated with the acquisitions, which was outstanding the full fiscal year 2020.

Loss on extinguishment of debt

The Loss on extinguishment of debt was $103.3 for fiscal year 2021 and relates to the Company's refinancing of its €650.0 Senior Notes due in 2026 in June 2021, the redemption of the $600.0 Senior Notes due in 2027 in January 2021 and the term loan refinancing in December 2020. The Company also amended certain covenants in its credit agreement, which created additional capacity and flexibility.

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

Other Items, Net

Other items, net was income of $2.9, expense of $2.0 and income of $14.3 in fiscal 2021, 2020 and 2019, respectively, and is summarized below:

	For the Years Ended September 30,
	2021	2020	2019
Other items, net
Interest income	$(0.7)	$(0.6)	$(7.7)
Interest income on restricted cash (1)	—	—	(5.8)
Foreign currency exchange loss	5.5	8.7	5.2
Pension benefit other than service costs	(1.9)	(1.7)	(2.3)
Settlement loss on pension plan terminations (2)	—	—	3.7
Acquisition foreign currency loss/(gain) (3)	—	2.2	(13.6)
Pre-acquisition insurance proceeds (4)	—	(4.9)	—
Settlement of acquired business hedging contracts (5)	—	—	1.5
Transition services agreement income	—	(0.9)	(1.4)
Gain on sale of assets	(3.3)	(1.0)	—
Other	(2.5)	0.2	6.1
Total Other items, net	$(2.9)	$2.0	$(14.3)
(1) Represents the interest income earned on the restricted cash held for the Battery Acquisition.

(2) Represents the actuarial losses that were previously recorded to Other comprehensive income, and then recognized to Other items, net upon the termination of the Ireland pension plan in 2019.

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

Income Taxes

For fiscal 2021, the effective tax rate was a benefit of 4.3%. The current year rate was favorably impacted by tax structuring resulting in a reduction to a deferred tax liability and the favorable tax impact resulting from the refinancing of the €650.0 Senior Notes due in 2026 in June 2021. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 22.6% as compared to 23.3% in the prior year. The decrease in the rate versus prior year is due to the favorable return to provision adjustments and decreases in certain limited expenses.

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

For fiscal 2019, the effective tax rate was 11.5%. The current year rate was favorably impacted by lower overall foreign tax rates and a return to provision benefit slightly offset by disallowed transaction costs.  Excluding the impact of all of our non-GAAP adjustments, the adjusted effective tax rate for fiscal 2019 was 18.5% as compared to 23.1% in the prior year. The decrease in the rate is driven primarily by the new 21% statutory U.S. rate that is now effective for all of fiscal year 2019 compared to the statutory rate of 24.5% in fiscal year 2018 as well as more favorable return to provision adjustments in the current fiscal year.

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

Segment Results

Operations for Energizer are managed via two major geographic reportable segments: Americas and International.     Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, acquisition and integration activities, acquisition earn outs, amortization costs, business realignment activities, research & development costs, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2021	% Chg	2020	% Chg	2019
Americas
Net sales - prior year	$1,971.2		$1,734.8		$1,135.6
Organic	155.5	7.9%	69.8	4.0%	36.1
Impact of FY21 Acquisitions	18.9	1.0%	—	—%	—
Impact of Battery Acquisition	—	—%	107.1	6.2%	278.5
Impact of Auto Care Acquisition	—	—%	74.0	4.3%	288.7
Impact of Nu Finish Acquisition	—	—%	—	—%	5.7
Change in Argentina operations	6.8	0.3%	1.6	0.1%	(4.5)
Impact of currency	2.9	0.1%	(16.1)	(1.0)%	(5.3)
Net sales - current year	$2,155.3	9.3%	$1,971.2	13.6%	$1,734.8
International
Net sales - prior year	$773.6		$759.7		$662.1
Organic	45.0	5.8%	(8.4)	(1.1)%	37.3
Impact of FY21 Acquisitions	8.1	1.0%	—	—%	—
Impact of Battery Acquisition	—	—%	18.4	2.4%	60.4
Impact of Auto Care Acquisition	—	—%	11.1	1.5%	27.1
Impact of Nu Finish Acquisition	—	—%	—	—%	0.2
Impact of currency	39.5	5.2%	(7.2)	(1.0)%	(27.4)
Net sales - current year	$866.2	12.0%	$773.6	1.8%	$759.7
Total Net Sales
Net sales - prior year	$2,744.8		$2,494.5		$1,797.7
Organic	200.5	7.3%	61.4	2.5%	73.4
Impact of FY21 Acquisitions	27.0	1.0%	—	—%	—
Impact of Battery Acquisition	—	—%	125.5	5.0%	338.9
Impact of Auto Care Acquisition	—	—%	85.1	3.4%	315.8
Impact of Nu Finish Acquisition	—	—%	—	—%	5.9
Change in Argentina operations	6.8	0.2%	1.6	0.1%	(4.5)
Impact of currency	42.4	1.6%	(23.3)	(1.0)%	(32.7)
Net sales - current year	$3,021.5	10.1%	$2,744.8	10.0%	$2,494.5

Total net sales for the twelve months ended September 30, 2021 increased 10.1%, including organic sales increase of $200.5, or 7.3%, sales related to the FY21 acquisitions of $27.0, or 1.0%, a $6.8 increase from our Argentina operations, which were deemed to be highly inflationary, and favorable impact of currency of $42.4, or 1.6%. Segment sales results for the twelve months ended September 30, 2021 are as follows:

•Americas net sales improved 9.3% versus the prior fiscal year, including the impact of the FY21 acquisitions which increased net sales by 1.0%, a 0.3% increase due to our Argentina operations, and a favorable currency impact on sales of 0.1%. Excluding the impact of Argentina, currency movement and the acquisitions, organic net sales increased 7.9% driven by distribution gains in both the auto care and battery categories in North America and Latin America as well as strong auto replenishment.

•International net sales improved 12.0% versus the prior fiscal year, which included an increase of 1.0% from the impact of the FY21 acquisitions and favorable foreign currency movements of 5.2%. Excluding the impacts of the acquisitions and foreign currency movements, organic net sales grew 5.8% driven by increased distribution gains in both auto care and battery categories and strong replenishment due to elevated COVID-19 demand levels.

Total net sales for the twelve months ended September 30, 2020 increased 10.0%, including organic sales increase of $61.4, or 2.5%, sales related to the Battery and Auto Care acquisitions of $210.6, or 8.4% and a $1.6 increase from our Argentina operations, which were deemed to be highly inflationary. These increases were partially offset by the unfavorable impact of currency of $23.3, or 1.0%. Segment sales results for the twelve months ended September 30, 2020 are as follows:

•     Americas net sales improved 13.6% versus the prior fiscal year, including the impact of the acquisitions which increased net sales by 10.5%, a 0.1% increase due to our Argentina operations, and an unfavorable currency impact on sales of 1.0%. Excluding the impact of Argentina, currency movement and the acquisitions, organic net sales increased 4.0% driven by distribution gains, favorable carryover impact of the fiscal 2019 price increases and the beneficial net impacts of COVID-19. These increases were partially offset by lower replenishment volume early in the year and the year-over-year impact of lower storm activity.

•    International net sales improved 1.8% versus the prior fiscal year, which included an increase of 3.9% from the impact of the acquisitions and unfavorable foreign currency movements of 1.0%. Excluding the impacts of the acquisitions and foreign currency movements, organic net sales declined 1.1% as the impact of COVID-19, particularly on our developing and distributor markets, more than offset the positive impact from distribution gains.

Segment Profit	For the Years Ended September 30,
	2021	% Chg	2020	% Chg	2019
Americas
Segment Profit - prior year	$498.5		$456.6		$326.1
Organic	61.3	12.3%	14.8	3.2%	17.4
Impact of FY21 Acquisitions	2.3	0.5%	—	—%	—
Impact of Battery Acquisition	—	—%	21.8	4.8%	42.5
Impact of Auto Care Acquisition	—	—%	15.8	3.5%	74.5
Impact of Nu Finish Acquisition	—	—%	—	—%	1.9
Change in Argentina operations	5.8	1.2%	(0.6)	(0.1)%	(2.2)
Impact of currency	(4.1)	(0.9)%	(9.9)	(2.2)%	(3.6)
Segment Profit - current year	$563.8	13.1%	$498.5	9.2%	$456.6
International
Segment Profit - prior year	$155.8		$174.9		$149.6
Organic	(10.9)	(7.0)%	(22.4)	(12.8)%	22.5
Impact of FY21 Acquisitions	0.2	0.1%	—	—%	—
Impact of Battery Acquisition	—	—%	6.1	3.5%	20.2
Impact of Auto Care Acquisition	—	—%	1.3	0.7%	2.3
Impact of Nu Finish Acquisition	—	—%	—	—%	0.1
Impact of currency	18.2	11.7%	(4.1)	(2.3)%	(19.8)
Segment Profit - current year	$163.3	4.8%	$155.8	(10.9)%	$174.9
Total Segment Profit
Segment Profit - prior year	$654.3		$631.5		$475.7
Organic	50.4	7.7%	(7.6)	(1.2)%	39.9
Impact of FY21 Acquisitions	2.5	0.4%	—	—%	—
Impact of Battery Acquisition	—	—%	27.9	4.4%	62.7
Impact of Auto Care Acquisition	—	—%	17.1	2.7%	76.8
Impact of Nu Finish Acquisition	—	—%	—	—%	2.0
Change in Argentina operations	5.8	0.9%	(0.6)	(0.1)%	(2.2)
Impact of currency	14.1	2.1%	(14.0)	(2.2)%	(23.4)
Segment Profit - current year	$727.1	11.1%	$654.3	3.6%	$631.5

Refer to Note 10, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Total segment profit in fiscal 2021 was $727.1, an increase of 11.1% versus the prior fiscal year, driven by an increase of $2.5, or 0.4% from the impact of FY21 acquisitions, organic segment profit improvement of 7.7%, favorable movement in foreign currency of $14.1, or 2.1% and $5.8, or 0.9%, of favorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2021 are as follows:

•Americas segment profit was $563.8, an increase of $65.3, or 13.1%, versus the prior fiscal year inclusive of the $2.3 increase due to the FY21 acquisitions and $5.8 of favorable changes in Argentina operations, partially offset by unfavorable foreign currency movements of $4.1. Excluding the impact of currency movements, the acquisitions, and changes in Argentina operations, segment profit increased $61.3, or 12.3%. The organic increase was driven by top-line growth and realized synergies resulting in decreased SG&A. This was partially offset by higher operating costs, which unfavorably impacted gross margin as well as planned higher A&P spending.

•International segment profit was $163.3, an increase of $7.5, or 4.8%, versus the prior fiscal year inclusive of the positive impact of the FY21 acquisitions of $0.2 and the favorable $18.2 impact of currency movements. Excluding the impact of the acquisitions and currency movements, segment profit decreased $10.9, or 7.0%. The organic decline was driven by increased input costs and an unfavorable mix shift to our auto care products, which negatively impacted gross margin and offset the organic revenue growth. The segment profit was further impacted by higher overhead spending and planned higher A&P spending in the period.

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

GENERAL CORPORATE	For the Years Ended September 30,
	2021	2020	2019
General corporate and other expenses	$96.0	$103.8	$111.5
Global marketing expenses	41.9	28.2	18.2
Total	$137.9	$132.0	$129.7
% of net sales	4.6%	4.8%	5.2%

For fiscal 2021, general corporate expenses were $96.0, a decrease of $7.8 compared to fiscal 2020 expense of $103.8. The decrease was driven by synergy realization, a reduction in compensation expense and reduced spending, due in part to travel restrictions imposed as a result of COVID-19. These decreases were partially offset by higher legal and corporate development costs and mark to market expenses on our deferred compensation plans. For fiscal 2020, general corporate expenses were $103.8, a decrease of $7.7 compared to fiscal 2019 expense of $111.5. The decrease was driven by TSA exits, reduced travel and other expenses due to COVID-19 as well as reduced stock compensation expense.

Global marketing expenses were $41.9 in fiscal 2021, $28.2 in fiscal 2020, and $18.2 in fiscal 2019. The global marketing expense represents a center led approach to managing global marketing activities in support of our brands. The increase was primarily driven by planned incremental investment in our branded product portfolio.

Liquidity and Capital Resources

Energizer’s primary future cash needs are centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our short-term and long-term operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including, but not limited to: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for a further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2021, Energizer had $238.9 of cash and cash equivalents, approximately 95% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered into a Credit Agreement (2020 Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2020, $550.0 was used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. In January 2021, the remaining $650.0 of proceeds were utilized to fund the redemption of the Company’s $600.0 7.750% Senior Notes due in 2027 at a redemption price equal to 110.965% of the aggregate principal amount.

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

The 2020 Revolving Facility replaced the previously outstanding Revolving Credit Facility entered into in 2018. As of September 30, 2021, the Company had outstanding borrowings of $105.0 under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $287.3 remained available as of September 30, 2021.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2021, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Operating Activities

Cash flow from operating activities from continuing operations is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $179.7 in fiscal 2021, $389.3 in fiscal 2020, and $142.1 in fiscal 2019.

Cash flow from operating activities from continuing operations was $179.7 in fiscal 2021 as compared to $389.3 in the prior fiscal year. This decrease of $209.6 was primarily driven by working capital changes year over year of approximately $282, partially offset by the increase in cash earnings of approximately $97. The working capital change of approximately $282 was primarily a result of the following:

•Approximately $172 in increased inventory investment compared to the prior year as we have taken a proactive approach to invest in incremental safety stock given the continued volatility of the global supply network–including uncertainty around product sourcing, transportation challenges and labor availability;

•Approximately $45 due to changes in accounts payable and accrued interest driven by timing of payments;

•Approximately $38 in accounts receivable due to higher current year sales compared to prior year; and

•The prior year receipt of approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment.

Cash flow from operating activities from continuing operations was $389.3 in fiscal 2020 as compared to $142.1 in fiscal 2019. This change of $247 was primarily driven by higher year-over-year cash net earnings resulting from lower cash expenditures of approximately $126 associated with the Battery and Auto Care Acquisitions, most notably the payment of interest and ticking fees associated with the debt utilized to fund the Battery Acquisition and other success and consulting fees paid to finalize the acquisitions in the prior year. In addition, working capital changes favorably impacted cash flow from operations year-over-year. These changes were driven by approximately $30 related to the agreement and final cash settlement from the Central Authority in Spain on a Spanish VAT refund payment, approximately $70 related to higher year-over-year accounts receivable collections as the Company's factoring program was more established throughout fiscal 2020 compared to the prior year, and approximately $36 related to the timing of payments and programs, most notably for higher trade and A&P accruals.

Investing Activities

Net cash used by investing activities from continuing operations was $126.4 in fiscal 2021 and $64.0 in fiscal 2020, and net cash from investing activities from continuing operations was $2,514.9 in fiscal 2019, and consisted of the following:

•Capital expenditures were $64.9, $65.3, and $55.1 in fiscal years 2021, 2020, and 2019, respectively.

•Proceeds from asset sales were $5.7, $6.4, and $0.2 in fiscal 2021, 2020, and 2019, respectively. The fiscal 2021 proceeds primarily related to the sale of our Guatemala manufacturing facility acquired with the Battery Acquisition. The fiscal 2020 proceeds primarily represent insurance proceeds received from property, plant and equipment utilized by the Acquired Battery Business damaged in a flood.

•Acquisitions, net of cash acquired, were $67.2, $5.1, and $2,460.0 in fiscal 2021, 2020, and 2019, respectively. The fiscal 2021 payments related to the acquired Indonesia battery plant and the Formulations Acquisition. The majority of the fiscal 2020 payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $1.5 was utilized to complete the CAE acquisition. The fiscal 2019 outflow was utilized to purchase the Battery and Auto Care Acquisitions.

Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2022 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows of approximately $10 to $20 are anticipated in fiscal 2022 for the remaining investment in integration related capital expenditures for the Battery and Auto Care Acquisitions.

Financing Activities

Net cash used by financing activities from continuing operations was $1,069.1 in fiscal 2021. Net cash from financing activities from continuing operations was $394.2 and $1,276.8 in fiscal 2020 and 2019, respectively.

For fiscal 2021, cash flow used by financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $1,982.6 relating to the Term Loan funded in December 2020 and January 2021, and the June 2021 issuance of €650.0 Senior Notes due in 2029 (2029 EUR Notes);

•Payments on debt with maturities greater than 90 days of $2,773.8, primarily related to the October 2020 repayment of the $750.0 Senior Notes due in 2026 (2026 Notes), the $319.4 repayment of the Term Loan A and $313.5 Term Loan

B in December 2020, the January 2021 repayment of the $600.0 Senior Notes due in 2027 (2027 Notes), and the June 2021 repayment of the €650.0 Senior Notes due in 2026 (2026 EUR Notes);

•Net increase in debt with original maturities of 90 days or less of $102.1, primarily related to borrowings under our 2020 Revolving Facility;

•Debt issuance costs of $29.0 relating to the funding of the Term Loan in December 2020 and January 2021 and the 2029 EUR Notes in June 2021;

•Premiums paid on extinguishment of debt of $141.1 funded the October 2020 redemption of the 2026 Notes, the January 2021 redemption of the 2027 Notes, and the June 2021 repayment of the 2026 EUR Notes;

•Dividends paid on common stock of $83.9 during fiscal 2021 (see below);

•Dividends paid on Mandatory Convertible Preferred Stock (MCPS) of $16.2 during fiscal 2021 (see below);

•Purchase of treasury stock of $96.3 representing the cash paid for stock repurchases including the $75.0 Accelerated Share Repurchase program (see below);

•Payment of contingent consideration of $6.8 related to the achievement of a CAE acquisition earn out threshold; and

•Taxes paid for withheld share-based payments of $6.7.

For fiscal 2020, cash flow from financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $2,020.6 related to the December 2019 refinancing of $365.0 of the 2018 Term Loan, the April 2020 add on offering of $250.0 of our 6.375% Senior Notes due in 2026, the July 2020 offering of $600.0 of our 4.750% Senior Notes due in 2028 and the September 2020 offering of $800.0 of our 4.375% Senior Notes due in 2029;

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

•Premiums paid on extinguishment of debt of $18.3 relate to the redemption of our $600.0 5.50% Senior Notes due in 2025 that occurred in July 2020;

•Dividends paid on common stock of $85.4 during fiscal 2020;

•Dividends paid on MCPS of $16.2 during fiscal 2020;

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2020; and

•Taxes paid for withheld share-based payments of $11.3.

For fiscal 2019, cash flow from financing activities from continuing operations consists of the following:

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

•Net proceeds from the issuance of MCPS of $199.5 utilized to fund the Auto Care Acquisition;

•Dividends paid on common stock of $83.0 during fiscal 2019;

•Dividends paid on MCPS of $8.0 during fiscal 2019;

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2019; and

•Taxes paid for withheld share-based payments of $8.3.

Dividends
Total dividends declared to common shareholders were $82.6, and $83.9 was paid in fiscal 2021. The dividends paid included amounts on restricted shares that vested in the period. Total dividends declared and paid to preferred shareholders were $16.2. The payment included an accrued dividend from fiscal 2020 and the final dividend of fiscal 2021 was recorded in Other current liabilities at September 30, 2021 and was paid to the preferred shareholders on October 15, 2021.

Subsequent to the fiscal year end, on November 15, 2021, the Board of Directors declared a dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021, to all shareholders of record as of the close of business on November 30, 2021.

Subsequent to the end of the fiscal year, on November 15, 2021, the Board of Directors declared a dividend of $1.875 per share of MCPS, payable on January 15, 2022, to all shareholders of record as of the close of business January 1, 2022. This is the final dividend on the MCPS.

Share Repurchases

On November 12, 2020, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. Under this and previous authorizations, the Company has repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, 980,000 shares for $45.0, at an average price of $45.93 per share, and 1,036,000 shares for $45.0, at an average price of $43.46 per share, during the twelve months ended September 30, 2021, 2020 and 2019, respectively.

In addition, the Company entered into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 with the remainder to be delivered at termination of the agreement, on or before November 18, 2021. The Company expects approximately 1.9 million total shares to be repurchased under the ASR.

Future share repurchase, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Contractual Obligations and Commitments

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,346.7 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at September 30, 2021 is $888.6, with $125.9 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 13 Debt for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $33.8. Of this amount, $17.0 is due within the next twelve months. Refer to Note 18 Other Commitments and Contingencies for further details. Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position.

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at September 30, 2021 are $169.2 and $85.2, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.5 and $4.8, respectively. Refer to Note 11 Leases for further details.

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

Accrued environmental costs at September 30, 2021 were $10.1, of which approximately $3.1 is expected to be spent during fiscal 2022. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2021, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $4.4. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $50.1 at September 30, 2021.

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

During fiscal 2021, Energizer used variations of the income approach in determining the fair value of the amortizable intangible assets acquired for the Formulations Acquisition. The Company utilized multi-period excess earnings methods for determining the fair value of the proprietary technology and customer relationships acquired. Our determination of the fair value of these assets involved the use of significant estimates and assumptions related to the revenue growth rates and discount rates. Our determination of the fair value of customer relationships also involved assumptions related to customer attrition rates.

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

During fiscal 2021, we performed our annual goodwill test for impairment. There were no indications of impairment of goodwill noted during this testing. In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various product categories. No impairment was indicated as a result of this testing.

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

The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, we may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly. The Company's policy on accounting for tax on the global intangible low-taxed income is to treat the taxes due as a period expense when incurred.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by this update, but does not expect any material impact to the financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2021 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2021 and 2020, Energizer had an unrealized pre-tax gain of $5.0 and pre-tax loss of $4.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2021 levels, over the next twelve months, $4.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2021 resulted in a loss of $0.7 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. The pre-tax gain recognized on these zinc contracts was $4.7 and $4.4 at September 30, 2021 and 2020, respectively, and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2021, Energizer had variable rate debt outstanding with a principal balance of $1,299.0 under the 2020 Term Loans and 2020 Revolving Credit Facility.

In December 2020, the Company entered into an interest rate swap (2020 interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The pre-tax gain recognized on this interest rate swap was $11.7 as of September 30, 2021 compared to a pre-tax loss of $7.3 at September 30, 2020 on the previous interest rate swaps outstanding that were terminated during fiscal 2021.

For the year ended September 30, 2021, our weighted average interest rate on variable rate debt was 2.97%.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity/(deficit) and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 20 to the consolidated financial statements, the Company offers a variety of trade promotion programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $136.0 million, which is reflected as a reduction of trade receivables, net and $57.3 million of accrued trade promotions within other current liabilities as of September 30, 2021. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

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

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 16, 2021

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2021	2020	2019
Net sales	$3,021.5	$2,744.8	$2,494.5
Cost of products sold	1,860.1	1,662.9	1,490.7
Gross profit	$1,161.4	$1,081.9	$1,003.8
Selling, general and administrative expense	487.2	483.3	515.7
Advertising and sales promotion expense	162.1	147.1	127.3
Research and development expense	34.5	35.4	32.8
Amortization of intangible assets	61.2	56.5	43.2
Interest expense	161.8	195.0	226.0
Loss on extinguishment of debt	103.3	94.9	—
Other items, net	(2.9)	2.0	(14.3)
Earnings before income taxes	$154.2	$67.7	$73.1
Income tax (benefit)/provision	(6.7)	20.9	8.4
Net earnings from continuing operations	$160.9	$46.8	$64.7
Net loss from discontinued operations, net of income tax benefit of $1.2 in 2020 and income tax expense of $4.0 in 2019	—	(140.1)	(13.6)
Net earnings/(loss)	$160.9	$(93.3)	$51.1
Mandatory preferred stock dividends	(16.2)	(16.2)	(12.0)
Net earnings/(loss) attributable to common shareholders	$144.7	$(109.5)	$39.1

Earnings Per Share
Basic net earnings per common share - continuing operations	$2.12	$0.44	$0.79
Basic net loss per common share - discontinued operations	—	(2.03)	(0.20)
Basic net earnings/(loss) per common share	$2.12	$(1.59)	$0.59

Diluted net earnings per common share - continuing operations	$2.11	$0.44	$0.78
Diluted net loss per common share - discontinued operations	—	(2.02)	(0.2)
Basic net earnings/(loss) per common share	$2.11	$(1.58)	$0.58

Weighted average shares of common stock - Basic	68.2	68.8	66.4
Weighted average shares of common stock- Diluted	68.7	69.5	67.3

Dividend Per Common Share	$1.20	$1.20	$1.20

Statement of Comprehensive Income
Net earnings / (loss)	$160.9	$(93.3)	$51.1
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	27.6	(13.4)	(10.4)
Pension activity, net of tax of $8.7 in 2021, $3.5 in 2020, and $(12.1) in 2019	29.1	9.8	(36.9)
Deferred gain/(loss) on hedging activity, net of tax of $6.4 in 2021, $(1.5) in 2020, and $(3.1) in 2019	20.6	(5.8)	(9.2)
Total comprehensive income/(loss)	$238.2	$(102.7)	$(5.4)
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$238.9	$459.8
Restricted cash	—	790.0
Trade receivables, net	292.9	292.0
Inventories	728.3	511.3
Other current assets	179.4	157.8
Total current assets	$1,439.5	$2,210.9
Property, plant and equipment, net	382.9	352.1
Operating lease assets	112.3	121.9
Goodwill	1,053.8	1,016.0
Other intangible assets, net	1,871.3	1,909.0
Deferred tax asset	21.7	24.3
Other assets	126.0	94.1
Total assets	$5,007.5	$5,728.3

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$841.3
Current portion of capital leases	2.3	1.7
Notes payable	105.0	3.8
Accounts payable	454.8	378.1
Current operating lease liabilities	15.5	14.8
Other current liabilities	356.8	408.7
Total current liabilities	$946.4	$1,648.4
Long-term debt	3,333.4	3,306.9
Operating lease liabilities	102.3	111.9
Deferred tax liability	91.3	140.4
Other liabilities	178.4	211.6
Total liabilities	$4,651.8	$5,419.2
Shareholders' equity
Common stock, $0.01 par value, 72,386,840 shares issued	0.7	0.7
Mandatory convertible preferred stock, $0.01 par value, 2,156,250 shares issued	—	—
Additional paid-in capital	832.0	859.2
Retained earnings	(5.0)	(66.2)
Common stock in treasury, at cost, 5,522,538 and 3,868,438 shares
in 2021 and 2020, respectively	(241.6)	(176.9)
Accumulated other comprehensive loss	(230.4)	(307.7)
Total shareholders' equity	$355.7	$309.1
Total liabilities and shareholders' equity	$5,007.5	$5,728.3
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2021	2020	2019
Net earnings/(loss)	$160.9	$(93.3)	$51.1
Loss from discontinued operations, net of tax	—	(140.1)	(13.6)
Net earnings from continuing operations	$160.9	$46.8	$64.7
Non-cash integration and restructuring charges	8.9	17.8	3.0
Depreciation and amortization	118.5	111.9	92.8
Deferred income taxes	(62.9)	(34.8)	(33.3)
Share based compensation expense	10.2	24.5	27.1
Loss on extinguishment of debt	103.3	94.9	—
Gain on sale of real estate	(3.3)	—	—
Mandatory transition tax	—	—	(0.4)
Inventory step up	—	—	36.2
Settlement loss on pension plan terminations	—	—	3.7
Non-cash items included in income, net	17.3	23.1	(4.2)
Other, net	(3.9)	(7.1)	22.1
Changes in assets and liabilities used in operations, net of acquisitions
Decrease / (increase) in trade receivables, net	9.5	47.8	(24.9)
Increase in inventories	(211.8)	(39.8)	(15.2)
(Increase) / decrease in other current assets	(7.4)	53.4	(44.3)
Increase in accounts payable	51.4	76.2	5.2
(Decrease) / increase in other current liabilities	(11.0)	(25.4)	9.6
Net cash from operating activities from continuing operations	$179.7	$389.3	$142.1
Net cash (used by) / from operating activities from discontinued operations	—	(12.9)	7.4
Net cash from operating activities	$179.7	$376.4	$149.5
Cash Flow from Investing Activities
Capital expenditures	(64.9)	(65.3)	(55.1)
Proceeds from sale of assets	5.7	6.4	0.2
Acquisitions, net of cash acquired	(67.2)	(5.1)	(2,460.0)
Net cash used by investing activities from continuing operations	$(126.4)	$(64.0)	$(2,514.9)
Net cash from / (used by) investing activities from discontinued operations	—	280.9	(407.4)
Net cash (used by) / from investing activities	$(126.4)	$216.9	$(2,922.3)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	1,982.6	2,020.6	1,800.0
Payments on debt with maturities greater than 90 days	(2,773.8)	(1,393.5)	(529.5)
Net increase / (decrease) in debt with maturities 90 days or less	102.1	(30.2)	(214.1)
Debt issuance costs	(29.0)	(26.5)	(40.1)
Premiums paid on extinguishment of debt	(141.1)	(18.3)	—
Net proceeds from issuance of mandatory convertible preferred stock	—	—	199.5
Net proceeds from issuance of common stock	—	—	205.3
Dividends paid on common stock	(83.9)	(85.4)	(83.0)
Dividends paid on mandatory convertible preferred shares	(16.2)	(16.2)	(8.0)
Common stock purchased	(96.3)	(45.0)	(45.0)
Payment of contingent consideration	(6.8)	—	—
Taxes paid for withheld share-based payments	(6.7)	(11.3)	(8.3)
Net cash (used by) / from financing activities from continuing operations	$(1,069.1)	$394.2	$1,276.8
Net cash used by financing activities from discontinued operations	—	(1.1)	(4.7)
Net cash (used by) / from financing activities	$(1,069.1)	$393.1	$1,272.1
Effect of exchange rate changes on cash	4.9	4.9	(9.1)
Net (decrease) / increase in cash, cash equivalents, and restricted cash from continuing operations	(1,010.9)	724.4	(1,105.1)
Net increase / (decrease) in cash, cash equivalents, and restricted cash from discontinued operations	—	266.9	(404.7)
Net (decrease) / increase in cash, cash equivalents, and restricted cash	$(1,010.9)	$991.3	$(1,509.8)
Cash, cash equivalents, and restricted cash, beginning of period	1,249.8	258.5	1,768.3
Cash, cash equivalents, and restricted cash, end of period	$238.9	$1,249.8	$258.5
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity/(Deficit)
Balance, September 30, 2018	—	59,608	$—	$0.6	$217.8	$177.3	$(241.8)	$(129.4)	$24.5
Net earnings from continuing operations	—	—	—	—	—	64.7	—	—	64.7
Net loss from discontinued operations	—	—	—	—	—	(13.6)	—	—	(13.6)
Share based payments	—	—	—	—	27.1	—	—	—	27.1
Issuance of common stock	—	9,966	—	0.1	445.7	—	—	—	445.8
Issuance of preferred stock	2,156	—	—	—	199.5	—	—	—	199.5
Common stock purchased	—	(1,036)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	364	—	—	(19.8)	(4.5)	—	16.0	(8.3)
Dividends to common shareholders	—	—	—	—	—	(82.4)	—	—	(82.4)
Dividends to preferred shareholders	—	—	—	—	—	(12.0)	—	—	(12.0)
Other comprehensive loss	—	—	—	—	—	—	(56.5)	—	(56.5)
Balance, September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	46.8	—	—	46.8
Net loss from discontinued operations	—	—	—	—	—	(140.1)	—	—	(140.1)
Share based expense	—	—	—	—	24.5	—	—	—	24.5
Common stock purchases	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	471	—	—	(29.9)	(2.2)	—	20.8	(11.3)
Deferred compensation plan	—	125	—	—	(5.7)	—	—	5.7	—
Dividends to common shareholders	—	—	—	—	—	(84.0)	—	—	(84.0)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	—	(9.4)	—	(9.4)
Balance, September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings from continuing operations	—	—	—	—	—	160.9	—	—	160.9
Share-based payments	—	—	—	—	10.2	—	—	—	10.2
Common stock purchased	—	(2,008)	—	—	(15.0)	—	—	(81.3)	(96.3)
Activity under stock plans	—	332	—	—	(21.4)	(0.9)	—	15.6	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders	—	—	—	—	—	(82.6)	—	—	(82.6)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive income	—	—	—	—	—	—	77.3	—	77.3
Balance, September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(1) Description of Business and Basis of Presentation

Description of Business – Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributor of household batteries, specialty batteries and portable lights under the Energizer®, Eveready® and Rayovac® brand names globally, as well as the Varta® brand name in Latin America and Asia Pacific. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

Energizer is also a leading designer and marketer of auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven®, Bahama & Co®, STP® and A/C Pro® brand names.

On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

On January 2, 2019, Energizer expanded its battery portfolio with the acquisitions of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). The Battery Acquisition included the Rayovac and Varta brands (Acquired Battery Business).

On January 28, 2019, Energizer further expanded its auto care portfolio with the acquisition of Spectrum's global auto care business (Auto Care Acquisition). The Auto Care Acquisition included the Armor All, STP, and A/C PRO brands (Acquired Auto Care Business).

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

As a result of the Varta Divestiture, the respective operations of the Divestment Business, including a loss recorded on divestment, have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income and Statements of Cash Flows for fiscal years 2020 and 2019. There were no operations for the twelve months ended September 30, 2021 and no assets or liabilities associated with this business as of September 30, 2021 or 2020. See Note 5 - Divestment for more information on the discontinued operations.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2021 and 2020, Energizer had $238.9 and $459.8, respectively, in available cash, 94.8% and 61.8% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. There was no restricted cash at September 30, 2021. The amount included in restricted cash on the Consolidated Balance Sheet at September 30, 2020 represents the net proceeds from the September 2020 bond offering for the $800.0 Senior Notes at 4.375% due in 2029. These funds are net of the bank fees paid at funding. The funds were released on October 16, 2020 and were used to fund the full redemption of the USD 2026 Senior Notes at 6.375%. See Note 13, Debt, for further information.

	At September 30,
	2021	2020
Cash and cash equivalents	$238.9	$459.8
Restricted cash	—	790.0
Total Cash, cash equivalents and restricted cash shown in the statement of cash flows	$238.9	$1,249.8

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2021 and 2020.

The Company has interest rate risk with respect to interest expense on variable rate debt. In December 2020, the Company terminated their previously existing interest rate swap agreements and entered into an interest rate swap (2020 interest rate swap) with an effective date on December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at September 30, 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2021 and 2020, the Company had derivative contracts for the future purchases of zinc.

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

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2021 and 2020 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2021	2020
Trade receivables	$431.8	$447.5
Allowance for trade promotions	(136.0)	(152.7)
Allowance for returns and doubtful accounts	(2.9)	(2.8)
Trade receivables, net	$292.9	$292.0

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. The Company's current credit agreement allows for Energizer to sell accounts receivable up to a maximum of $500.0 annually.

During fiscal years 2021 and 2020, the Company sold $494.8 and $439.5, respectively, of receivables under this program. At September 30, 2021 and 2020, Energizer had $149.7 and $132.9, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2021 and 2020, cash from factored receivables collected but not yet due to the bank included in Other current liabilities was $6.3 and $0.5, respectively. Additionally, the fees associated with factoring our receivables were $3.5, $4.7 and $4.9 during the years ended September 30, 2021, 2020, and 2019, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2021, 2020 and 2019, amortization expense was $8.3, $8.1 and $9.1, respectively.

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

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2021, 2020, and 2019 was $53.7, $63.2, and $43.5, respectively, including accelerated depreciation charges of $4.7, $15.9 and $3.0 in 2021, 2020 and 2019, respectively, primarily related to the IT integration assets and certain manufacturing assets including property, plant and equipment located at facilities that are being consolidated as part of the integration of the Battery and Auto Care Acquisitions.

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

During fiscal 2021, Energizer used variations of the income approach in determining the fair value of the amortizable intangible assets acquired as part of an acquisition to acquire a company that specializes in developing formulations for cleaning tasks. The Company utilized multi-period excess earnings methods for determining the fair value of the proprietary technology and customer relationships acquired. Our determination of the fair value of these assets involved the use of significant estimates and assumptions related to the revenue growth rates and discount rates. Our determination of the fair value of customer relationships also involved assumptions related to customer attrition rates.

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

Energizer believes that the fair value assigned to the assets acquired and liabilities assumed in the acquisitions noted above are based on reasonable assumptions and estimates that marketplace participants would use. However, our assumptions are inherently risky and actual results could differ from those estimates. Adverse changes in the judgments, assumptions and

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

estimates used in future measurements of fair value, including discount rates or future operating results and related cash flow projections, could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

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

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $122.5, $115.1, and $96.7 for the fiscal years ended September 30, 2021, 2020, 2019, respectively.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly. The Company's policy on accounting for tax on the global intangible low-taxed income (GILTI) is to treat the taxes due as a period expense when incurred.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

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

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by this update, but does not expect any material impact to the financial statements.

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

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2021, 2020 and 2019:

	For the Twelve Months Ended September 30,
Net Sales	2021	2020	2019
Batteries	$2,267.4	$2,099.8	$1,959.9
Auto Care	606.9	513.0	409.3
Lights, Licensing and Other	147.2	132.0	125.3
Total Net Sales	$3,021.5	$2,744.8	$2,494.5

	For the Twelve Months Ended September 30,
Net Sales	2021	2020	2019
North America	$1,902.1	$1,753.0	$1,534.7
Latin America	253.2	218.2	200.1
Americas	2,155.3	1,971.2	1,734.8
Modern Markets	530.2	462.0	444.7
Developing Markets	208.7	189.6	193.4
Distributor Markets	127.3	122.0	121.6
International	866.2	773.6	759.7
Total Net Sales	$3,021.5	$2,744.8	$2,494.5

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

(4) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. Subsequent to year-end, the working capital settlement was finalized, reducing the purchase price by $0.4 that will be paid to Energizer and the Company will finalize the purchase price accounting with this adjustment in the first fiscal quarter of 2022. The product formulations are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

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

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Trade receivables	$1.3
Inventories	0.1
Goodwill	29.7
Other intangible assets, net	20.5
Operating lease assets	0.5
Accounts payable	(0.2)
Current operating lease liabilities	(0.2)
Other current liabilities	(0.2)
Operating lease liabilities	(0.3)
Net assets acquired	$51.2

The table below identifies the initial estimate for purchased intangible assets of $20.5:

	Total	Weighted Average Useful Lives
Proprietary formulas	$19.5	7
Customer relationships	1.0	15
Total Other intangible assets, net	$20.5

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company has recognized $3.4 of the total potential payments based on estimated earn out achieved at September 30, 2021. This was recorded on the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and in Other current liabilities on the Consolidated Balance Sheet.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company paid cash of $16.9 and a working capital adjustment of $0.7 in fiscal 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows for the avoidance of future planned capital expenditures.

The Company finalized their purchase price accounting in the fourth fiscal quarter of 2021. The FDK Indonesia Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The fair value of the Property, plant and equipment were estimated using the cost approach. After determining the fair value of the real property acquired, which was greater than the purchase price, the acquisition resulted in a bargain purchase gain of $0.6, which was recorded in Other items, net on the Company’s Consolidated Statement of Earnings. No goodwill or intangibles were identified with the purchase.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table outlines the purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$1.7
Trade receivables	4.3
Inventories	7.8
Other current assets	1.1
Property, plant and equipment, net	19.4
Other assets	2.8
Accounts payable	(10.7)
Other current liabilities	(0.5)
Deferred tax liabilities	(0.8)
Other liabilities	(6.9)
Net assets acquired	$18.2
Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (CAE) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement had earn out payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During fiscal 2021, CAE achieved the full earnout threshold under the share purchase agreement, resulting in the full consideration of $9.9 to be paid out, including contingent consideration payments of $6.8 during the year. The Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $8.0, which will be amortized over the three-year lives of the vendor agreements.

Battery Acquisition - On January 2, 2019, the Company completed the Battery Acquisition with a contractual purchase price of $2,000.0, subject to certain purchase price adjustments. The acquisition expanded the battery portfolio globally with the addition of a strong value brand. The final cash consideration after contractual and working capital adjustments was $1,962.4 which included $400.0 of cash consideration that was allocated to the Divestment Business discussed below.

The Battery Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. During fiscal 2020, the Company completed the valuation analysis for the Battery Acquisition.

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

The Auto Care Acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. During fiscal 2020, the Company completed the valuation analysis for the Auto Care Acquisition.

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

Pro Forma Financial Information (Unaudited)- Pro forma net sales (unaudited), Pro forma net earnings from continuing operations (unaudited), Pro from net earnings from continuing operations attributable to common shareholders (unaudited) and Pro forma diluted net earnings per common share - continuing operations (unaudited) for the twelve months ended September 30, 2019 are shown in the table below. The unaudited pro forma results are presented as if the Battery and Auto Care Acquisitions had occurred on October 1, 2017. Pro forma results for the Formulations, FDK Indonesia and CAE acquisitions are not considered material and, as such, are not included below. The pro forma results are not indicative of the results the Company would have achieved if the acquisitions had occurred that date or indicative of the results of the future operation of the combined company.

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

For the Year Ended
September 30, 2019
Pro forma net sales (unaudited)	$2,719.4
Pro forma net earnings from continuing operations (unaudited)	159.7
Pro forma mandatory preferred stock dividends (unaudited)	16.2
Pro forma net earnings from continuing operations attributable to common shareholders (unaudited)	143.5
Pro forma diluted net earnings per common share - continuing operations (unaudited)	$2.02
Pro forma weighted average shares of common stock - Diluted (unaudited)	71.0

The shares included in the above are adjusted to assume that the common stock and Mandatory convertible preferred (MCPS) shares issued for the Auto Care Acquisition occurred as of October 1, 2017. For the period presented, the MCPS conversion was anti-dilutive and not assumed in the calculation.

The unaudited pro forma data above includes the following significant adjustments made to account for certain costs to adjust for as if the acquisitions had occurred as of October 1, 2017. The following expenses, which are net of the applicable tax rates, were added to or removed from the net earnings amounts for each respective period:

For the Year Ended
Expense removed/(additional expense)	September 30, 2019
Inventory step up (unaudited) (1)	$28.5
Acquisition and integration costs (unaudited) (2)	44.3
Interest and ticking fees on escrowed debt (unaudited) (3)	21.6
Gains on escrowed debt (unaudited) (4)	(10.5)
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

Excluded from the above is the write-down of assets of business held for sale to fair value less cost to sell of $107.2 recorded by the Auto Care Business during the twelve months ended September 30, 2019. This loss was recorded as a direct result of the transaction and would not have impacted the combined Company results.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal years 2021, 2020 and 2019 relate to the FDK Indonesia Acquisition, Formulations Acquisition, the Battery Acquisition and the Auto Care Acquisition. Pre-tax costs incurred were $68.9, $68.0 and $188.4 in the twelve months ended September 30, 2021, 2020, and 2019, respectively.

Pre-tax costs recorded in Costs of products sold were $33.7 and $32.0 for the twelve months ended September 30, 2021 and 2020, respectively, which primarily related to the integration restructuring costs of $31.9 and $29.3 as discussed in Note 6, Restructuring. Pre-tax costs recorded in Costs of products sold were $58.7 for the twelve months ended September 30, 2019, which primarily related to the inventory fair value adjustment of $36.2 and integration restructuring costs of $12.1.

Pre-tax acquisition and integration costs recorded in SG&A were $40.0, $38.8 and $82.3 for the twelve months ended September 30, 2021, 2020 and 2019, respectively. In fiscal 2021 and 2020 these expenses primarily related to consulting fees for the 2020 restructuring program, success incentives, and costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses. In fiscal 2019 these expenses primarily related to acquisition success fees and legal, consulting and advisory fees to assist with obtaining regulatory approval around the globe and to plan for the closing and integration of the Battery Acquisition and Auto Care Acquisition.

For the twelve months ended September 30, 2021, 2020 and 2019 the Company recorded $1.1, $1.3 and $1.1 in Research and development, respectively.

Also included in the pre-tax acquisition costs for the twelve months ended September 30, 2019 was $65.6 of interest expense, including ticking fees, related to the escrowed debt for the Battery Acquisition and the financing fees incurred related to amending and issuing the debt for the Battery and Auto Care Acquisitions.

Included in Other items, net was pre-tax income of $5.9, $4.1 and $19.3 in the twelve months ended September 30, 2021, 2020 and 2019, respectively. The pre-tax income recorded in fiscal 2021 was primarily driven by the gain on a sale of assets of $3.3, which was part of the integration restructuring discussed in Note 6.

The pre-tax income recorded in fiscal 2020 was primarily driven by pre-acquisition insurance proceeds of $4.9 and $1.0 gain on the sale of assets and $0.9 of transition services income, offset by a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture and $0.5 of other items.

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

(5) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income as of September 30, 2020 and 2019. There were no operations for the twelve months ended September 30, 2021 or assets or liabilities held for sale as of September 30, 2021 or 2020.

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

(6) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan are expected to be substantially complete by December 31, 2021. As planned, the Company expects to incur additional exit-related costs associated with these plans of up to approximately $6 through the end of calendar 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing its global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with completion of activities by December 31, 2021. The expected remaining costs associated with this project are approximately $2 in the first quarter of fiscal 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The pre-tax expense for charges related to the restructuring plans for the twelve months ended September 30, 2021, 2020 and 2019 are noted in the table below and were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statement of Earnings and Comprehensive Income:

	For the Year Ended September 30,
	2021	2020	2019
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.1	$0.8	$9.8
Accelerated depreciation and asset write-offs	6.7	12.0	2.3
Other exit costs(1)	16.5	16.3	—
Other items, net
Gain on sale of fixed assets(3)	$(3.3)	—	—
Total 2019 Restructuring costs	$20.0	$29.1	$12.1
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.5	$—	$—
Other restructuring related costs(2)	8.1	0.2	—
Selling, general and administrate expense
Severance and related benefit costs	0.5	0.4	—
Other restructuring related costs(2)	7.5	0.6	—
Research and development expense
Severance and related benefit costs	0.2	—	—
Total 2020 Restructuring Costs	$16.8	$1.2	$—
Total restructuring related expense	$36.8	$30.3	$12.1
(1) Includes charges primarily related to environmental investigatory and mitigation costs, consulting, relocation and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.
(3) Relates to the sale of the Guatemala battery manufacturing facility in September 2021 net of closing costs, legal fees, and fixed asset write-offs. Net cash proceeds were $5.5.

The restructuring costs noted above for fiscal 2021 were included within the Americas and International segments in the amount of $34.7 and $2.1, respectively. The restructuring costs noted above for fiscal year 2020 were included within the Americas and International segments in the amount of $27.5 and $2.8, respectively. The restructuring costs noted above for fiscal year 2019 were incurred within the Americas and International segments in the amount of $6.0 and $6.1, respectively.

The following table summarizes the activity related to the 2019 restructuring program for the twelve Months Ended September 30, 2020 and 2021:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	September 30, 2020 (1)
Severance & termination related costs	$9.8	$0.8	$5.3	$—	$5.3
Accelerated depreciation & asset write-offs	—	12.0	—	12.0	—
Other exit costs	—	16.3	13.4	—	2.9
Total	$9.8	$29.1	$18.7	$12.0	$8.2

	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021 (1)
Severance & termination related costs	$5.3	$0.1	$4.0	$—	$1.4
Accelerated depreciation & asset write-offs	—	6.7	—	6.7	—
Gain on sale of fixed assets	—	(3.3)	(5.5)	1.7	0.5
Other exit costs	2.9	16.5	17.2	—	2.2
Total	$8.2	$20.0	$15.7	$8.4	$4.1
(1) At September 30, 2021 and 2020, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2020 restructuring program for the Twelve Months Ended September 30, 2021 and 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	September 30, 2020 (1)
Severance & termination related costs	$—	$0.4	$—	$—	$0.4
Other restructuring related costs	—	0.8	—	—	$0.8
Total	$—	$1.2	$—	$—	$1.2

	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021 (1)
Severance & termination related costs	$0.4	$1.2	$0.7	$—	$0.9
Other restructuring related costs	$0.8	$15.6	$15.7	$—	0.7
Total	$1.2	$16.8	$16.4	$—	$1.6
(1) At September 30, 2021 and 2020, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(7) Income Taxes

The (benefit)/provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2021	2020	2019
Current:
United States - Federal	$4.7	$13.5	$1.2
State	1.6	3.0	3.0
Foreign	49.9	39.2	37.5
Total current	$56.2	$55.7	$41.7
Deferred:
United States - Federal	(57.8)	(29.4)	(22.1)
State	(3.8)	(3.1)	(4.1)
Foreign	(1.3)	(2.3)	(7.1)
Total deferred	$(62.9)	$(34.8)	$(33.3)
(Benefit)/provision for income taxes	$(6.7)	$20.9	$8.4

The source of pre-tax earnings was:

	For the Years Ended September 30,
	2021	2020	2019
United States	$(90.1)	$(114.1)	$(139.9)
Foreign	244.3	181.8	213.0
Pre-tax earnings	$154.2	$67.7	$73.1

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2021		2020		2019
Computed tax at federal statutory rate	$32.4	21.0%	$14.2	21.0%	$15.3	21.0%
State income taxes, net of federal tax benefit	0.2	0.1	(0.7)	(1.0)	(2.3)	(3.2)
Foreign rate differential	0.8	0.5	2.0	3.0	(9.0)	(12.3)
Other taxes including repatriation of foreign earnings and GILTI	5.5	3.6	4.4	6.5	2.2	3.0
Foreign tax incentives	(3.7)	(2.4)	(3.6)	(5.3)	(5.3)	(7.3)
Uncertain tax positions	0.2	0.1	2.1	3.1	1.7	2.3
Impact of the 2017 tax reform	—	—	—	—	(0.4)	(0.5)
Nondeductible transaction expenses	—	—	1.0	1.5	4.8	6.6
Debt refinancing	(3.4)	(2.2)	—	—	—	—
Tax structuring	(39.5)	(25.6)	—	—	—	—
Other, net	0.8	0.6	1.5	2.1	1.4	1.9
Total	$(6.7)	(4.3)%	$20.9	30.9%	$8.4	11.5%

The Tax structuring of $39.5 is a deferred tax benefit recorded in relation to an intercompany transfer of assets. The Company has been granted two foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions. One incentive expired in December 2019 and the second expires in March 2023.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2021	2020
Deferred tax assets:
Accrued liabilities	$33.6	$53.4
Deferred and stock-related compensation	11.2	10.9
Tax loss carryforwards and tax credits	23.9	24.7
Intangible assets	2.5	1.9
Pension plans	5.6	17.1
Inventory differences and other tax assets	13.0	15.8
Operating lease assets	27.2	26.8
Interest expense limited under Sec 163j	90.5	54.6
Gross deferred tax assets	207.5	205.2
Deferred tax liabilities:
Depreciation and property differences	(25.7)	(24.6)
Intangible assets	(200.5)	(246.9)
Operating lease liabilities	(25.9)	(26.8)
Other tax liabilities	(9.9)	(9.9)
Gross deferred tax liabilities	(262.0)	(281.4)
Valuation allowance	(15.1)	(13.1)
Net deferred tax liabilities	$(69.6)	$(89.3)

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $2.7 between fiscal years 2022 and 2024 at September 30, 2021. In addition, there are $12.1 of tax loss carryforwards and credits with no expiration at September 30, 2021. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2021, approximately $964 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $202, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2021	2020	2019
Unrecognized tax benefits, beginning of year	$14.2	$12.8	$10.9
Additions based on current year tax positions and acquisitions	0.1	0.1	—
Additions based on prior year tax positions and acquisitions	2.6	2.8	2.7
Reductions for prior year tax positions	—	(0.6)	—
Settlements with taxing authorities/statute expirations	(3.4)	(0.9)	(0.8)
Unrecognized tax benefits, end of year	$13.5	$14.2	$12.8

Included in the unrecognized tax benefits noted above are $13.5 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $6.8 of interest (net of the deferred tax asset of $1.1) and penalties of $3.4 at September 30, 2021, $5.6 of interest (net of the deferred tax asset of $0.8) and penalties of $4.0 at September 30, 2020, and $4.9 of interest (net of the deferred tax asset of $0.7) and penalties of $3.9 at September 30, 2019. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 60 foreign jurisdictions where Energizer has operations. U.S. federal, state and local income tax returns for tax years ended September 30, 2018 and after remain subject to examination by the Internal Revenue Service. There are open examinations in the U.S. and at some of the foreign entities and the status of income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

The Company is contractually indemnified by Spectrum for any tax liability of the Acquired Battery and Auto Care Businesses arising from tax years prior to the acquisitions. The Company is also contractually obligated to pay Spectrum any tax benefit it receives in a tax year after the acquisitions as a result of an indemnification payment made by Spectrum. An indemnification asset and liability, where necessary, has been recorded to reflect this arrangement. The Company has also indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. An indemnification asset or liability, where necessary, has been recorded to reflect these arrangements.

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

The Omnibus Plan authorizes 6.5 million shares to be awarded, as well as the 0.3 million shares that were still available for grant under the 2015 Plan. Under the Omnibus Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based or performance-based), other stock awards and cash-based awards may be granted to directors, officers and employees of the Company. For purposes of determining the number of shares available for future issuance under the Omnibus Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. At September 30, 2021, there were 5.8 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $10.2, $24.5 and $27.1 for the years ended September 30, 2021, 2020 and 2019, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $2.3, $4.7 and $5.8 for the years ended September 30, 2021, 2020 and 2019, respectively.

Restricted Stock Equivalents (RSE)

In November 2017, the Company granted RSE awards to a group of key employees which included approximately 100,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $44.20.

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

The following table summarizes the Company's RSE activity during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2020	1.9	$47.56
Granted	0.9	$42.62
Vested	(0.5)	$44.55
Canceled	(0.3)	$45.32
Nonvested RSE at September 30, 2021	2.0	$46.44

As of September 30, 2021, there was an estimated $17.2 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.3 years. The weighted average estimated fair value for RSE awards granted in fiscal 2021 was $37.1. The estimated fair value of RSE awards that vested in fiscal 2021 was $21.7

Subsequent to year-end, in November 2021, the Company granted RSE awards to a group of key employees of approximately 140,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 113,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 393,000 performance shares to a group of key employees and key executives that will vest subject to meeting certain performance metrics over the three year performance period. The maximum award payout of approximately 786,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $38.75.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2021, 2020 and 2019:

	For the Years Ended September 30,
(in millions, except per share data)	2021	2020	2019
Basic earnings per share
Net earnings from continuing operations	$160.9	$46.8	$64.7
Mandatory preferred stock dividends	(16.2)	(16.2)	(12.0)
Net earnings from continuing operations attributable to common shareholders	144.7	30.6	52.7
Net loss from discontinued operations, net of tax	—	(140.1)	(13.6)
Net earnings / (loss) attributable to common shareholders	$144.7	$(109.5)	$39.1

Weighted average common shares outstanding - basic	68.2	68.8	66.4

Basic net earnings per common share from continuing operations	$2.12	$0.44	$0.79
Basic net loss per common share from discontinued operations	—	(2.03)	(0.20)
Basic net earnings / (loss) per common share	$2.12	$(1.59)	$0.59

Diluted earnings per share
Net earnings / (loss) attributable to common shareholders	$144.7	$(109.5)	$39.1

Weighted average common shares outstanding - basic	68.2	68.8	66.4
Effect of dilutive restricted stock equivalents	0.2	0.2	0.3
Effect of dilutive performance shares	0.2	0.4	0.4
Effect of stock based deferred compensation plan	0.1	0.1	0.2
Weighted average common shares outstanding - diluted	68.7	69.5	67.3

Diluted earnings per common share from continuing operations	$2.11	$0.44	$0.78
Diluted loss per common share from discontinued operations	—	(2.02)	(0.20)
Diluted net earnings / (loss) per common share	$2.11	$(1.58)	$0.58

For the year ended September 30, 2021, 0.1 restricted stock equivalents were anti dilutive and for the years ended September 30, 2020 and 2019, 0.2 restricted stock equivalents were anti-dilutive and not included in the diluted net earnings per share calculations. Performance based restricted stock equivalents of 1.3, 1.1, and 0.9 were excluded for the years ended September 30, 2021, 2020, and 2019, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted earnings/(loss) per share.

(10) Segments

For the twelve months ended September 31, 2021, 2020 and 2019, operations for Energizer are managed via two major geographic reportable segments: Americas and International. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with acquisition and integration activities, an acquisition earn out, amortization costs, business realignment activities, research & development costs, settlement loss on pension plan termination, and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

substantially all acquisition, integration, restructuring and realignment costs from segment results reflects management’s view on how it evaluates segment performance.

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

	For the Years Ended September 30,
Net Sales	2021	2020	2019
Americas	$2,155.3	$1,971.2	$1,734.8
International	866.2	773.6	759.7
Total net sales	$3,021.5	$2,744.8	$2,494.5
Segment Profit
Americas	563.8	498.5	456.6
International	163.3	155.8	174.9
Total segment profit	$727.1	$654.3	$631.5
General corporate and other expenses (1)	(96.0)	(103.8)	(111.5)
Global marketing expenses (2)	(41.9)	(28.2)	(18.2)
Research and development expense (3)	(33.4)	(34.1)	(31.7)
Amortization of intangible assets	(61.2)	(56.5)	(43.2)
Acquisition and integration costs (4)	(68.9)	(68.0)	(188.4)
Settlement loss on pension plan termination (5)	—	—	(3.7)
Acquisition earn out (6)	(3.4)	—	—
Loss on extinguishment of debt	(103.3)	(94.9)	—
Interest expense (7)	(161.8)	(195.0)	(160.4)
Other items, net (8)	(3.0)	(6.1)	(1.3)
Total earnings before income taxes	$154.2	$67.7	$73.1
(1) Of this amount $2.9 and $2.3 were recorded in Cost of products sold in the Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2020 and 2019, respectively. All other amounts were recorded in SG&A.
(2) The twelve months ended September 30, 2021 includes $20.0 recorded in SG&A and $21.9 recorded in A&P. The twelve months ended September 30, 2020 includes $12.1 recorded in SG&A and $16.1 recorded in A&P. The twelve months ended September 30, 2019 includes $6.3 recorded in SG&A and $11.9 recorded in A&P.
(3) R&D expense for the twelve months ended September 30, 2021, 2020 and 2019 on the Consolidated Statement of Earnings and Comprehensive Income includes $1.1, $1.3 and $1.1 respectively, which has been reclassified to Acquisition and integration costs for purposes of the reconciliation above.
(4) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2021	2020	2019
Inventory step up (COGS)	$—	$—	$36.2
Cost of products sold	33.7	32.0	22.5
SG&A	40.0	38.8	82.3
Research and development	1.1	1.3	1.1
Interest expense	—	—	65.6
Other items, net	(5.9)	(4.1)	(19.3)
Total Acquisition and Integration Costs	$68.9	$68.0	$188.4
(5) Included in Other items, net in the Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 14, Pension plans, for further information.
(6) This represents the estimated earn out achieved through September 30, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated Statement of Earnings.
(7) The amount for the twelve months ended September 30, 2019 on the Consolidated Statements of Earnings and Comprehensive Income included $65.6 of expense, which has been reclassified to Acquisition and integration costs from Interest expense for purposes of the reconciliation above.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(8) The amount for the twelve months ended September 30, 2021, 2020 and 2019 on the Consolidated Statements of Earnings and Comprehensive Income included a gain of $5.9, $4.1 and $19.3, respectively, which has been reclassified to Acquisition and integration costs from Other items, net and the Settlement loss on pension plan terminations for the twelve months ended September 30, 2019 of $3.7 that have been reclassified out of Other items, net for purposes of the above reconciliation.

Corporate assets shown in the following table include all financial instruments, pension assets and tax asset balances that are managed outside of operating segments. In addition, the Restricted cash held as of September 30, 2020 was an asset utilized outside of the operating segments.

	September 30,
Total Assets	2021	2020
Americas	$1,229.9	$1,238.0
International	679.5	668.5
Total segment assets	$1,909.4	$1,906.5
Corporate	173.0	106.8
Restricted cash	—	790.0
Goodwill and other intangible assets, net	2,925.1	2,925.0
Total assets	$5,007.5	$5,728.3

	September 30,
Long-Lived Assets	2021	2020
United States	$423.4	$399.7
Singapore	66.6	67.3
United Kingdom	72.4	62.2
Other International	80.5	63.2
Total long-lived assets excluding goodwill and intangibles	$642.9	$592.4

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2021	2020	2019
Americas	$44.7	$55.0	$42.7
International	20.2	10.3	12.4
Total segment capital expenditures	$64.9	$65.3	$55.1
Depreciation and Amortization
Americas	$37.1	$37.9	$34.6
International	20.2	17.5	15.0
Total segment depreciation and amortization	57.3	55.4	49.6
Corporate intangible amortization	61.2	56.5	43.2
Total depreciation and amortization	$118.5	$111.9	$92.8

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2021	2020	2019
United States	$1,788.3	$1,641.9	$1,435.8
International	1,233.2	1,102.9	1,058.7
Total net sales	$3,021.5	$2,744.8	$2,494.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Subsequent to fiscal 2021 on October 1, 2021, the Company has changed its reportable segments from two geographical segments to two product lines, Battery & Lights and Auto Care. This change comes with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company is changing its reporting structure to better reflect how the Company is managing the operations as well as what the chief operating decision maker is reviewing to make organizational decisions and resource allocations.

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

Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company does not account for lease components separately from non-lease components. The discount rate used to calculate present value for both operating and financing leases is Energizer's incremental borrowing rate based on information available at the commencement date, or if available, the rate implicit in the lease. The incremental borrowing rate used is determined based on fully secured borrowings at the time of lease commencement. Many of these agreements contain options to renew or terminate the lease. For calculating lease liabilities, the Company includes these options within the lease term when it is reasonably certain that the Company will execute such options. Some of the leases include variable payments, which primarily are tied to asset usage or sales rather than an index or rate. As such, these variable payments are not included in the calculation of the Company's lease assets and liabilities.

As of September 30, 2021 and 2020 the amounts for leases included on our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2021	September 30, 2020
Operating Leases:
Operating lease asset	$112.3	$121.9

Operating lease liabilities - current	15.5	14.8
Operating lease liabilities	102.3	111.9
Total Operating Lease Liabilities	$117.8	$126.7

Weighted-average remaining lease term (in years)	16.3	16.2
Weighted-average discount rate	4.1%	4.2%

Finance Leases:
Property, plant and equipment, net	$37.2	$43.9

Current portion of capital leases	2.3	1.7
Long-term debt	42.0	44.1
Total Finance Lease Liabilities	$44.3	$45.8

Weighted Average remaining lease term (in years)	19.8	20.4
Weighted-average discount rate	6.7%	6.7%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the components of lease expense:

	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2020
Operating lease costs	$20.3	$20.4
Finance lease costs:
Amortization of assets	3.2	3.2
Interest on lease liabilities	2.9	3.0
Variable lease costs	3.6	3.9
Total lease costs	$30.0	$30.5

Supplemental cash and non-cash information related to leases:

	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.9	$19.3
Operating cash flows from finance leases	2.9	2.9
Financing cash flows from finance leases	1.6	1.4
Non-cash increase in lease assets and lease liabilities:
Operating leases (1) (2)	$5.3	$88.4
(1) The fiscal 2021 increase in operating lease assets and liabilities includes normal lease renewals and immaterial lease modifications occurring through the normal course of business. Fiscal year 2020 activity includes a material embedded lease agreement which resulted in operating lease asset and lease liabilities of approximately $34, the renewal of the North America headquarters lease, which resulted in a material lease modification and additional operating lease assets and lease liabilities of approximately $17, and the lease commencement for the Company's new battery distribution and packaging center in North America, which resulted in approximately $36 of additional operating lease related assets and lease liabilities.
(2) The fiscal 2020 non-cash increase in operating lease assets and liabilities does not include the lease assets and lease liabilities recorded due to the ASC 842 implementation on October 1, 2019.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2021 are as follows:

	Operating Leases	Finance Leases
2022	$19.5	$4.8
2023	17.7	4.7
2024	16.8	4.5
2025	15.7	4.6
2026	11.1	4.7
Thereafter	88.4	61.9
Total lease payments	169.2	85.2

Less: Imputed interest	(51.4)	(40.9)
Present value of lease liabilities	$117.8	$44.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(12) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our reporting units in the fourth quarter of fiscal 2021. There were no indications of impairment of goodwill noted during this testing or throughout fiscal 2021.

The following table represents the change in the carrying amount of goodwill at September 30, 2021 and 2020:

	Americas	International	Total
Balance at September 30, 2019	$861.6	$143.2	$1,004.8
Battery acquisition	0.7	0.2	0.9
Auto Care acquisition	3.8	0.1	3.9
Cumulative translation adjustment	(0.3)	6.7	6.4
Balance at September 30, 2020	$865.8	$150.2	$1,016.0
Formulations acquisition	29.7	—	29.7
Cumulative translation adjustment	0.2	7.9	8.1
Balance at September 30, 2021	$895.7	$158.1	$1,053.8

The Company had indefinite-lived intangible assets of $1,365.7 at September 30, 2021 and $1,365.4 at September 30, 2020. The increase was due to foreign currency movement. We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery, auto care and lighting product categories. No impairment was indicated as a result of this testing.

Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates, revenue growth rates, future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total intangible assets at September 30, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(17.8)	$41.7
Customer Relationships	395.0	(87.1)	307.9
Patents	34.5	(13.5)	21.0
Proprietary technology	172.5	(59.6)	112.9
Proprietary formulas	21.9	(3.0)	18.9
Non-Compete	0.5	(0.5)	—
Vendor relationships	8.0	(4.8)	3.2
Total amortizable intangible assets	$691.9	$(186.3)	$505.6
Trademarks and trade names - indefinite lived	1,365.7	—	1,365.7
Total Other intangible assets, net	$2,057.6	$(186.3)	$1,871.3

Total intangible assets at September 30, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.7	$(13.9)	$45.8
Customer Relationships	394.2	(60.8)	333.4
Patents	34.5	(10.8)	23.7
Proprietary technology	172.5	(37.6)	134.9
Proprietary formulas	2.4	(0.5)	1.9
Non-compete	0.5	(0.4)	0.1
Vendor relationships	5.0	(1.2)	$3.8
Total amortizable intangible assets	$668.8	$(125.2)	$543.6
Trademarks and trade names - indefinite lived	1,365.4	—	1,365.4
Total Other intangible assets, net	$2,034.2	$(125.2)	$1,909.0

Amortizable intangible assets, with a weighted average remaining life of 9.9 years, are amortized on a straight-line basis over expected lives of 3 to 15 years. Amortization expense for intangible assets totaled $61.2, $56.5, and $43.2 for the twelve months ended September 30, 2021, 2020 and 2019, respectively.

Estimated amortization expense for amortizable intangible assets at September 30, 2021 are as follows:

Estimated amortization expense
2022	$60.7
2023	55.1
2024	53.5
2025	53.5
2026	48.7
Thereafter	234.1
Estimated future amortization expense	$505.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(13) Debt

The detail of long-term debt was as follows:

	September 30,
	2021	2020
Senior Secured Term Loan A Facility due 2022	$—	$319.4
Senior Secured Term Loan B Facility due 2025	—	313.5
Senior Secured Term Loan Facility due 2027	1,194.0	—
6.375% Senior Notes due 2026	—	750.0
4.625% Senior Notes due 2026 (Euro Notes of €650.0)	—	761.9
7.750% Senior Notes due 2027	—	600.0
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)	752.7	—
Capital lease obligations	44.3	45.8
Total long-term debt, including current maturities	$3,391.0	$4,190.6
Less current portion	(14.3)	(843.0)
Less unamortized debt premium and debt issuance fees	(43.3)	(40.7)
Total long-term debt	$3,333.4	$3,306.9

Credit Agreement -Fiscal 2021 Activity - On December 22, 2020, the Company entered into a Credit Agreement (2020 Credit Agreement) which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing Revolving Credit Facility from 2018 (2018 Revolving Facility). The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter of 2021.

On January 7, 2021, the Company amended the 2020 Credit Agreement and borrowed an incremental $650.0 on the Term Loan. The Company utilized the proceeds to fund the redemption of the Company’s outstanding $600.0 7.750% Senior Notes due 2027 (2027 Notes) at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 during the second fiscal quarter of 2021. The Company also wrote off deferred financings fees associated with the 2027 Notes resulting in a total loss on extinguishment recognized in the second fiscal quarter of 2021 of $70.0.

The 2020 Revolving Facility replaced the previously outstanding 2018 Revolving Facility. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, LIBOR or the Base Rate (as defined) plus the applicable margin. Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. The Term Loan bears interest at a rate per annum equal to, at the option of the Company, LIBOR or Base Rate (as defined) plus the applicable margin. The 2020 Credit Agreement also contains customary affirmative and restrictive covenants.

As of September 30, 2021, the Company had outstanding borrowings of $105.0 under the 2020 Revolving Facility and $7.7 of outstanding letters of credit. Taking into account outstanding letters of credit, $287.3 remained available as of September 30, 2021. As of September 30, 2021 and September 30, 2020, our weighted average interest rate on short-term borrowings was 2.5% and 6.7%, respectively.

Credit Agreement - Fiscal 2020 Activity - On December 27, 2019, the Company amended the 2018 Credit Agreement and refinanced $365.0 of term loan debt. The amendment established a new $365.0 Term Loan A facility due December 2022, which was used to pay down $300.0 of the existing Term Loan B facility due in 2025 and $65.0 of the existing Term Loan A facility due in 2021. The pay down of the Term Loan B facility was deemed to be an extinguishment and the Company recorded a Loss on extinguishment of debt of $4.2 during the first quarter of fiscal 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Senior Notes - Fiscal 2021 Activity - On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). On October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 Senior Notes due in 2026 at 6.375% (2026 Notes). Due to the timing of the transaction crossing fiscal years and the Company's obligation to redeem the 2026 Notes, the 2026 Notes were classified as Current maturities of long term debt and the proceeds from the 2029 Notes, net of financing fees paid, were classified as Restricted cash on the Consolidated Balance Sheet at September 30, 2020. The Company paid a redemption premium of $55.9 in the first fiscal quarter of 2021 related to this redemption, and the transaction resulted in a Loss on extinguishment of debt of $68.6, which was recorded on the date of the transaction in fiscal 2020.

On June 23, 2021, the Company completed a bond offering for €650 Senior Notes due in 2029 at 3.50% (2029 EUR Notes). The proceeds from the offering, combined with cash on hand, were used to satisfy its outstanding legal obligation on the €650 Senior Notes due in 2026 at 4.625% (2026 EUR Notes). The Company used approximately $45.9 of cash on hand to fund the redemption costs, accrued interest and fees associated with the redemption of the 2026 EUR Notes and issuance of the 2029 EUR Notes. The Company paid a redemption premium of $18.6 during the third quarter of fiscal 2021. The Company also wrote off deferred financing and interest and fees associated with the 2026 EUR Notes resulting in a total loss on extinguishment recognized in the third quarter of fiscal 2021 of $27.6.

Senior Notes - Fiscal 2020 Activity - On July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized a portion of the net proceeds from the sale of the 2028 Notes to fund the purchase of $488.8 in aggregate principal amount of the Company’s outstanding 5.50% Senior Notes due 2025 (2025 Notes) accepted for purchase pursuant to a cash tender offer. The Company used the remaining net proceeds from such sale, together with cash on hand, to fund the redemption of 2025 Notes not purchased pursuant to the tender offer, at a redemption price equal to 102.750% of the aggregate principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date. As a result of such redemption, all 2025 Notes that were not tendered and purchased by the Company pursuant to the tender offer were redeemed. The Company paid a total call premium for tendered and called notes of $18.3. The transaction resulted in a Loss on extinguishment of debt of $22.1.

The 2028 Notes, 2029 Notes and 2029 EUR Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi annually on the 2028 Notes and 2029 EUR Notes in June and December and on the 2029 Notes in March and September. The 2028 Notes, 2029 Notes and 2029 EUR Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2020 Credit Agreement.

Debt issuance fees paid related to the term loan refinancing and Senior Note offerings were $29.0 and $26.5 during the twelve months ended September 30, 2021 and 2020, respectively. The Company wrote-off a total of $18.1 and $20.7 of debt issuance fees as a result of the extinguishment activity during fiscal year 2021 and 2020, respectively. Debt issuance fees paid during the twelve months ended September 30, 2019 of $40.1 related to the initial senior notes taken out for the Battery and Auto Care Acquisitions.

Interest Rate Swaps - In March 2017, the Company entered into an interest rate swap agreement with one major financial institution that fixed the variable benchmark component (LIBOR) on $200.0 of Energizer's variable rate debt through June 2022 at an interest rate of 2.03%. In February 2018, the Company entered into a forward starting interest rate swap with an effective date of October 1, 2018, with one major financial institution that fixed the variable benchmark component (LIBOR) on additional variable rate debt at an interest rate of 2.47%. At the effective date, the swap had a notional value of $400.0. Beginning April 1, 2019, the notional amount decreases $50.0 each quarter, and continued to decrease until its termination date of December 31, 2020.

In conjunction with the term loan refinance in December 2020, the Company terminated both of these interest rate swaps and entered into a new interest rate swap with the effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021 the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

Notes Payable - The notes payable balance was $105.0 at September 30, 2021 and $3.8 at September 30, 2020. The 2021 balance is comprised of $105.0 of outstanding borrowings on the 2020 Revolving Facility. The 2020 balance was comprised of other borrowings, including those from foreign affiliates.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2021, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2021 were as follows:

Long-term debt
2022	$12.0
2023	12.0
2024	12.0
2025	12.0
2026	12.0
Thereafter	3,286.7
Total long-term debt payments due	$3,346.7

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2021	2020	2021	2020
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$541.1	$531.3	$148.4	$145.8
Service cost	—	—	0.7	0.8
Interest cost	13.0	15.9	1.6	1.5
Actuarial (gain) / loss	(8.2)	31.3	(4.5)	(2.2)
Benefits paid	(38.0)	(37.4)	(5.5)	(4.9)
Plan settlements	(0.5)	—	—	(2.3)
Foreign currency exchange rate changes	—	—	2.4	9.7
Projected Benefit Obligation at end of year	$507.4	$541.1	$143.1	$148.4
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$491.7	$463.5	$124.5	$122.8
Actual return on plan assets	34.0	62.8	8.5	0.2
Company contributions	2.9	2.8	2.5	1.1
Plan settlements	(0.5)	—	—	(2.3)
Benefits paid	(38.0)	(37.4)	(5.5)	(4.9)
Foreign currency exchange rate changes	—	—	3.1	7.6
Estimated fair value of plan assets at end of year	$490.1	$491.7	$133.1	$124.5
Funded status at end of year	$(17.3)	$(49.4)	$(10.0)	$(23.9)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity/(Deficit):

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2021	2020	2021	2020
Noncurrent assets	$12.8	$—	$17.2	$10.4
Current liabilities	(2.7)	(2.4)	(0.6)	(0.6)
Noncurrent liabilities	(27.4)	(47.0)	(26.6)	(33.7)
Net amount recognized	$(17.3)	$(49.4)	$(10.0)	$(23.9)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(141.6)	$(169.1)	$(32.5)	$(42.9)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2021 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net gain arising during the year	$19.8	$9.7
Effect of exchange rates	—	(0.7)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net gain	7.7	1.4
Total gain recognized in other comprehensive loss	$27.5	$10.4

Energizer expects to contribute $2.7 to its U.S. plans and $2.6 to its International plans in fiscal 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2022	$38.0	$5.6
2023	36.7	5.5
2024	38.3	5.7
2025	35.8	5.9
2026	36.2	5.8
2027 to 2031	154.8	30.5

The accumulated benefit obligation for the U.S. plans was $507.4 and $541.1 and for the foreign plans was $141.0 and $146.0 at September 30, 2021 and 2020, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2021	2020	2021	2020
Projected benefit obligation	$30.1	$541.1	$68.9	$74.6
Accumulated benefit obligation	30.1	541.1	66.7	72.2
Estimated fair value of plan assets	—	491.7	41.6	40.3

Pension plan assets in the U.S. plan represent approximately 79% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 40%, and (b) debt securities, including U.S. bonds: 60%. Actual allocations at September 30, 2021 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2021. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

Based on the Company's funding position as of October 1, 2021, the broad target allocations were updated to approximately: (a) equities, including U.S. and foreign: 30%, and (b) debt securities, including U.S. bonds: 70% for fiscal 2022.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$0.7	$0.8	$0.5
Interest cost	13.0	15.9	20.4	1.6	1.5	2.9
Expected return on plan assets	(22.4)	(24.3)	(26.2)	(3.2)	(3.6)	(4.9)
Recognized net actuarial loss	7.4	6.5	4.1	1.5	1.5	0.9
Settlement loss on Ireland pension plan termination	—	—	—	—	—	3.7
Settlement loss recognized on other pension plans	0.2	—	—	—	0.5	0.4
Net periodic (benefit)/expense	$(1.8)	$(1.9)	$(1.7)	$0.6	$0.7	$3.5

The service cost component of the net periodic (benefit)/expense above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2022 are net actuarial losses of $6.4 for the U.S. Plan and $0.9 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2021	2020	2019	2021	2020	2019
Plan obligations:
Discount rate	2.6%	2.5%	3.1%	1.3%	1.0%	1.6%
Compensation increase rate	—	—	—	2.2%	2.1%	2.1%
Net periodic benefit cost:
Discount rate	2.5%	3.1%	4.3%	1.0%	1.0%	2.1%
Expected long-term rate of return on plan assets	5.1%	5.6%	5.9%	2.6%	2.8%	3.8%
Compensation increase rate	—	—	—	2.1%	2.1%	2.1%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2021 and 2020 segregated by level within the estimated fair value hierarchy. Refer to Note 17, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2021
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$60.0	$—	$60.0	$—	$—	$—
International Equity	3.4	—	3.4	—	9.9	9.9
DEBT
U.S. Government	—	292.8	292.8	—	—	—
Other Government	—	—	—	—	22.5	22.5
CASH & CASH EQUIVALENTS	—	3.5	3.5	—	2.6	2.6
OTHER	—	—	—	—	7.0	7.0
Assets Measured at Net Asset Value
U.S. Equity			76.8			—
International Equity			53.6			28.3
Corporate			—			41.3
Other			—			21.5
TOTAL	$63.4	$296.3	$490.1	$—	$42.0	$133.1

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

There were no Level 3 pension assets at September 30, 2021 and 2020.

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

(15) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2021, 2020 and 2019 were $10.3, $9.6, and $7.8, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income. With the Battery and Auto Care Acquisitions on January 2, 2019 and January 28, 2019, respectively, the Company added approximately 900 colleagues to the Plan which drove the increase in the contributions in fiscal 2020. Contributions to the remaining global plans are not significant in the aggregate.

(16) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2021 and 2020, the Company had 72,386,840, common stock issued. As of September 30, 2021, the Company had approximately 2.0 million shares reserved for issuance under the Equity Incentive Plan and approximately 68,500 shares reserved for issuance under the deferred compensation plan.

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. Under these and previously outstanding authorizations, the Company has repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, 980,000 shares for $45.0, at an average price of $45.93 per share, and 1,036,000 shares for $45.0, at an average price of $43.46 per share, during the twelve months ended September 30, 2021, 2020 and 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During the fourth quarter of fiscal 2021 the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 with the remainder to be delivered at termination of the agreement, on or before November 18, 2021. The remaining number of shares to be repurchased will be based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period. As of September 30, 2021, $60.0 is recorded as treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 is recorded as Additional paid in capital on the Consolidated Balance Sheet.

As of September 30, 2021, the Company had approximately 5.5 million shares still authorized under this authorization. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2021, total dividends declared to shareholders were $82.6 and $83.9 was paid. For the twelve months ended September 30, 2020, total dividends declared to shareholders were $84.0 and $85.4 was paid. For the twelve months ended September 30, 2019, total dividends declared to shareholders were $82.4 and $83.0 was paid. The dividends paid included amounts on restricted shares that vested in the period.

Subsequent to the fiscal year end, on November 15, 2021, the Board of Directors declared a dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021, to all shareholders of record as of the close of business on November 30, 2021.

Series A Mandatory Convertible Preferred Stock - In January 2019, the Company issued 2,156,250 shares of Series A Mandatory Convertible Preferred Stock (MCPS), with a par value of $0.01 per share and liquidation preference of $100.00 per share. There were 2,156,250 preferred shares issued and outstanding as of September 30, 2021 and 2020.

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

During the twelve months ended September 30, 2021, dividends declared and paid to preferred shareholders were $16.2. The payment included an accrued dividend from fiscal 2020 and the final dividend of fiscal 2021 was recorded in Other current liabilities at September 30, 2021 and was paid to the preferred shareholders on October 15, 2021.

Subsequent to the end of the fiscal year, on November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS, payable on January 15, 2022, to all shareholders of record as of the close of business January 1, 2022.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 13.7%, 14.1%, and 13.8% of total net sales in fiscal 2021, 2020 and 2019, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2021 and 2020, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2021, Energizer had variable rate debt outstanding with a principal balance of $1,299.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In December 2020, the Company terminated both of these swap arrangements and entered into an interest rate swap (2020 interest rate swap) with an effective date on December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 as September 30, 2021.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2021 and 2020, Energizer had an unrealized pre-tax gain of $5.0 and loss of $4.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2021 levels, over the next twelve months, $4.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal 2023. There were 62 open foreign currency contracts at September 30, 2021, with a total notional value of approximately $219.

The Company has a hedging program on zinc purchases. The contracts were determined to be cash flow hedges and qualify for cash flow hedge accounting. The contract maturities for these hedges extend into fiscal 2022. There were 5 open contracts at September 30, 2021, with a total notional value of approximately $10. The pre-tax gain on the zinc contracts of $4.7 and $4.4 was recognized at September 30, 2021 and 2020, respectively, and was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

The 2017 Interest rate swap was terminated early in December 2020 and resulted in a $5.6 loss, which was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. This loss will be amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022, the original ending date of the 2017 Interest rate swap. The 2018 Interest rate swap was terminated in December 2020, which is consistent with the end of the original swap agreement.

At September 30, 2021, Energizer recorded an unrecognized pre-tax gain of $11.7 on the 2020 Interest rate swap agreement, and at September 30, 2020, the Company recorded an unrealized pre-tax loss of $7.3 on the 2017 and 2018 interest rate swap contracts, both of which were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 6 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2021, with a total notional value of approximately $67.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2021 and 2020, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2021 and 2020, respectively:

	At September 30, 2021	For the Year Ended September 30, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss) / Gain Recognized in OCI (2)	(Loss) / Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$5.0	$(0.5)	$(10.4)
Interest rate swaps	11.7	9.9	(6.7)
Zinc contracts	4.7	4.5	4.2
Total	$21.4	$13.9	$(12.9)

	At September 30, 2020	For the Year Ended September 30, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss) / Gain Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(4.9)	$(6.1)	$3.3
Interest rate swaps	(7.3)	(6.6)	(4.3)
Zinc contracts	4.4	3.8	(1.6)
Total	$(7.8)	$(8.9)	$(2.6)
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

The following table provides estimated fair values as of September 30, 2021 and 2020, and the gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2021 and 2020, respectively.

	At September 30, 2021	For the Year Ended September 30, 2021
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$—	$(0.7)

	At September 30, 2020	For the Year Ended September 30, 2020
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)(3)
Foreign currency contracts	$(0.2)	$(3.1)
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Gain / (Loss) recognized in Income was recorded in Other items, net.
(3) Includes a $2.2 loss on the hedge contract on the proceeds from the Varta Divestiture.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.8	$(0.6)	$5.2	$0.8	$(0.4)	$0.4

Offsetting of derivative liabilities
		At September 30, 2021			At September 30, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.8)	$0.6	$(0.2)	$(6.0)	$0.5	$(5.5)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2021 and 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2021	2020
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(25.1)	$(26.8)
Derivatives - Foreign Currency contracts	5.0	(4.9)
Derivatives - Foreign Currency contracts (non-hedge)	—	(0.2)
Derivatives - Interest Rate Swaps	11.7	(7.3)
Derivatives - Zinc contracts	4.7	$4.4
Net Liabilities at estimated fair value	$(3.7)	$(34.8)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2021 and 2020.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2021 and 2020, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2021 and 2020, the fair market value of fixed rate long-term debt was $2,156.1 and $2,858.3, respectively, compared to its carrying value of $2,152.7 and $2,761.9, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(18) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2021, the Company had approximately $33.8 of purchase obligations.

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2018	$(113.6)	$(136.4)	$—	$3.3	$4.9	(241.8)
OCI before reclassifications	9.0	(44.3)	(0.7)	6.3	(9.0)	(38.7)
Reclassifications to earnings	—	7.4	—	(6.5)	(0.2)	0.7
Activity related to discontinued operations	(19.4)	—	0.9	—	—	(18.5)
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	$(298.3)
OCI before reclassifications	(32.7)	0.3	2.9	(4.7)	(5.1)	(39.3)
Reclassifications to earnings	—	6.5	1.2	(2.5)	3.3	8.5
Activity related to discontinued operations	19.3	3.0	(0.9)	—	—	21.4
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)
OCI before reclassifications	27.6	22.0	3.4	(0.2)	7.6	60.4
Reclassifications to earnings	—	7.1	(3.2)	7.9	5.1	16.9
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the reclassifications from AOCI:

	For the Year Ended September 30,
Amount Reclassified from AOCI	2021	2020	2019	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$10.4	$(3.3)	$(8.4)	Cost of products sold
Interest rate swaps	6.7	4.3	(0.3)	Interest expense
Zinc contracts	(4.2)	1.6	—	Cost of products sold
	12.9	2.6	(8.7)	Loss / (Earnings) before income taxes
	(3.1)	(0.6)	2.0	Income tax (benefit) / provision
	$9.8	$2.0	$(6.7)
Amortization of defined benefit pension items
Actuarial losses	$8.9	$8.0	$5.0	(1)
Settlement loss on Ireland pension plan termination	—	—	3.7	(1)
Settlement losses on other plans	0.2	0.5	0.4	(1)
	9.1	8.5	9.1	Loss before income taxes
	(2.0)	(2.0)	(1.7)	Income tax benefit
	$7.1	$6.5	$7.4
Total reclassifications for the period	$16.9	$8.5	$0.7
Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(1) These AOCI components are included in the computation of net periodic benefit cost (see Note 14, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2021	2020	2019
Interest income	$(0.7)	$(0.6)	$(7.7)
Interest income on restricted cash (1)	—	—	(5.8)
Foreign currency exchange loss	5.5	8.7	5.2
Pension benefit other than service costs (2)	(1.9)	(1.7)	(2.3)
Settlement loss on pension plan terminations (2)	—	—	3.7
Acquisition foreign currency gains (1)	—	2.2	(13.6)
Pre-acquisition insurance proceeds (1)	—	(4.9)	—
Settlement of acquired business hedging contracts (1)	—	—	1.5
Gain on sale of assets (1)	(3.3)	(1.0)	—
Transition services agreement income (1)	—	(0.9)	(1.4)
Other	(2.5)	0.2	6.1
Total Other items, net	$(2.9)	$2.0	$(14.3)
(1) See Note 4, Acquisitions, for additional information on these items.
(2) See Note 14, Pension Plans, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2021	2020
Raw materials and supplies	$118.8	$85.2
Work in process	206.3	148.7
Finished products	403.2	277.4
Total inventories	$728.3	$511.3
Other Current Assets
Miscellaneous receivables	$21.4	$15.8
Due from Spectrum	16.3	30.6
Prepaid expenses	98.3	76.5
Value added tax collectible from customers	28.3	20.4
Other	15.1	14.5
Total other current assets	$179.4	$157.8
Property, plant and equipment
Land	$14.4	$8.9
Buildings	121.4	121.9
Machinery and equipment	822.9	821.4
Capital leases	62.4	51.4
Construction in progress	52.7	39.3
Total gross property	1,073.8	1,042.9
Accumulated depreciation	(690.9)	(690.8)
Total property, plant and equipment, net	$382.9	$352.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2021	2020
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$19.5	$12.1
Accrued trade promotions	57.3	45.4
Accrued salaries, vacations and incentive compensation	65.4	68.1
Accrued interest expense	16.5	36.9
Accrued redemption premium	—	55.9
Restructuring reserve	5.7	9.4
Income taxes payable	30.3	30.2
Other	162.1	150.7
Total other current liabilities	$356.8	$408.7
Other Liabilities
Pensions and other retirement benefits	$66.2	$89.9
Deferred compensation	25.1	26.8
Mandatory transition tax	16.7	16.7
Other non-current liabilities	70.4	78.2
Total other liabilities	$178.4	$211.6

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2021	2020	2019
Balance at beginning of year	$2.8	$3.8	$4.0
Provision charged to expense, net of reversals	1.2	1.8	1.5
Write-offs, less recoveries, translation, other	(1.1)	(2.8)	(1.7)
Balance at end of year	$2.9	$2.8	$3.8

	For the Years Ended September 30,
Income Tax Valuation Allowance	2021	2020	2019
Balance at beginning of year	$13.1	$11.9	$12.0
Provision charged to expense, net of reversals	1.8	3.1	0.7
Reversal of provision charged to expense	(2.1)	(0.2)	(0.4)
Translation, other	2.3	(1.7)	(0.4)
Balance at end of year	$15.1	$13.1	$11.9

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2021	2020	2019
Interest paid	$172.7	$196.0	$170.3
Income taxes paid, net	65.0	46.7	43.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(21) Related Party Transactions

On January 28, 2019, the Company completed the Auto Care Acquisition from Spectrum, which included stock consideration of 5.3 million shares of Energizer common stock. In accordance with the terms of our Shareholder Agreement with Spectrum, Spectrum had the right to sell such shares on or after January 28, 2020, including through one or more registered secondary offerings. At September 30, 2020, Spectrum owned 1.7 million shares, or 2.5% of the Company's outstanding common shares. During the second quarter of fiscal 2021, Spectrum sold the remainder of their shares, and as such at September 30, 2021 they are no longer considered to be a related party.

The transactions between Spectrum and Energizer prior to when Spectrum sold their remaining shares during fiscal 2021 are immaterial. The transactions discussed below cover the time period in which Spectrum was a related party of Energizer Holdings, Inc. in fiscal 2020 and 2019.
Following the completion of the Battery and Auto Care Acquisitions, the Company and Spectrum entered into transition service agreements (TSA) and reverse TSA. Under the agreements, Energizer and Spectrum provided each other certain specified back office support services on a transitional basis, including among other things, payroll and other human resource services, information systems as well as accounting support.

The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, and including a nominal profit. As of September 30, 2020, the Company had exited the majority of the TSA and reverse TSA, and during the first quarter of fiscal 2021, the Company was out of all agreements.

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

Related to these agreements, the Company had a payable to Spectrum of $1.6 in Other current liabilities and a receivable from Spectrum of $30.6 in Other current assets as of September 30, 2020, as well as a receivable from Spectrum in Other assets of $18.4 as of September 30, 2020. The asset balance from Spectrum also included the tax indemnification due from Spectrum under the initial purchase agreements.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $17.8 and $9.8 for the twelve months ended September 30, 2020 and 2019, respectively. The Company recorded $2.7 in Accounts payable at September 30, 2020 related to these purchases.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Accrued environmental costs at September 30, 2021 were $10.1, of which $3.1 is expected to be spent during fiscal 2022. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

Legal Proceedings – The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company and its affiliates are a party to legal proceedings and claims that arise during the ordinary course of business. The Company reviews its legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2021.

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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

Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2021, 2020, and 2019.
•Consolidated Balance Sheets -- at September 30, 2021 and 2020.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2021, 2020 and 2019.
•Consolidated Statements of Shareholders’ Equity/(Deficit) -- at September 30, 2021, 2020 and 2019.
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

3.3	Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.1	Form of Certificate for the 7.50% Series A Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

4.2
Indenture, dated July 1, 2020, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 1, 2020).

4.3	Form of 4.750% Senior Notes due 2028 (incorporate by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 1, 2020).

4.4
Indenture, dated September 30, 2020, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed October 1, 2020).

4.5	Form of 4.375% Senior Notes due 2029 (incorporate by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1, 2020).

4.6
Indenture, dated as of June 23, 2021, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time, The Bank of New York Mellon Trust Company, N.A., as Trustee and Registrar, and The Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.7	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.8	Description of Securities (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed November 19, 2019)

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.9@	Form of Change of Control Employment Agreement with certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on form 8-K filed July 8, 2015).

10.10@	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.13@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.14@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.15@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.16@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.17@	Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.18@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.19@	Form of Performance Restricted Stock Equivalent Award Agreement for 2018 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.20@	Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.21@	Form of Restricted Stock Equivalent Award Agreement for Directors under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.22@
Retirement Transition Agreement dated November 20, 2020 between Energizer Brands, LLC and Alan R. Hoskins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed November 20, 2020).

10.23
Amended and Restated Credit Agreement dated December 22, 2020, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A. as administrative agent and lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 22, 2020).

10.24	Incremental Term Loan Amendment No. 1 dated January 7, 2021, by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2021).

10.25@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

10.26@
Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

10.27@
Form of Restricted Stock Unit Award Agreement for directors under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page hereto)

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

ENERGIZER HOLDINGS, INC.

By	/s/ Mark S. LaVigne
Mark S. LaVigne
President and Chief Executive Officer
Date: November 16, 2021
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. LaVigne, John J. Drabik and Sara B. Hampton, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Mark S. LaVigne
Mark S. LaVigne (principal executive officer)	President, Chief Executive Officer and Director
/s/ John J. Drabik
John J. Drabik (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ Sara B. Hampton
Sara B. Hampton (principal accounting officer)	Vice President, Global Controller and Chief Accounting Officer
/s/ Patrick J. Moore
Patrick J. Moore	Independent Chairman of the Board of Directors
/s/ Carlos Abrams-Rivera
Carlos Abrams-Rivera	Director
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Cynthia J. Brinkley
Cynthia J. Brinkley	Director
/s/ Rebecca Frankiewicz
Rebecca Frankiewicz	Director
/s/ Kevin J. Hunt
Kevin J. Hunt	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ Donal L. Mulligan
Donal L. Mulligan	Director
/s/ Nneka Rimmer
Nneka Rimmer	Director
/s/ Robert V. Vitale
Robert V. Vitale	Director
Date: November 16, 2021