Form 10-Q
period 2021-12-31
ENERGIZER HOLDINGS, INC.
filed 2022-02-07
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 3, 2022: 71,250,127.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended December 31,
	2021	2020
Net sales	$846.3	$848.6
Cost of products sold	534.7	510.7
Gross profit	311.6	337.9
Selling, general and administrative expense	122.1	124.1
Advertising and sales promotion expense	51.7	49.6
Research and development expense	8.9	7.6
Amortization of intangible assets	15.2	15.5
Interest expense	37.0	47.3
Loss on extinguishment of debt	—	5.7
Other items, net	0.2	0.8
Earnings before income taxes	76.5	87.3
Income tax provision	16.5	20.2
Net earnings	60.0	67.1
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings attributable to common shareholders	$56.0	$63.1

Basic net earnings per common share	$0.84	$0.92
Diluted net earnings per common share	$0.83	$0.91

Weighted average shares of common stock - Basic	66.8	68.5
Weighted average shares of common stock - Diluted	67.1	73.5

Statements of Comprehensive Income:
Net earnings	$60.0	$67.1
Other comprehensive income/(loss), net of tax (benefit)/expense
Foreign currency translation adjustments	12.3	5.5
Pension activity, net of tax of $(0.4) and $0.5, respectively.	1.2	(0.5)
Deferred gain/(loss) on hedging activity, net of tax of $0.2 and $(0.9), respectively.	5.2	(2.6)
Total comprehensive income	$78.7	$69.5
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2021	September 30, 2021
Current assets
Cash and cash equivalents	$221.2	$238.9
Trade receivables, less allowance for doubtful accounts of $2.6 and $2.9, respectively	370.3	292.9
Inventories	755.9	728.3
Other current assets	202.9	179.4
Total current assets	1,550.3	1,439.5
Property, plant and equipment, net	381.9	382.9
Operating lease assets	109.3	112.3
Goodwill	1,053.3	1,053.8
Other intangible assets, net	1,856.2	1,871.3
Deferred tax asset	23.5	21.7
Other assets	135.4	126.0
Total assets	$5,109.9	$5,007.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of capital leases	2.2	2.3
Notes payable	183.4	105.0
Accounts payable	420.0	454.8
Current operating lease liabilities	15.3	15.5
Other current liabilities	382.6	356.8
Total current liabilities	1,015.5	946.4
Long-term debt	3,318.3	3,333.4
Operating lease liabilities	99.3	102.3
Deferred tax liability	93.8	91.3
Other liabilities	173.6	178.4
Total liabilities	4,700.5	4,651.8
Shareholders' equity
Common stock	0.7	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	840.0	832.0
Retained earnings	30.9	(5.0)
Treasury stock	(250.5)	(241.6)
Accumulated other comprehensive loss	(211.7)	(230.4)
Total shareholders' equity	409.4	355.7
Total liabilities and shareholders' equity	$5,109.9	$5,007.5

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2021	2020
Cash Flow from Operating Activities
Net earnings	$60.0	$67.1
Non-cash integration and restructuring charges	3.0	1.9
Depreciation and amortization	29.4	29.8
Deferred income taxes	—	7.7
Share-based compensation expense	1.3	4.0
Loss on extinguishment of debt	—	5.7
Non-cash items included in income, net	5.5	5.6
Other, net	(0.3)	(0.7)
Changes in current assets and liabilities used in operations	(153.5)	(44.8)
Net cash (used by)/from operating activities	(54.6)	76.3

Cash Flow from Investing Activities
Capital expenditures	(24.4)	(8.4)
Acquisitions, net of cash acquired and working capital settlements	0.4	(66.4)
Net cash used by investing activities	(24.0)	(74.8)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	550.0
Payments on debt with maturities greater than 90 days	(3.6)	(1,383.3)
Net increase in debt with original maturities of 90 days or less	94.2	1.2
Premiums paid on extinguishment of debt	—	(55.9)
Debt issuance costs	(2.5)	(12.5)
Dividends paid on common stock	(20.5)	(22.7)
Dividends paid on mandatory convertible preferred stock	(4.0)	(4.0)
Common stock purchased	—	(21.3)
Taxes paid for withheld share-based payments	(2.2)	(6.7)
Net cash from/(used by) financing activities	61.4	(955.2)

Effect of exchange rate changes on cash	(0.5)	9.5

Net decrease in cash, cash equivalents, and restricted cash	(17.7)	(944.2)
Cash, cash equivalents, and restricted cash, beginning of period	238.9	1,249.8
Cash, cash equivalents, and restricted cash, end of period	$221.2	$305.6

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings	—	—	—	—	—	67.1	—	—	67.1
Share-based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6

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

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation, including the recast of our segment related disclosures to align with our new reportable segments as of October 1, 2021. Refer to Note 6, Segments, for additional information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2021 included in the Annual Report on Form 10-K dated November 16, 2021.

Recently Adopted Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of October 1, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated (condensed) financial statements.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Our International sales, which includes Latin America, are comprised of modern trade, developing and distributor market groups. Modern trade, which is most prevalent in Western Europe and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. Developing markets generally include sales by wholesalers or small retailers who may not have a national or regional presence. Distributors are utilized in other markets where the Company does not have a direct sales force. Each market's determination is based on the predominant customer type or sales strategy utilized in the market.

As discussed in Note 6, Segments, following the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022, the Company has changed its reportable segments to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. Therefore, the Company has recast the product and market information for the quarter ended December 31, 2020 by recasting the Battery and Auto Care licensing and other sales within each product category, and Latin America within the respective Modern, Developing and Distributors markets as appropriate.

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2021 and 2020:

	For the Quarters Ended December 31,
Net Sales by products	2021	2020
Batteries	$701.7	$708.7
Auto Care	106.1	104.7
Lights	38.5	35.2
Total Net Sales	$846.3	$848.6

	For the Quarters Ended December 31,
	2021	2020
Net Sales by markets
North America	$508.9	$516.9
Modern Markets	165.3	174.5
Developing Markets	115.4	108.3
Distributors Markets	56.7	48.9
Total Net Sales	$846.3	$848.6

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. During the first quarter of fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0, of which $0.4 was paid to the Company in December. The remaining amount will be settled in the second quarter of fiscal 2022. The product formulations acquired are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

The acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The fair value of proprietary technology acquired and customer relationships were determined by applying the multi-period excess earnings method under the income approach.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table outlines the purchase price allocation:

Trade receivables	$1.3
Inventories	0.1
Goodwill	28.7
Other intangible assets, net	20.5
Operating lease assets	0.5
Accounts payable	(0.2)
Current operating lease liabilities	(0.2)
Other current liabilities	(0.2)
Operating lease liabilities	(0.3)
Net assets acquired	$50.2

The table below identifies the purchased intangible assets of $20.5:

	Total	Weighted Average Useful Lives
Proprietary technology	$19.5	7
Customer relationships	1.0	15
Total Other intangible assets, net	$20.5

The Company finalized their purchase price accounting in the first quarter of fiscal 2022. The goodwill acquired in this acquisition is attributable to the value the Company expects to achieve from the significant innovation capabilities in formulations that the acquired company will bring to our organization, as well as the workforce acquired. The goodwill was allocated to the Americas segment prior to the Company's reorganization of our reportable segments on October 1, 2021. Refer to Note 7, Goodwill and intangible assets, for additional details. The goodwill is deductible for tax purposes.

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company has recognized $4.5 for the earn out achieved at December 31, 2021. During the first quarter of fiscal 2022, $1.1 of this earn-out was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and in Other current liabilities on the Consolidated (Condensed) Balance Sheet. This portion of the potential earn out agreement will be paid in the second quarter of fiscal 2022.

FDK Indonesia Acquisition - During the fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company initially paid cash of $16.9 and had a working capital adjustment of $0.7 in fiscal 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows for the avoidance of future planned capital expenditures. The Company finalized their purchase price accounting in the fourth fiscal quarter of 2021.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition and FDK Indonesia Acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the three months ended December 31, 2021 and $18.3 in the three months ended December 31, 2020.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Costs of products sold were $6.0 and $7.7 for the three months ended December 31, 2021 and 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 and $10.4 for the three months ended December 31, 2021 and 2020, respectively. The SG&A expenses incurred during the three months ended December 31, 2021 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the three months ended December 30, 2020 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, and legal fees incurred for the fiscal year 2021 acquisitions.

For the three months ended December 31, 2021 and 2020, the Company recorded $1.1 and $0.1, respectively, of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs.

For the three months ended December 31, 2020, the Company recorded $0.1 of pre-tax acquisition and integration related Other items, net.

(4) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within these plans have been substantially completed by December 31, 2021, and the Company does not expect to incur additional material charges associated with these plans.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing its global end-to-end supply chain network and ensuring accountability by category. This program included streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021 and this program was substantially complete by December 31, 2021. The Company does not expect to incur additional material charges associated with this program.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters ended December 31, 2021 and 2020 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2021	2020
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$(0.1)	$0.1
Accelerated depreciation & asset write-offs	1.2	1.4
Other exit costs(1)	2.8	5.1
2019 Restructuring Total	$3.9	$6.6
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.2	$—
Other restructuring related costs(2)	1.1	0.8
Selling, general and administrate expense
Severance and related benefit costs	0.1	0.3
Other restructuring related costs(2)	—	2.9
2020 Restructuring Total	$1.4	$4.0
Total restructuring related expense	$5.3	$10.6
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the quarter ended December 31, 2021 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2. All $10.6 of the restructuring costs in the quarter ended December 31, 2020 would have been incurred within the Battery & Lights segment.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the 2019 restructuring program for the quarters ended December 31, 2020 and 2021:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	December 31, 2020 [1]
Severance & termination related costs	$5.3	$0.1	$3.4	$—	$2.0
Accelerated depreciation & asset write-offs	—	1.4	—	1.4	—
Other exit costs	2.9	5.1	5.3	—	2.7
Total	$8.2	$6.6	$8.7	$1.4	$4.7

	September 30, 2021	Charge to Income	Cash	Non-Cash	December 31, 2021 [1]
Severance & termination related costs	$1.4	$(0.1)	$1.0	$—	$0.3
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	4.5	—	0.5
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Total	$4.1	$3.9	$6.0	$1.2	$0.8

(1) At December 31, 2020 and 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2020 restructuring program for the quarters ended December 31, 2020 and 2021:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	December 31, 2020 [1]
Severance & termination related costs	$0.4	$0.3	$—	$—	$0.7
Other restructuring related costs	0.8	3.7	3.3	—	1.2
Total	$1.2	$4.0	$3.3	$—	$1.9

	September 30, 2021	Charge to Income	Cash	Non-Cash	December 31, 2021 [1]
Severance & termination related costs	$0.9	$0.3	$0.2	$—	$1.0
Other restructuring related costs	0.7	1.1	1.4	—	0.4
Total	$1.6	$1.4	$1.6	$—	$1.4

(1) At December 31, 2020 and 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalent (RSE) awards, performance share awards and deferred compensation equity plans. Common shares issuable upon conversion of the Mandatory convertible preferred stock (MCPS) are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2021 and 2020:

(in millions, except per share data)	For the Quarters Ended December 31,
Basic net earnings per share	2021	2020
Net earnings	$60.0	$67.1
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings attributable to common shareholders	$56.0	$63.1

Weighted average common shares outstanding - Basic	66.8	68.5

Basic net earnings per common share	$0.84	$0.92

Diluted net earnings per share
Weighted average common shares outstanding - Basic	66.8	68.5
Dilutive effect of RSE	0.2	0.1
Dilutive effect of performance shares	—	0.1
Dilutive effect of stock based deferred compensation plan	0.1	0.1
Dilutive effect of MCPS	—	4.7
Weighted average common shares outstanding - Diluted	67.1	73.5

Diluted net earnings per common share	$0.83	$0.91

For the quarters ended December 31, 2021 and 2020, 0.1 million and 0.5 million RSEs, respectively, were anti-dilutive and not included in the diluted net earnings per share calculation.

Performance based RSE shares of 1.8 million and 1.5 million were excluded for the quarters ended December 31, 2021 and 2020, respectively, as the performance targets for those awards have not been achieved as of the end of the applicable period.

For the quarter ended December 31, 2021, the conversion of the MCPS was not dilutive and the mandatory preferred stock dividends are included in the dilution calculation. For the quarter ended December 31, 2020, the diluted net earnings per common share is assuming the conversion of the MCPS to 4.7 million of common stock, and excluding the mandatory preferred stock dividends from net earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

As of October 1, 2021, the Company has changed its reportable operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter ended December 31, 2020 to align with this presentation

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the product segments, varying by country and region of the world. Shared functions include the sales and marketing functions, as well as human resources, IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

Segment sales and profitability for the quarters ended December 31, 2021 and 2020 are presented below:

	For the Quarters Ended December 31,
	2021	2020
Net Sales
Batteries & Lights	$740.2	$743.9
Auto Care	106.1	104.7
Total net sales	$846.3	$848.6
Segment Profit
Batteries & Lights	$168.4	$180.5
Auto Care	(0.2)	18.3
Total segment profit	168.2	198.8

General corporate and other expenses (1)	(21.7)	(24.0)
Amortization of intangible assets	(15.2)	(15.5)
Acquisition and integration costs (2)	(16.5)	(18.3)
Acquisition earn out (3)	(1.1)	—
Interest expense	(37.0)	(47.3)
Loss on extinguishment of debt	—	(5.7)
Other items, net - Adjusted (4)	(0.2)	(0.7)
Total earnings before income taxes	$76.5	$87.3

Depreciation and amortization
Batteries & Lights	$12.2	$12.0
Auto Care	2.0	2.3
Total segment depreciation and amortization	$14.2	$14.3
Amortization of intangible assets	15.2	15.5
Total depreciation and amortization	$29.4	$29.8
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended December 31,
Acquisition and integration costs	2021	2020
Cost of products sold	$6.0	$7.7
Selling, general and administrative expense	9.4	10.4
Research and development expense	1.1	0.1
Other items, net	—	0.1
Total acquisition and integration costs	$16.5	$18.3
(3) This represents the earn out achieved through December 31, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) Other items, net for the quarter ended December 31, 2020 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included acquisition related costs of $0.1, which have been reclassified for the acquisition and integration costs reconciliation above.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. The asset balances as of September 30, 2021 have been recast to align with our new reportable segments.

Total Assets	December 31, 2021	September 30, 2021
Batteries & Lights	$1,399.4	$1,302.7
Auto Care	386.9	367.8
Total segment assets	$1,786.3	$1,670.5
Corporate	414.1	411.9
Goodwill and other intangible assets	2,909.5	2,925.1
Total assets	$5,109.9	$5,007.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2021 and December 31, 2021. The balances at October 1, 2021 have been recast to align with our new reportable segments:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2021	$900.3	$153.5	$1,053.8
Formulations Acquisition working capital finalization	—	(1.0)	(1.0)
Cumulative translation adjustment	0.4	0.1	0.5
Balance at December 31, 2021	$900.7	$152.6	$1,053.3

Energizer had indefinite-lived intangible assets of $1,365.6 at December 31, 2021 and $1,365.7 at September 30, 2021. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at December 31, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(18.8)	$40.7
Customer relationships	395.2	(93.7)	301.5
Patents	34.5	(14.2)	20.3
Proprietary technology	172.5	(65.0)	107.5
Proprietary formulas	21.9	(3.8)	18.1
Vendor relationships	8.0	(5.5)	2.5
Total Amortizable intangible assets	691.6	(201.0)	490.6
Trademarks and trade names - indefinite lived	1,365.6	—	1,365.6
Total Other intangible assets, net	$2,057.2	$(201.0)	$1,856.2

Total intangible assets at September 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(17.8)	$41.7
Customer relationships	395.0	(87.1)	307.9
Patents	34.5	(13.5)	21.0
Proprietary technology	172.5	(59.6)	112.9
Proprietary formulas	21.9	(3.0)	18.9
Vendor relationships	8.0	(4.8)	3.2
Total Amortizable intangible assets	691.4	(185.8)	505.6
Trademarks and trade names - indefinite lived	1,365.7	—	1,365.7
Total Other intangible assets, net	$2,057.1	$(185.8)	$1,871.3

(8) Debt

The detail of long-term debt was as follows:

	December 31, 2021	September 30, 2021
Senior Secured Term Loan Facility due 2027	$1,191.0	$1,194.0
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)	739.1	752.7
Capital lease obligations	43.6	44.3
Total long-term debt, including current maturities	$3,373.7	$3,391.0
Less current portion	(14.2)	(14.3)
Less unamortized debt premium and debt issuance fees	(41.2)	(43.3)
Total long-term debt	$3,318.3	$3,333.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Credit Agreement - In December 2020, the Company entered in a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027, which was then amended and increased to $1,200.0 in January 2021. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing 2018 Revolving Credit Facility. The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter of 2021.

On December 31, 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0. Debt issuances fees paid associated with the Credit Agreement were $2.5 and $12.5 in the three months ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company had outstanding borrowings of $182.5 under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $309.5 remained available under the 2020 Revolving Facility as of December 31, 2021. As of December 31, 2021 and September 30, 2021, the Company's weighted average interest rate on short-term borrowings was 2.5%.

Senior Notes - On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). On October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 Senior Notes due in 2026 at 6.375%. The Company paid a redemption premium of $55.9 in the first fiscal quarter of 2021 related to this redemption.

Interest Rate Swaps - In conjunction with the term loan refinance in December 2020, the Company entered into a new interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021, the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

Refer to Note 11, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes payable - The notes payable balance was $183.4 at December 31, 2021 and $105.0 at September 30, 2021. The December 31, 2021 balance was comprised of $182.5 of outstanding borrowings on the 2020 Revolving Facility as well as $0.9 of other borrowings, including those related to foreign affiliates. The September 30, 2021 balance was all outstanding borrowings on the 2020 Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2021, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long-term debt as of December 31, 2021 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	12.0

Thereafter	3,270.1
Total long-term debt payments due	$3,330.1

(9) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. The U.S. plan was frozen in fiscal year 2014.
The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarters Ended December 31,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.2	3.2	0.5	0.4
Expected return on plan assets	(5.7)	(5.5)	(0.8)	(0.8)
Amortization of unrecognized net losses	1.6	1.8	0.1	0.4
Net periodic (benefit)/cost	$(0.9)	$(0.5)	$—	$0.2

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

(10) Shareholders' Equity

In November 2020, the Board of Directors approved a share repurchase program for up to 7.5 million shares of its common stock.

During the fourth quarter of fiscal 2021, the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares, the $15.0 was reclassified to treasury stock on the Consolidated (Condensed) Balance sheet at December 31, 2021.

Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

On November 15, 2021, the Board of Directors declared a cash dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021, to all shareholders of record as of the close of business on November 30, 2021.

During the quarters ended December 31, 2021 and 2020, total dividends declared were $20.1 and $21.0, respectively. The payments made of $20.5 and $22.7 during the quarters ended December 31, 2021 and 2020, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022. This dividend totaling $4.0 was accrued as of December 31, 2021 and was paid on January 15, 2022.

Subsequent to the quarter, all outstanding shares of the Company's 7.50% Series A MCPS automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's Common Stock for each share of Preferred Stock. This resulted in the issuance of approximately 4.7 million of common stock.

Subsequent to the end of the fiscal quarter, on January 31, 2022, the Board of Directors declared a cash dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on March 16, 2022, to all shareholders of record as of the close of business on February 22, 2022.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2021 and September 30, 2021, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2021, the Company had variable rate debt outstanding of $1,373.5 under the 2020 Term Loan and the 2020 Revolving Facility.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at December 31, 2021.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2021 and September 30, 2021, Energizer had an unrealized pre-tax gain of $3.7 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2021 levels, over the next 12 months, $3.8 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023. There were 62 open foreign currency contracts at December 31, 2021, with a total notional value of approximately $180.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into the third fiscal quarter of 2022. There were three open contracts at December 31, 2021, with a total notional value of approximately $7. The unrealized pre-tax gain recognized on the zinc contracts was $5.1 and $4.7 at December 31, 2021 and September 30, 2021, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At December 31, 2021 and September 30, 2021, Energizer recorded an unrealized pre-tax gain of $17.0 and $11.7, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were ten open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2021, with a total notional value of approximately $129.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of December 31, 2021 and September 30, 2021, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2021 and 2020, respectively:

	At December 31, 2021	For the Quarters Ended December 31, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$3.7	$(0.3)	$1.0
Interest rate swap	17.0	4.5	(1.8)
Zinc contracts	5.1	3.0	2.6
Total	$25.8	$7.2	$1.8

	At September 30, 2021	For the Quarters Ended December 31, 2020
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$5.0	$(7.9)	$(2.6)
Interest rate swap	11.7	(4.8)	(1.3)
Zinc contracts	4.7	4.5	(0.8)
Total	$21.4	$(8.2)	$(4.7)
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

The following table provides estimated fair values as of December 31, 2021 and September 30, 2021 and the gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2021 and 2020, respectively:

	At December 31, 2021	For the Quarters Ended December 31, 2021
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$1.2	$1.9

	At September 30, 2021	For the Quarters Ended December 31, 2020
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$—	$(0.9)
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

Offsetting of derivative assets
		At December 31, 2021			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.7	$(0.6)	$5.1	$5.8	$(0.6)	$5.2

Offsetting of derivative liabilities
		At December 31, 2021			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.8)	$0.6	$(0.2)	$(0.8)	$0.6	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2021 and September 30, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2021	September 30, 2021
Deferred compensation	$(28.0)	$(25.1)
Derivatives - Foreign Currency contracts	3.7	5.0
Derivatives - Foreign Currency contracts (non-hedge)	1.2	—
Derivatives - Interest Rate Swap contracts	17.0	11.7
Derivatives - Zinc contracts	5.1	4.7
Net Liabilities at estimated fair value	$(1.0)	$(3.7)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2021 and September 30, 2021.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At December 31, 2021, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2021, the fair market value of fixed rate long-term debt was $2,115.9 compared to its carrying value of $2,139.1, and at September 30, 2021, the fair market value of fixed rate long-term debt was $2,156.1 compared to its carrying value of $2,152.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)
OCI before reclassifications	12.3	(0.1)	2.3	0.9	3.4	18.8
Reclassifications to earnings	—	1.3	(2.0)	(0.8)	1.4	(0.1)
Balance at December 31, 2021	$(97.5)	$(133.2)	$3.9	$3.7	$11.4	$(211.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended December 31,
	2021	2020
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(1.0)	$2.6	Cost of products sold
Interest rate contracts	1.8	1.3	Interest expense
Zinc contracts	(2.6)	0.8	Cost of products sold
	(1.8)	4.7	(Earnings) / loss before income taxes
	0.4	(1.1)	Income tax expense/(benefit)
	$(1.4)	$3.6	Net (earnings)/loss
Amortization of defined benefit pension items
Actuarial loss	1.7	2.2	(2)
	(0.4)	(0.5)	Income tax benefit
	$1.3	$1.7	Net loss
Total reclassifications to earnings	$(0.1)	$5.3	Net (earnings)/loss
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2021	2020
Other items, net
Interest income	$(0.2)	$(0.1)
Foreign currency exchange loss	1.3	1.3
Pension benefit other than service costs	(1.1)	(0.5)
Other	0.2	0.1
Total Other items, net	$0.2	$0.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2021	September 30, 2021
Inventories
Raw materials and supplies	$138.8	$118.8
Work in process	208.3	206.3
Finished products	408.8	403.2
Total inventories	$755.9	$728.3
Other Current Assets
Miscellaneous receivables	$26.4	$21.4
Due from Spectrum	9.1	16.3
Prepaid expenses	110.3	98.3
Value added tax collectible from customers	41.8	28.3
Other	15.3	15.1
Total other current assets	$202.9	$179.4
Property, Plant and Equipment
Land	$14.3	$14.4
Buildings	107.0	121.4
Machinery and equipment	838.1	822.9
Capital leases	71.7	62.4
Construction in progress	52.5	52.7
Total gross property	1,083.6	1,073.8
Accumulated depreciation	(701.7)	(690.9)
Total property, plant and equipment, net	$381.9	$382.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$31.5	$19.5
Accrued trade allowances	75.7	57.3
Accrued salaries, vacations and incentive compensation	31.3	65.4
Accrued interest expense	11.4	16.5
Restructuring reserve	2.2	5.7
Income taxes payable	48.3	30.3
Other	182.2	162.1
Total other current liabilities	$382.6	$356.8
Other Liabilities
Pensions and other retirement benefits	$65.6	$66.2
Deferred compensation	24.5	25.1
Mandatory transition tax	16.7	16.7
Other non-current liabilities	66.8	70.4
Total other liabilities	$173.6	$178.4

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2021, the Company had approximately $33.2 of purchase obligations under these contracts.

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
•    We rely significantly on information technology and any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.
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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 16, 2021.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, an acquisition earn out and the loss on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, loss on extinguishment of debt, other items, net, the charges related to acquisition and integration costs, including restructuring charges, and an acquisition earn out have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, an acquisition earn out and the loss on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration, an acquisition earn out and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the change in Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Change in Argentina Operations. The Company is presenting separately all changes in sales and segment profit from our Argentina affiliate due to the designation of the economy as highly inflationary as of July 1, 2018.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate, as well as the impact of hedging on the currency fluctuations.
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration and an acquisition earn out.

COVID-19

For the fiscal quarter ended December 31, 2021, the Coronavirus (COVID-19) pandemic continued to pose significant and widespread risks to the Company’s business as well as to the business environment and the markets in which the Company operates. In these challenging and dynamic circumstances, Energizer continues to work to protect its employees, maintain business continuity and sustain its operations.

Overall, the impact of the COVID-19 pandemic on the Company's results of operations in the first fiscal quarter of 2022 was primarily driven by factors related to changes in demand for products and disruption in global supply chain. While it is not feasible to identify or quantify all the other direct and indirect implications on the Company's results of operations, below are factors that the Company believes have affected its results for the first quarter of fiscal 2022 compared to fiscal 2021.

•The Company has faced higher operating costs due to the global supply chain constraints. In particular, commodity prices remain at all-time highs, impacting our raw material costs. Additionally, we have faced unprecedented cost pressures in transportation, driven primarily by a significant global backlog of ocean freight.

•Labor availability continues to be a major challenge across most of the Company's U.S. sites.

•The Company's investment in incremental safety stock to partially mitigate the impacts of the continued volatility of the global supply network-including uncertainty around product sourcing, transportation challenges and labor availability.

While the full impact of COVID-19 is uncertain, we believe we have multiple options to further mitigate the impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. However, such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the pandemic, any future government actions affecting consumers and the economy in general, disruption to our global supply chain (including the ability of suppliers to keep pace with any demand increases), and the pace with which customers and consumers return to more normalized purchasing behavior, among others factors beyond our knowledge or control.

Acquisition and Integration Costs

Acquisition and integration costs incurred during the three months ended December 31, 2021 and 2020 relate to the FDK Indonesia Acquisition and Formulations Acquisition that occurred in the first quarter of fiscal 2021, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the three months ended December 31, 2021 and $18.3 in the three months ended December 31, 2020.

Pre-tax costs recorded in Costs of products sold were $6.0 and $7.7 for the three months ended December 31, 2021 and 2020, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 and $10.4 for the three months ended December 31, 2021 and 2020, respectively. The SG&A expenses incurred during the three months ended December 31, 2021 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the three months ended December 30, 2020 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, and legal fees incurred for the fiscal year 2021 acquisitions.

For the three months ended December 31, 2021 and 2020, the Company recorded $1.1 and $0.1, respectively, of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs.

For the three months ended December 31, 2020, the Company recorded $0.1 of pre-tax acquisition and integration related Other items, net.

Restructuring Costs

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan were substantially complete by December 31, 2021.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program included streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, with all programs substantially complete by December 31, 2021.

The total pre-tax expense related to these restructuring plans for the quarters ended December 31, 2021 and 2020 was $5.3 and $10.6, respectively. The expense consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the quarter ended December 31, 2021 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2. All $10.6 of the restructuring costs in the quarter ended December 31, 2020 would have been incurred within the Battery & Lights segment.

Total pre-tax charges relating to the 2019 restructuring program since inception were $65.1 and total pre-tax charges relating to the 2020 restructuring program since inception were $19.4.

The first fiscal quarter of 2022 marks the conclusion of both the 2019 and 2020 restructuring programs. We do not expect to incur additional material charges for these programs. The Company is still on track to achieve the estimated $55 to $60 of total cost savings by the end of this fiscal year.

Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings of $60.0, or $0.83 per diluted common share, compared to Net earnings of $67.1, or $0.91 per diluted common share, in the prior year first fiscal quarter. Adjusted diluted net earnings per common share was $1.03 for the first fiscal quarter as compared to $1.17 in the prior year quarter, a decline of 12%.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, an acquisition earn out and the loss on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended December 31,
	2021	2020
Net earnings attributable to common shareholders	$56.0	$63.1
Mandatory preferred stock dividends	(4.0)	(4.0)
Net earnings	60.0	67.1
Pre-tax adjustments
Acquisition and integration (1)	16.5	18.3
Acquisition earn out	1.1	—
Loss on extinguishment of debt	—	5.7
Total adjustments, pre-tax	$17.6	$24.0
After tax adjustments
Acquisition and integration	13.0	14.4
Acquisition earn out	0.8	—
Loss on extinguishment of debt	—	4.7
Total adjustments, after tax	$13.8	$19.1
Adjusted net earnings (2)	$73.8	$86.2
Mandatory preferred stock dividends	(4.0)	(4.0)
Adjusted net earnings attributable to common shareholders	$69.8	$82.2

Diluted net earnings per common share	$0.83	$0.91
Adjustments (per common share)
Acquisition and integration	0.18	0.20
Acquisition earn out	0.01	—
Loss on extinguishment of debt	—	0.06
Impact for diluted share calculation (3)	0.01	—
Adjusted diluted net earnings per diluted common share (3)	$1.03	$1.17
Weighted average shares of common stock - Diluted	67.1	73.5
Adjusted Weighted average shares of common stock - Diluted (3)	71.8	73.5

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2021	2020
Cost of products sold	$6.0	$7.7
SG&A	9.4	10.4
Research and development	1.1	0.1
Other items, net	—	0.1
Acquisition and integration related items	$16.5	$18.3
(2) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended December 31, 2021 and 2020 was 21.6% and 22.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(3) For the quarters ended December 31, 2021 and 2020 the Adjusted diluted net earnings per common share and Weighted average shares of common stock - Diluted is assuming the conversion of the preferred shares, as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been excluded from Adjusted net earnings.

Highlights

Total Net sales	For the Quarter Ended December 31, 2021
	$ Change	% Chg
Net sales - prior year	$848.6
Organic	(0.3)	—%
Change in Argentina	2.4	0.3%
Impact of currency	(4.4)	(0.6)%
Net Sales - current year	$846.3	(0.3)%
See non-GAAP measure disclosures above.

Net sales were $846.3 for the first fiscal quarter of 2022, a decrease of $2.3 as compared to the prior year quarter, driven by the following items:

•Organic Net sales remained relatively flat due to the following offsetting items:

◦Pricing executed in both the battery and auto care businesses drove approximately 2% of the organic increase; and
◦New distribution across both battery and auto care, predominately in North America, contributed approximately 1% to organic growth.

◦In addition to the pricing and distribution gains, we experienced better than expected volume in the quarter, however the net impact was a 3% decrease to organic sales as a result of lapping the elevated demand in the prior year.

•Unfavorable movement in foreign currencies resulted in decreased sales of $4.4, or 0.6%.

Gross margin percentage on a reported basis for the first fiscal quarter of 2022 was 36.8%, compared to 39.8% in the prior year. Excluding $6.0 of integration costs in the current quarter and $7.7 of integration costs in the prior year quarter results, adjusted gross margin was 37.5% compared to 40.7% in the prior year, a decrease of 320 basis points from prior year and down 20 basis points from the fourth quarter of fiscal 2021.

	Quarter Ended December 31, 2021
	Reported	Adjusted
Gross Margin - FY'21	39.8%	40.7%
Product cost impacts	(7.0)%	(7.0)%
Pricing	1.3%	1.3%
Reduction of FY21 COVID-19 cost impact	1.4%	1.4%
Synergy realization	0.7%	0.7%
Currency impact and other	0.6%	0.4%
Gross Margin - FY'22	36.8%	37.5%
The Gross margin decrease was largely driven by a continuation of higher operating costs, including transportation, material and labor, consistent with ongoing inflationary trends. Partially offsetting these margin impacts was the elimination of prior year COVID-19 costs, the positive impact of executed price increases in battery and auto, synergies of approximately $6 and favorable currency exchange rates.

Selling, general, and administrative expense (SG&A) was $122.1 in the first fiscal quarter of 2022, or 14.4% of Net sales, as compared to $124.1, or 14.6% of Net sales, in the prior year period. Included in the first fiscal quarter of 2022 and 2021 results were integration costs of $9.4 and $10.4, respectively, and acquisition earn out costs of $1.1 in the first quarter of 2022. Excluding integration costs and the acquisition earn out, adjusted SG&A was $111.6, or 13.2% of Net sales in the first fiscal quarter of 2022, as compared to $113.7, or 13.4% of Net sales in the prior year period. While the percentage to Net sales remained roughly flat, the absolute dollar decrease was primarily driven by a reduction in compensation costs year over year, partially offset by increased travel and higher IT spending related to our digital transformation.
Advertising and sales promotion expense (A&P) was $51.7, or 6.1% of net sales, in the first fiscal quarter of 2022, as compared to $49.6, or 5.8% of Net sales, in the first fiscal quarter of 2021. The increase in the current year is due to timing of planned current year spend.
Research and Development (R&D) was $8.9, or 1.1% of Net sales, for the quarters ended December 31, 2021, as compared to $7.6, or 0.9% of Net sales, in the prior year comparative period. The current year included $1.1 of integration costs compared to only $0.1 in the prior year period.
Interest expense was $37.0 for the first fiscal quarter of 2022 compared to $47.3 for the prior year comparative period. The interest savings in the current year were primarily driven by the debt refinancing activity that occurred in the later part of fiscal 2021.
Loss on extinguishment of debt was $5.7 for the first fiscal quarter of 2021. During the first quarter of fiscal 2021, the Company refinanced its Revolver, Term Loans and 2027 Senior Notes. The proceeds from the refinancing was issued in two tranches, consisting of $550.0 in December 2020 and $650.0 in January 2021.
Other items, net was expense of $0.2 and $0.8 for the first fiscal quarter of 2022 and 2021, respectively.

	For the Quarters Ended December 31,
	2021	2020
Other items, net
Interest income	$(0.2)	$(0.1)
Foreign currency exchange loss	1.3	1.3
Pension benefit other than service costs	(1.1)	(0.5)
Other	0.2	0.1
Total Other items, net	$0.2	$0.8
The effective tax rate on a year to date basis was 21.6% as compared to 23.1% in the prior year. Excluding the impact of the acquisition and integration costs, acquisition earn out and loss on extinguishment in debt, the year to date adjusted effective tax rate was 21.6% as compared to 22.6% in the prior year. The decrease was due to higher foreign earnings in the current year.

Segment Results

As of October 1, 2021, the Company has changed its reportable segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter ended December 31, 2020 to align with this presentation

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the product segments, varying by country and region of the world. Shared functions include the sales and marketing functions, as well as human resources, IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and do not represent the costs of such services if performed on a standalone basis.

Segment Net Sales	Quarter Ended December 31, 2021
	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$743.9
Organic	(1.7)	(0.2)%
Change in Argentina	2.4	0.3%
Impact of currency	(4.4)	(0.6)%
Net sales - current year	$740.2	(0.5)%

Auto Care
Net sales - prior year	$104.7
Organic	1.4	1.3%
Impact of currency	—	—%
Net sales - current year	$106.1	1.3%

Total Net Sales
Net sales - prior year	$848.6
Organic	(0.3)	—%
Change in Argentina	2.4	0.3%
Impact of currency	(4.4)	(0.6)%
Net sales - current year	$846.3	(0.3)%

Results for the Quarter Ended December 31, 2021

Battery & Lights reported Net Sales decreased 0.5% as compared to the prior year. Excluding unfavorable foreign currency impact of $4.4, or 0.6%, and the favorable impact of Argentina operations of $2.4, or 0.3%, organic net sales decreased $1.7, or 0.2%, for the first fiscal quarter. The organic decline was due to the expected decline in battery demand compared to the strong COVID-19 related sales in the prior year period (approximately 3%). This decline was mostly offset by pricing increases (approximately 2%) and new distribution in battery & lights, predominantly in North America (approximately 1%).

Auto Care had both a reported and organic Net sales increase of $1.4, or 1.3%, as compared to the prior year. The increase in sales was driven by new North America distribution (approximately 1%) and price increases in North America (approximately 2%), partially offset by a decline in International sales due to timing of shipments compared to the prior year (approximately 2%).

Segment Profit	Quarter Ended December 31, 2021
	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$180.5
Organic	(15.9)	(8.8)%
Change in Argentina	3.0	1.7%
Impact of currency	0.8	0.4%
Segment profit - current year	$168.4	(6.7)%

Auto Care
Segment profit - prior year	18.3
Organic	(18.4)	(100.5)%
Impact of currency	(0.1)	(0.6)%
Segment profit - current year	$(0.2)	(101.1)%

Total Segment Profit
Segment profit - prior year	198.8
Organic	(34.3)	(17.3)%
Change in Argentina	3.0	1.5%
Impact of currency	0.7	0.4%
Segment profit - current year	$168.2	(15.4)%
Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2021

Global reported segment profit decreased 15.4% as compared to the prior year. Excluding the positive impact of currency of 0.4% and Argentina operations of 1.5%, organic operating profit decreased $34.3, or 17.3%. The organic decrease was driven by the decrease in organic net sales and increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin. Further impacting the decline was the higher A&P compared to prior year due to the planned timing of spend in the current year.
Battery & Lights reported segment profit decreased by 6.7% as compared to the prior year. Organic segment profit decreased by $15.9, or 8.8%, due to the decrease in organic net sales discussed above and increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin. Further impacting the decline was higher A&P from planned timing of spend.

Auto Care reported segment profit decreased as compared to the prior year driven by the unfavorable organic segment profit decline of $18.4. The organic revenue growth in Auto Care noted above was not enough to offset the increased product input costs which negatively impacted gross margin. The Company has executed price increases in the segment, but due to seasonality and timing, the benefits of these actions are coming in slower than the increased costs. The first fiscal quarter is our smallest sales and profitability quarter for Auto Care. The Company expects segment operating profit to recover over the remainder of the fiscal year as pricing actions are implemented and volumes increase heading into the auto care peak season.

General Corporate	For the Quarters Ended December 31,
	2021	2020
General corporate and other expenses	$21.7	$24.0
% of Net Sales	2.6%	2.8%

For the quarter ended December 31, 2021, general corporate and other expenses were $21.7, a decrease of $2.3 as compared to the prior year comparative period. The current quarter decrease was primarily driven by reduced stock compensation expense in the current year, partially offset by higher IT spending related to our digital transformation.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on November 16, 2021 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2021, Energizer had $221.2 of cash and cash equivalents, approximately 98% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

In December 2020, the Company entered into a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

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

As of December 31, 2021, the Company had $182.5 of outstanding borrowing under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $309.5 remained available as of December 31, 2021. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow used by operating activities was $54.6 in the three months ended December 31, 2021, as compared to cash flow from operating activities of $76.3 in the prior year period. This change in cash flows of $130.9 was primarily driven by working capital changes year over year of approximately $109. The working capital change of approximately $109 was primarily a result of the following:

•Approximately $37 in increased inventory investment compared to the prior year as we have taken a proactive approach to invest in incremental safety stock given the continued volatility of the global supply network, including uncertainty around product sourcing, transportation challenges and labor availability; and

•Approximately $61 due to changes in accounts payable and accrued interest driven by timing of payments.

For the three months ended December 31, 2020, as well as fiscal year 2021, cash flow from operating activities was positive. For the three months ended December 31, 2021, the Company had net earnings of $60.0 and is expecting to have positive net earnings for the full fiscal year. The current period negative cash flow from operations is due to movement in our working capital balances as discussed above, and not indicative of our overall operating activities. Although the inventory balance for the Company is expected to remain elevated due to the continued volatility of the global supply chain, our other working capital balance are expected to return to more normalized levels and the Company is anticipating positive cash flow from operating activities for the full fiscal year 2022.

Investing Activities

Net cash used by investing activities was $24.0 and $74.8 for the three months ended December 31, 2021 and 2020, respectively, and consisted of the following:

•Capital expenditures of $24.4 and $8.4 in the three months ended December 31, 2021 and 2020, respectively; and

•Acquisitions, net of cash acquired and working capital settlement was an inflow of $0.4 from the Formulations Acquisition working capital settlement in the three months ended December 31, 2021 and cash used of $66.4 for the FDK Indonesia Acquisition and Formulations Acquisition in fiscal 2021.

Total Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2022 for capital expenditures relating to maintenance, product development and cost reduction investments. Additional investing cash outflows totaling approximately $10 to $20 are anticipated in fiscal 2022 for the remaining investment in integration related capital expenditures for the Battery and Auto Care Acquisitions. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash from financing activities was $61.4 for the three months ended December 31, 2021 as compared to cash used by financing activities of $955.2 in the prior fiscal year period. For the three months ended December 31, 2021, cash from financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $3.6, related to the quarterly principal payments on the Term Loan;

•Net increase in debt with original maturities of 90 days or less of $94.2 primarily related to borrowing under our 2020 Revolving Facility;

•Debt issuance costs of $2.5 relating to the amendment of the Credit Agreement in December 2021;

•Dividends paid on common stock of $20.5 (see below);

•Dividends paid on mandatory convertible preferred stock (MCPS) of $4.0 (see below); and

•Taxes paid for withheld share-based payments of $2.2.

For the three months ended December 31, 2020, cash used by financing activities consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $550.0 relating to Term Loan funded December 2020;

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

•Dividends paid on common stock of $22.7;

•Dividends paid on MCPS of $4.0;

•Common stock repurchases of $21.3 at an average price of $42.61 per share; and

•Taxes paid for withheld share-based payments of $6.7.

Dividends

On November 15, 2021, the Board of Directors declared a cash dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021. Subsequent to the end of the quarter, on January 31, 2022, the Board of Directors declared a cash dividend for the second quarter of 2022 of $0.30 per share of common stock, payable on March 16, 2022, to all shareholders of record as of the close of business on February 22, 2022.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022. This dividend totaling $4.0 was accrued as of December 31, 2021 and was paid on January 15, 2022. Subsequent to the end of the quarter, all of the MCPS automatically converted to approximately 4.7 million of the Company's common stock. All dividends had been paid and no additional dividends will be paid on the MCPS.

Share Repurchases

In November 2020, the Company's Board of Directors put in place a new authorization for the Company to acquire up to 7.5 million shares of its common stock. The Company entered into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional 0.5 million were delivered upon termination of the agreement on November 18, 2021. The Company acquired in total approximately 2.0 million shares at an average weighted price of $38.30 under the ASR.

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

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2021 were $9.5. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,330.1 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at December 31, 2021 is $848.3, with $125.1 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $33.2. Of this amount, $16.1 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at December 31, 2021 are $165.0 and $84.0, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.1 and $4.8, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2021 and September 30, 2021, Energizer had unrealized pre-tax gains of $3.7 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2021 levels over the next twelve months, $3.8 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2021 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended December 31, 2021 and 2020 resulted in a gain of $1.9 and a loss of $0.9, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into the third fiscal quarter of 2022. There were 3 open contracts at December 31, 2021, with a total notional value of approximately $7. The pre-tax unrealized gain on the zinc contracts was $5.1 at December 31, 2021 and $4.7 at September 30, 2021, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2021, Energizer had variable rate debt outstanding of $1,373.5 under the 2020 Term Loan and the 2020 Revolving Facility.

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

At December 31, 2021 and September 30, 2021, Energizer recorded a unrealized pre-tax gain of $17.0 and $11.7 on the 2020 Interest rate swap, respectively. For the quarter ended December 31, 2021, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 2.94%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 16, 2021, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2022 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31	140	$39.64	—	5,492,462
November 1 - November 30	508,441	33.93	450,522	5,041,940
December 1 - December 31	—	—	—	5,041,940
Total	508,581	$33.93	450,522	5,041,940
(1) 58,059 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
(2) The Company entered into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. The program settled on November 18, 2021, resulting in the delivery of an additional 450,522 shares to the Company in the first fiscal quarter and 1,958,060 over the entire program. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30.
(3) On November 12, 2020, the Board of Directors approved a new share repurchase authorization for the repurchase of up to 7.5 million shares, which replaced the previous authorization that was outstanding.

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Fourth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2020).

3.3	Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

10.1*	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan

10.2
Amendment No. 2 and Increasing Lender Supplement, dated as of December 31, 2021, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2022).

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	February 7, 2022