Form 10-Q
period 2022-03-31
ENERGIZER HOLDINGS, INC.
filed 2022-05-09
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 5, 2022: 71,250,264.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net sales	$685.4	$685.1	$1,531.7	$1,533.7
Cost of products sold	447.0	414.6	981.7	925.3
Gross profit	238.4	270.5	550.0	608.4
Selling, general and administrative expense	123.4	123.8	245.5	247.9
Advertising and sales promotion expense	19.6	27.1	71.3	76.7
Research and development expense	7.9	9.0	16.8	16.6
Amortization of intangible assets	15.2	15.3	30.4	30.8
Interest expense	38.3	39.1	75.3	86.4
Loss on extinguishment of debt	—	70.0	—	75.7
Other items, net	6.0	(0.1)	6.2	0.7
Earnings/(loss) before income taxes	28.0	(13.7)	104.5	73.6
Income tax provision/(benefit)	9.0	(3.5)	25.5	16.7
Net earnings/(loss)	19.0	(10.2)	79.0	56.9
Mandatory preferred stock dividends	—	(4.1)	(4.0)	(8.1)
Net earnings/(loss) attributable to common shareholders	$19.0	$(14.3)	$75.0	$48.8

Basic net earnings/(loss) per common share	$0.27	$(0.21)	$1.09	$0.71
Diluted net earnings/(loss) per common share	$0.27	$(0.21)	$1.09	$0.71

Weighted average shares of common stock - Basic	70.4	68.4	68.6	68.5
Weighted average shares of common stock - Diluted	71.6	68.4	69.0	68.8

Statements of Comprehensive Income:
Net earnings/(loss)	$19.0	$(10.2)	$79.0	$56.9
Other comprehensive income/(loss), net of tax (benefit)/expense
Foreign currency translation adjustments	22.7	20.7	35.0	26.2
Pension activity, net of tax of $0.5 and $0.9 for the quarter and six months ended March 31, 2022, respectively, and $0.8 and $1.3 for the quarter and six months ended March 31, 2021, respectively.	1.9	2.5	3.1	2.0
Deferred gain/(loss) on hedging activity, net of tax of $9.2 and $9.4 for the quarter and six months ended March 31, 2022, respectively and $6.7 and $5.8 for the quarter and six months ended March 31, 2021, respectively.	25.1	21.4	30.3	18.8
Total comprehensive income	$68.7	$34.4	$147.4	$103.9
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2022	September 30, 2021
Current assets
Cash and cash equivalents	$213.2	$238.9
Trade receivables, less allowance for doubtful accounts of $2.1 and $2.9, respectively	335.9	292.9
Inventories	854.0	728.3
Other current assets	190.9	179.4
Total current assets	1,594.0	1,439.5
Property, plant and equipment, net	386.2	382.9
Operating lease assets	106.8	112.3
Goodwill	1,048.5	1,053.8
Other intangible assets, net	1,840.9	1,871.3
Deferred tax asset	21.3	21.7
Other assets	162.2	126.0
Total assets	$5,159.9	$5,007.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of capital leases	2.0	2.3
Notes payable	1.2	105.0
Accounts payable	383.1	454.8
Current operating lease liabilities	15.8	15.5
Other current liabilities	324.4	356.8
Total current liabilities	738.5	946.4
Long-term debt	3,592.6	3,333.4
Operating lease liabilities	96.2	102.3
Deferred tax liability	102.1	91.3
Other liabilities	169.2	178.4
Total liabilities	4,698.6	4,651.8
Shareholders' equity
Common stock	0.8	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	844.4	832.0
Retained earnings	27.9	(5.0)
Treasury stock	(249.8)	(241.6)
Accumulated other comprehensive loss	(162.0)	(230.4)
Total shareholders' equity	461.3	355.7
Total liabilities and shareholders' equity	$5,159.9	$5,007.5

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities
Net earnings	$79.0	$56.9
Non-cash integration and restructuring charges	3.0	3.5
Depreciation and amortization	58.6	58.7
Deferred income taxes	0.3	2.1
Share-based compensation expense	6.4	9.4
Loss on extinguishment of debt	—	75.7
Non-cash charges for exiting the Russian market	13.4	—
Non-cash items included in income, net	7.8	10.8
Other, net	(3.7)	(0.3)
Changes in current assets and liabilities used in operations	(273.5)	(204.4)
Net cash (used by)/from operating activities	(108.7)	12.4

Cash Flow from Investing Activities
Capital expenditures	(45.9)	(19.2)
Proceeds from sale of assets	0.1	0.1
Acquisitions, net of cash acquired and working capital settlements	0.4	(67.1)
Net cash used by investing activities	(45.4)	(86.2)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	300.0	1,200.0
Payments on debt with maturities greater than 90 days	(7.2)	(1,983.9)
Net (decrease)/increase in debt with original maturities of 90 days or less	(102.2)	88.1
Premiums paid on extinguishment of debt	—	(122.5)
Debt issuance costs	(7.3)	(17.7)
Payment of contingent consideration	—	(3.9)
Dividends paid on common stock	(42.8)	(43.3)
Dividends paid on mandatory convertible preferred stock	(8.0)	(8.1)
Common stock purchased	—	(21.3)
Taxes paid for withheld share-based payments	(2.3)	(6.7)
Net cash from/(used by) financing activities	130.2	(919.3)

Effect of exchange rate changes on cash	(1.8)	4.3

Net decrease in cash, cash equivalents, and restricted cash	(25.7)	(988.8)
Cash, cash equivalents, and restricted cash, beginning of period	238.9	1,249.8
Cash, cash equivalents, and restricted cash, end of period	$213.2	$261.0

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4
Net earnings	—	—	—	—	—	19.0	—	—	19.0
Share-based payments	—	—	—	—	5.1	—	—	—	5.1
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Activity under stock plans	—	17	—	—	(0.7)	(0.1)	—	0.7	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive income	—	—	—	—	—	—	49.7	—	49.7
March 31, 2022	—	71,250	$—	$0.8	$844.4	$27.9	$(162.0)	$(249.8)	$461.3

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statement
(Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings	—	—	—	—	—	67.1	—	—	67.1
Share-based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6
Net loss	—	—	—	—	—	(10.2)	—	—	(10.2)
Share-based payments	—	—	—	—	5.4	—	—	—	5.4
Activity under stock plans	—	12	—	—	(0.6)	—	—	0.6	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive income	—	—	—	—	—	—	44.6	—	44.6
March 31, 2021	2,156	68,366	$—	$0.7	$846.4	$(60.2)	$(260.7)	$(181.8)	$344.4
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

As discussed in Note 6, Segments, following the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022, the Company has changed its reportable segments to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. Therefore, the Company has recast the product and market information for the quarter and six months ended March 31, 2021 by recasting the Battery and Auto Care licensing and other sales within each product category, and Latin America within the respective Modern, Developing and Distributors markets as appropriate.

Supplemental product and market information is presented below for revenues from external customers for the quarters and six months ended March 31, 2022 and 2021:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales by products	2022	2021	2022	2021
Batteries	$488.5	$515.4	$1,190.2	$1,224.1
Auto Care	168.9	142.2	275.0	246.9
Lights	28.0	27.5	66.5	62.7
Total Net Sales	$685.4	$685.1	$1,531.7	$1,533.7

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales by markets
North America	$417.7	$419.3	$926.6	$936.2
Modern Markets	115.2	119.6	280.5	294.1
Developing Markets	99.9	94.7	215.3	203.0
Distributors Markets	52.6	51.5	109.3	100.4
Total Net Sales	$685.4	$685.1	$1,531.7	$1,533.7

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. During the first quarter of fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0, of which $0.4 was paid to the Company in the first quarter of fiscal 2022. The remaining amount was subsequently settled in the third quarter of fiscal 2022. The product formulations acquired are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company over three performance years. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. During the six months ended March 31, 2022 and the three and six months ended March 31, 2021, $1.1 of this earn-out was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense. There was no earn out expense recorded in the quarter ended March 31, 2022. At March 31, 2022, the Company has an Other current liability of $4.5 relating to the first performance year that was subsequently paid in the third quarter of fiscal 2022. No amounts have been recognized for the second or third performance years under the agreement at March 31, 2022.

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

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 during the six

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

months ended March 31, 2022 and $16.8 and $35.1 for the quarter and the six months ended March 31, 2021, respectively. No acquisition or integration costs were incurred during the quarter ended March 31, 2022.

Pre-tax costs recorded in Costs of products sold were $6.0 for the six months ended March 31, 2022 and $7.3 and $15.0 for the quarter and six months ended March 31, 2021, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the six months ended March 31, 2022 and $8.6 and $19.0 for the quarter and six months ended March 31, 2021, respectively. The SG&A expenses incurred during the six months ended March 31, 2022 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the quarter and six months ended March 31, 2021 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, consulting costs associated with the 2020 restructuring program discussed in Note 4, Restructuring, and legal fees incurred for the fiscal 2021 acquisitions.

For the six months ended March 31, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs. For the quarter and six months ended March 31, 2021, the Company recorded $0.9 and $1.0, respectively, of pre-tax acquisition and integration related costs in research and development.

For the six months ended March 31, 2021, the Company recorded $0.1 of pre-tax acquisition and integration related Other items, net.

(4) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within these plans were substantially completed by December 31, 2021, and the Company does not expect to incur additional material charges associated with these plans.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters and six months ended March 31, 2022 and 2021 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$(0.2)	$(0.1)	$(0.1)
Accelerated depreciation & asset write-offs	—	1.4	1.2	2.8
Other exit costs(1)	—	4.6	2.8	9.7
2019 Restructuring Total	$—	$5.8	$3.9	$12.4
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$0.2	$—
Other restructuring related costs(2)	—	1.2	1.1	2.0
Selling, general and administrate expense
Severance and related benefit costs	—	(0.1)	0.1	0.2
Other restructuring related costs(2)	—	4.3	—	7.2
2020 Restructuring Total	$—	$5.4	$1.4	$9.4
Total restructuring related expense	$—	$11.2	$5.3	$21.8
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the six months ended March 31, 2022 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2. If allocated to the Company's new reportable segments in the prior year, $10.5 and $21.1 of the restructuring costs would have been incurred within the Battery & Lights segment for the quarter and six months ended March 31, 2021, respectively. For both the quarter and six months ended March 31, 2021, $0.7 would have been incurred within the Auto Care segment.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the 2019 restructuring program for the six months ended March 31, 2021 and 2022:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	March 31, 2021 [1]
Severance & termination related costs	$5.3	$(0.1)	$3.2	$—	$2.0
Accelerated depreciation & asset write-offs	—	2.8	—	2.8	—
Other exit costs	2.9	9.7	10.2	—	2.4
Total	$8.2	$12.4	$13.4	$2.8	$4.4

	September 30, 2021	Charge to Income	Cash	Non-Cash	March 31, 2022 [1]
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	5.0	—	—
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Total	$4.1	$3.9	$6.7	$1.2	$0.1

(1) At March 31, 2021 and 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2020 restructuring program for the six months ended March 31, 2021 and 2022:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	March 31, 2021 [1]
Severance & termination related costs	$0.4	$0.2	$0.6	$—	$—
Other restructuring related costs	0.8	9.2	8.1	—	1.9
Total	$1.2	$9.4	$8.7	$—	$1.9

	September 30, 2021	Charge to Income	Cash	Non-Cash	March 31, 2022 [1]
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	—
Total	$1.6	$1.4	$2.3	$—	$0.7

(1) At March 31, 2021 and 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalent (RSE) awards, performance share awards, deferred compensation equity plans and the conversion of the Mandatory convertible preferred stock (MCPS).

During the quarter ended March 31, 2022, the MCPS were converted to approximately 4.7 million shares of Common stock. For the quarter and six months ended March 31, 2022, the issued common shares are included in the basic weighted average common shares outstanding for the period subsequent to the conversion, and included in the diluted calculation prior to their conversion using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

For fiscal 2021 periods prior to the conversion, the shares are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2022 and 2021:

(in millions, except per share data)	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Basic net earnings per share	2022	2021	2022	2021
Net earnings/(loss)	$19.0	$(10.2)	$79.0	$56.9
Mandatory preferred stock dividends	—	(4.1)	(4.0)	(8.1)
Net earnings/(loss) attributable to common shareholders	$19.0	$(14.3)	$75.0	$48.8

Weighted average common shares outstanding - Basic	70.4	68.4	68.6	68.5

Basic net earnings/(loss) per common share	$0.27	$(0.21)	$1.09	$0.71

Diluted net earnings per share
Weighted average common shares outstanding - Basic	70.4	68.4	68.6	68.5
Dilutive effect of RSE	0.1	—	0.1	0.1
Dilutive effect of performance shares	0.1	—	0.2	0.1
Dilutive effect of stock based deferred compensation plan	0.1	—	0.1	0.1
Dilutive effect of MCPS	0.9	—	—	—
Weighted average common shares outstanding - Diluted	71.6	68.4	69.0	68.8

Diluted net earnings/(loss) per common share	$0.27	$(0.21)	$1.09	$0.71

For the quarter ended March 31, 2022, 0.4 million RSEs were anti-dilutive and not included in the diluted net earnings per share calculation. For the quarter ended March 31, 2021, as our continuing operations was in a loss position, all restricted shares were anti-dilutive and excluded from our dilutive net earnings/(loss) per share calculation. For the six months ended March 31, 2022 and 2021, 0.3 million and 0.1 million RSEs were antidilutive and not included in the diluted net earnings per share calculation.

Performance based RSEs of 1.6 million were antidilutive and excluded, as the performance targets for those awards have not been achieved as of March 31, 2022. All performance shares were excluded from the quarter ended March 31, 2021 as our continuing operations were in a loss position. For the six months ended March 31, 2022 and 2021, performance based RSEs of 1.6 million and 1.3 million, respectively, were antidilutive and therefore excluded, as the performance targets for those awards have not been achieved as of the end of the applicable period.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company's MCPS, prior to conversion, were considered anti-dilutive for the six months ended March 31, 2022 and the quarter and six months ended March 31, 2021, and excluded from the calculation of diluted earnings/(loss) per share.

(6) Segments

As of October 1, 2021, the Company changed its reportable operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter and six months ended March 31, 2021 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out, the costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and six months ended March 31, 2022 and 2021 are presented below:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales
Batteries & Lights	$516.5	$542.9	$1,256.7	$1,286.8
Auto Care	168.9	142.2	275.0	246.9
Total net sales	$685.4	$685.1	$1,531.7	$1,533.7
Segment Profit
Batteries & Lights	$95.3	$125.4	$263.7	$305.9
Auto Care	24.3	28.9	24.1	47.2
Total segment profit	119.6	154.3	$287.8	$353.1

General corporate and other expenses (1)	(25.6)	(25.8)	(47.3)	(49.8)
Amortization of intangible assets	(15.2)	(15.3)	(30.4)	(30.8)
Acquisition and integration costs (2)	—	(16.8)	(16.5)	(35.1)
Acquisition earn out (3)	—	(1.1)	(1.1)	(1.1)
Interest expense	(38.3)	(39.1)	(75.3)	(86.4)
Exit of Russian market (4)	(14.0)	—	(14.0)	—
Loss on extinguishment of debt	—	(70.0)	—	(75.7)
Other items, net - Adjusted (5)	1.5	0.1	1.3	(0.6)
Total earnings/(loss) before income taxes	$28.0	$(13.7)	$104.5	$73.6

Depreciation and amortization
Batteries & Lights	$11.7	$11.9	$23.9	$23.9
Auto Care	2.3	1.7	4.3	4.0
Total segment depreciation and amortization	$14.0	$13.6	$28.2	$27.9
Amortization of intangible assets	15.2	15.3	30.4	30.8
Total depreciation and amortization	$29.2	$28.9	$58.6	$58.7
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Acquisition and integration costs	2022	2021	2022	2021
Cost of products sold	$—	$7.3	$6.0	$15.0
Selling, general and administrative expense	—	8.6	9.4	19.0
Research and development expense	—	0.9	1.1	1.0
Other items, net	—	—	—	0.1
Total acquisition and integration costs	$—	$16.8	$16.5	$35.1
(3) This represents the earn out achieved through March 31, 2022 and 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in the impairment of inventory recorded in Cost of products sold of $0.7, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(5) Other items, net on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included costs associated with the exit of the Russian market of $7.5 for the three and six months ended March 31, 2022 and included acquisition related costs of $0.1 for the six months ended March 31, 2021, which have been reclassified for the reconciliation above.

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

Total Assets	March 31, 2022	September 30, 2021
Batteries & Lights	$1,377.3	$1,302.7
Auto Care	459.2	367.8
Total segment assets	$1,836.5	$1,670.5
Corporate	434.0	411.9
Goodwill and other intangible assets	2,889.4	2,925.1
Total assets	$5,159.9	$5,007.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2021 and March 31, 2022. The balances at October 1, 2021 have been recast to align with our new reportable segments:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2021	$900.3	$153.5	$1,053.8
Formulations Acquisition working capital finalization	—	(1.0)	(1.0)
Cumulative translation adjustment	(4.0)	(0.3)	(4.3)
Balance at March 31, 2022	$896.3	$152.2	$1,048.5

Energizer had indefinite-lived intangible assets of $1,366.0 at March 31, 2022 and $1,365.7 at September 30, 2021. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at March 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.3	$(19.7)	$39.6
Customer relationships	394.8	(100.1)	294.7
Patents	34.4	(14.9)	19.5
Proprietary technology	172.5	(70.5)	102.0
Proprietary formulas	21.9	(4.5)	17.4
Vendor relationships	8.0	(6.3)	1.7
Total Amortizable intangible assets	690.9	(216.0)	474.9
Trademarks and trade names - indefinite lived	1,366.0	—	1,366.0
Total Other intangible assets, net	$2,056.9	$(216.0)	$1,840.9

Total intangible assets at September 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(17.8)	$41.7
Customer relationships	395.0	(87.1)	307.9
Patents	34.5	(13.5)	21.0
Proprietary technology	172.5	(59.6)	112.9
Proprietary formulas	21.9	(3.0)	18.9
Vendor relationships	8.0	(4.8)	3.2
Total Amortizable intangible assets	691.4	(185.8)	505.6
Trademarks and trade names - indefinite lived	1,365.7	—	1,365.7
Total Other intangible assets, net	$2,057.1	$(185.8)	$1,871.3

(8) Debt

The detail of long-term debt was as follows:

	March 31, 2022	September 30, 2021
Senior Secured Term Loan Facility due 2027	$1,188.0	$1,194.0
6.500% Senior Notes due 2027	300.0	—
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)	719.3	752.7
Capital lease obligations	43.0	44.3
Total long-term debt, including current maturities	$3,650.3	$3,391.0
Less current portion	(14.0)	(14.3)
Less unamortized debt premium and debt issuance fees	(43.7)	(43.3)
Total long-term debt	$3,592.6	$3,333.4

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

As of March 31, 2022, the Company had no outstanding borrowings under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.0 remained available under the 2020 Revolving Facility as of March 31, 2022. As of March 31, 2022 and September 30, 2021, the Company's weighted average interest rate on short-term borrowings was 2.97% and 2.50%, respectively.

Senior Notes - On March 8, 2022, the Company completed a bond offering for $300.0 Senior Notes due in 2027 at 6.500% (2027 Notes). The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2020 Revolving Facility and to pay fees and expenses related to the offering. The 2027 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi-annually in June and December. The 2027 Notes are jointly and severally guaranteed on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Credit Agreement.

On September 30, 2020, the Company completed a bond offering for $800.0 Senior Notes due in 2029 at 4.375% (2029 Notes). On October 16, 2020, the Company used the proceeds from the sale of the 2029 Notes to fund the redemption of all the $750.0 Senior Notes due in 2026 at 6.375%. The Company paid a redemption premium of $55.9 in the first fiscal quarter of 2021 related to this redemption.

Debt issuance fees paid associated with the Credit Agreements, Term Loans and 2027 Notes were $7.3 and $17.7 in the six months ended March 31, 2022 and 2021, respectively.

Interest Rate Swaps - In conjunction with the term loan refinance in December 2020, the Company entered into an interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021, the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

Refer to Note 11, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes payable - The notes payable balance was $1.2 at March 31, 2022 and $105.0 at September 30, 2021. The March 31, 2022 balance was comprised of $1.2 of other borrowings related to foreign affiliates and no outstanding

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

borrowings on the 2020 Revolving Credit Facility. The September 30, 2021 balance was all outstanding borrowings on the 2020 Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2022, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Capital lease obligations - Subsequent to the quarter, in April 2022 the Company entered into a termination agreement with the landlord of our capital lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our capital lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of approximately $4. Since the Company has already vacated the facility as a part of the 2019 restructuring program, the assets associated with the location have been fully depreciated. The termination of this lease, net of the termination fee, brokerage costs and other decommissioning fees will result in a gain of approximately $4 to $5 to be recognized in Other items, net during the third quarter of fiscal 2022.

Debt Maturities - Aggregate maturities of long-term debt as of March 31, 2022 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	12.0

Thereafter	3,547.3
Total long-term debt payments due	$3,607.3

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarters Ended March 31,
	U.S.		International
	2022	2021	2022	2021
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.2	3.2	0.4	0.4
Expected return on plan assets	(5.7)	(5.5)	(0.9)	(0.8)
Amortization of unrecognized net losses	1.6	1.8	0.3	0.4
Net periodic (benefit)/cost	$(0.9)	$(0.5)	$—	$0.2

	For the Six Months Ended March 31,
	U.S.		International
	2022	2021	2022	2021
Service cost	$—	$—	$0.4	$0.4
Interest cost	6.4	6.4	0.9	0.8
Expected return on plan assets	(11.4)	(11.0)	(1.7)	(1.6)
Amortization of unrecognized net losses	3.2	3.6	0.4	0.8
Net periodic (benefit)/cost	$(1.8)	$(1.0)	$—	$0.4

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

(10) Shareholders' Equity

During the quarter ended March 31, 2022, all outstanding shares of the Company's 7.50% Series A MCPS automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

In November 2020, the Board of Directors approved a share repurchase program for up to 7.5 million shares of its common stock.

During the fourth quarter of fiscal 2021, the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares in the first quarter of fiscal 2022, the $15.0 was reclassified to treasury stock on the Consolidated (Condensed) Balance Sheet.

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

On January 31, 2022, the Board of Directors declared a cash dividend for the second quarter of fiscal 2022 of $0.30 per share of common stock, payable on March 16, 2022, to all shareholders of record as of the close of business on February 22, 2022.

During the six months ended March 31, 2022 and 2021, total dividends declared were $42.0 and $41.9, respectively. The payments made of $42.8 and $43.3 during the six months ended March 31, 2022 and 2021, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022.

Subsequent to the end of the fiscal quarter, on May 2, 2022, the Board of Directors declared a cash dividend for the third quarter of fiscal 2022 of $0.30 per share of common stock, payable on June 17, 2022, to all shareholders of record as of the close of business on May 25, 2022.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2022 and September 30, 2021, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2022, the Company had variable rate debt outstanding of $1,188.0 under the 2020 Term Loan.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at March 31, 2022.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2022 and September 30, 2021, Energizer had an unrealized pre-tax gain of $2.8 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2022 levels, over the next 12 months, $2.9 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023. There were 62 open foreign currency contracts at March 31, 2022, with a total notional value of approximately $173.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into the third fiscal quarter of 2023. There were six open contracts at March 31, 2022, with a total notional value of approximately $21. The unrealized pre-tax gain recognized on the zinc contracts was $6.2 and $4.7 at March 31, 2022 and September 30, 2021, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At March 31, 2022 and September 30, 2021, Energizer recorded an unrealized pre-tax gain of $50.1 and $11.7, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were nine open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2022, with a total notional value of approximately $96.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2022 and September 30, 2021, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and the six months ended March 31, 2022 and 2021, respectively:

	At March 31, 2022	For the Quarter Ended March 31, 2022		For the Six Months Ended March 31, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$2.8	$0.9	$1.8	$0.6	$2.8
Interest rate swap	50.1	32.3	(1.7)	36.8	(3.5)
Zinc contracts	6.2	3.0	1.9	6.0	4.5
Total	$59.1	$36.2	$2.0	$43.4	$3.8

	At September 30, 2021	For the Quarter Ended March 31, 2021		For the Six Months Ended March 31, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain/(Loss) Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3)(4)	(Loss)/Gain Recognized in OCI (2)	Loss Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$5.0	$2.6	$(3.4)	$(5.3)	$(6.0)
Interest rate swap	11.7	21.5	(1.8)	16.7	(3.1)
Zinc contracts	4.7	(0.7)	0.5	3.8	(0.3)
Total	$21.4	$23.4	$(4.7)	$15.2	$(9.4)
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of March 31, 2022 and September 30, 2021 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and six months ended March 31, 2022 and 2021, respectively:

	At March 31, 2022	For the Quarter Ended March 31, 2022	For the Six Months Ended March 31, 2022
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$0.5	$1.5	$3.4

	At September 30, 2021	For the Quarter Ended March 31, 2021	For the Six Months Ended March 31, 2021
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$—	$0.3	$(0.6)
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

Offsetting of derivative assets
		At March 31, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.3	$—	$5.3	$5.8	$(0.6)	$5.2

Offsetting of derivative liabilities
		At March 31, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.0)	$—	$(2.0)	$(0.8)	$0.6	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2022 and September 30, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	March 31, 2022	September 30, 2021
Deferred compensation	$(27.6)	$(25.1)
Derivatives - Foreign Currency contracts	2.8	5.0
Derivatives - Foreign Currency contracts (non-hedge)	0.5	—
Derivatives - Interest Rate Swap contracts	50.1	11.7
Derivatives - Zinc contracts	6.2	4.7
Net Assets / (Liabilities) at estimated fair value	$32.0	$(3.7)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2022 and September 30, 2021.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At March 31, 2022, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2022, the fair market value of fixed rate long-term debt was $2,180.0 compared to its carrying value of $2,419.3, and at September 30, 2021, the fair market value of fixed rate long-term debt was $2,156.1 compared to its carrying value of $2,152.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)
OCI before reclassifications	35.0	0.4	4.5	0.6	28.1	68.6
Reclassifications to earnings	—	2.7	(3.4)	(2.1)	2.6	(0.2)
Balance at March 31, 2022	$(74.8)	$(131.3)	$4.7	$2.1	$37.3	$(162.0)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(1.8)	$3.4	$(2.8)	$6.0	Cost of products sold
Interest rate contracts	1.7	1.8	3.5	3.1	Interest expense
Zinc contracts	(1.9)	(0.5)	(4.5)	0.3	Cost of products sold
	(2.0)	4.7	(3.8)	9.4	Loss / (earnings) before income taxes
	0.5	(1.2)	0.9	(2.3)	Income tax expense / (benefit)
	$(1.5)	$3.5	$(2.9)	$7.1	Net (earnings) / loss
Amortization of defined benefit pension items
Actuarial loss	1.9	2.2	3.6	4.4	(2)
	(0.5)	(0.5)	(0.9)	(1.0)	Income tax benefit
	$1.4	$1.7	$2.7	$3.4	Net loss
Total reclassifications to earnings	$(0.1)	$5.2	$(0.2)	$10.5	Net (earnings)/loss
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Other items, net
Interest income	$(0.3)	$(0.2)	$(0.5)	$(0.3)
Foreign currency exchange loss	(0.1)	0.5	1.2	1.8
Pension benefit other than service costs	(1.1)	(0.5)	(2.2)	(1.0)
Exit of Russian market	7.5	—	7.5	—
Other	—	0.1	0.2	0.2
Total Other items, net	$6.0	$(0.1)	$6.2	$0.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2022	September 30, 2021
Inventories
Raw materials and supplies	$162.2	$118.8
Work in process	251.0	206.3
Finished products	440.8	403.2
Total inventories	$854.0	$728.3
Other Current Assets
Miscellaneous receivables	$23.1	$21.4
Due from Spectrum	6.6	16.3
Prepaid expenses	110.7	98.3
Value added tax collectible from customers	30.2	28.3
Other	20.3	15.1
Total other current assets	$190.9	$179.4
Property, Plant and Equipment
Land	$14.6	$14.4
Buildings	121.9	121.4
Machinery and equipment	827.9	822.9
Construction in progress	74.7	62.4
Capital leases	52.3	52.7
Total gross property	1,091.4	1,073.8
Accumulated depreciation	(705.2)	(690.9)
Total property, plant and equipment, net	$386.2	$382.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$17.0	$19.5
Accrued trade allowances	54.0	57.3
Accrued freight & warehousing	48.2	26.8
Accrued salaries, vacations and incentive compensation	41.0	65.4
Accrued interest expense	17.3	16.5
Income taxes payable	37.2	30.3
Other	109.7	141.0
Total other current liabilities	$324.4	$356.8
Other Liabilities
Pensions and other retirement benefits	$64.6	$66.2
Deferred compensation	21.1	25.1
Mandatory transition tax	16.7	16.7
Other non-current liabilities	66.8	70.4
Total other liabilities	$169.2	$178.4

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2022, the Company had approximately $28.5 of purchase obligations under these contracts.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” "will," “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•Global economic and financial market conditions, including the conditions resulting from the ongoing conflict between Russia and Ukraine as well as the COVID-19 pandemic, and actions taken by our customers, suppliers, other business partners and governments in markets in which we compete might materially and negatively impact us.
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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 16, 2021, and included in Part II, Item 1A "Risk Factors" of this Form 10-Q.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, an acquisition earn out, the costs of exiting the Russian market and the loss on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, loss on extinguishment of debt, other items, net, the charges related to acquisition and integration costs, including restructuring charges, an acquisition earn out and the costs of exiting our Russian market have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, an acquisition earn out, the costs of exiting the Russian market and the loss on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration, an acquisition earn out, the costs of exiting the Russian market and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration, an acquisition earn out and the costs of exiting the Russian market.

COVID-19

For the six months ended March 31, 2022, the Coronavirus (COVID-19) pandemic continued to pose risks to the Company’s business as well as to the business environment and the markets in which the Company operates. In these challenging and dynamic circumstances, Energizer continues to work to protect its employees, maintain business continuity and sustain its operations.

Overall, the impact of the COVID-19 pandemic on the Company's results of operations in the first half of fiscal 2022 was primarily driven by factors related to changes in demand for products and disruption in global supply chain. While it is not feasible to identify or quantify all the other direct and indirect implications on the Company's results of operations, below are factors that the Company believes have affected its results for the first half of fiscal 2022 compared to fiscal 2021.

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

While the full impact of COVID-19 is uncertain, we believe we have multiple options to further mitigate the impact of the COVID-19 pandemic and preserve our financial flexibility in light of current uncertainty in the global markets, including the deferral or reduction of capital expenditures and reduction or delay of overhead expenses and other expenditures. However, such delays could slow future growth or impact our business plan. The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the pandemic, any future government actions affecting consumers and the economy in general, disruption to our global supply chain (including the ability of suppliers to keep pace with any demand increases), and the pace with which customers and consumers return to more normalized purchasing behavior, among other factors beyond our knowledge or control.

Exit of Russian Market

The sanctions imposed in response to the ongoing conflict between Russia and Ukraine have increased global economic and political uncertainty. During the second quarter of fiscal 2022, the Company exited the Russian market due to this uncertainty.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. Our Russian subsidiary comprised approximately one percent of our business.

With the decision to exit the Russian market, the Company terminated the employment of all our Russian colleagues and reviewed our Russian assets for impairment. Exiting the Russian market resulted in the impairment of inventory recorded to Cost of products sold of $0.7, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5.

Acquisition and Integration Costs

Acquisition and integration costs incurred during fiscal year 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 during the six months ended March 31, 2022 and $16.8 and $35.1 for the quarter and the six months ended March 31, 2021, respectively. No acquisition or integration costs were incurred during the quarter ended March 31, 2022.

Pre-tax costs recorded in Costs of products sold were $6.0 for the six months ended March 31, 2022 and $7.3 and $15.0 for the quarter and six months ended March 31, 2021, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 for the six months ended March 31, 2022 and $8.6 and $19.0 for the quarter and six months ended March 31, 2021, respectively. The SG&A expenses incurred during the six months ended March 31, 2022 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the quarter and six months ended March 31, 2021 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, consulting costs associated with the 2020 restructuring program discussed in Note 4, Restructuring, and legal fees incurred for the fiscal 2021 acquisitions.

For the six months ended March 31, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs. For the quarter and six months ended March 31, 2021, the Company recorded $0.9 and $1.0 respectively, of pre-tax acquisition and integration related costs in research and development.

For the six months ended March 31, 2021, the Company recorded $0.1 of pre-tax acquisition and integration related Other items, net.

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

No restructuring expenses were incurred in the second quarter of fiscal 2022. The total pre-tax expense related to these restructuring plans for the six months ended March 31, 2022 and 2021 was $5.3 and $21.8, respectively. Pre-tax expenses incurred within the quarter ended March 31, 2021 were $11.2. These expenses consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the six months ended March 31, 2022 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2. If allocated to the Company's new reportable segments in the prior year, $10.5 and $21.1 of the restructuring costs would have been incurred within the Battery & Lights segment for the quarter and six months ended March 31, 2021, respectively. For both the quarter and six months ended March 31, 2021, $0.7 would have been incurred within the Auto Care segment.

Total pre-tax charges relating to the 2019 restructuring program since inception were $65.1 and total pre-tax charges relating to the 2020 restructuring program since inception were $19.4.

The first fiscal quarter of 2022 marked the conclusion of both the 2019 and 2020 restructuring programs. We do not expect to incur additional material charges for these programs. The Company is still on track to achieve the estimated $55 to $60 of total cost savings by the end of this fiscal year.

Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net earnings of $19.0, or $0.27 per diluted common share, compared to a Net loss of $10.2, or a loss of $0.21 per diluted common share, in the prior year second fiscal quarter. Adjusted diluted net earnings per common share was $0.47 for the second fiscal quarter as compared to $0.77 in the prior year quarter, a decline of 39%.
For the six months ended March 31, 2022, Energizer reported Net earnings of $79.0, or $1.09 per diluted common share, compared to Net earnings of $56.9, or $0.71 per diluted common share in the prior year comparable period. Adjusted diluted net earnings per common share was $1.49 for the six months period as compared to the $1.95 in the prior year comparable period.
Net earnings/(loss) and Diluted net earnings/(loss) per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, an acquisition earn out, costs to exit the Russian market and the loss on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings/(loss) and Diluted net earnings/(loss) per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on

Non-GAAP Financial Measures above.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net earnings/(loss) attributable to common shareholders	$19.0	$(14.3)	$75.0	$48.8
Mandatory preferred stock dividends	—	(4.1)	(4.0)	(8.1)
Net earnings/(loss)	19.0	(10.2)	79.0	56.9
Pre-tax adjustments
Acquisition and integration (1)	—	16.8	16.5	35.1
Acquisition earn out	—	1.1	1.1	1.1
Loss on extinguishment of debt	—	70.0	—	75.7
Exit of Russian market	14.0	—	14.0	—
Total adjustments, pre-tax	$14.0	$87.9	$31.6	$111.9
After tax adjustments
Acquisition and integration	—	12.9	13.0	27.3
Acquisition earn out	—	0.8	0.8	0.8
Loss on extinguishment of debt	—	53.3	—	58.0
Exit of Russian market	14.3	—	14.3	—
Total adjustments, after tax	$14.3	$67.0	$28.1	$86.1
Adjusted net earnings (2)	$33.3	$56.8	$107.1	$143.0
Mandatory preferred stock dividends	—	(4.1)	(4.0)	(8.1)
Adjusted net earnings attributable to common shareholders	$33.3	$52.7	$103.1	$134.9

Diluted net earnings/(loss) per common share	$0.27	$(0.21)	$1.09	$0.71
Adjustments (per common share)
Acquisition and integration	—	0.19	0.18	0.37
Acquisition earn out	—	0.01	0.01	0.01
Loss on extinguishment of debt	—	0.78	—	0.79
Exit of Russian market	0.20	—	0.20	—
Impact for diluted share calculation (3)	—	—	0.01	0.07
Adjusted diluted net earnings per diluted common share (3)	$0.47	$0.77	$1.49	$1.95
Weighted average shares of common stock - Diluted	71.6	68.4	69.0	68.8
Adjusted Weighted average shares of common stock - Diluted (3)	71.6	68.6	71.8	73.4

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Cost of products sold	$—	$7.3	$6.0	$15.0
SG&A	—	8.6	9.4	19.0
Research and development	—	0.9	1.1	1.0
Other items, net	—	—	—	0.1
Acquisition and integration related items	$—	$16.8	$16.5	$35.1
(2) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended March 31, 2022 and 2021 was 20.7% and 23.5%, respectively, and for the six months ended March 31, 2022 and 2021 was 21.3% and 22.9%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(3) During the quarter ended March 31, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. For the six months ended March 31, 2022, the full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation.

For the quarter ended March 31, 2021, the Adjusted Weighted average shares of common stock - Diluted includes the dilutive impact of our outstanding performance shares, restricted stock and mandatory preferred stock dividends as they are dilutive to the calculation. The conversion of the mandatory convertible preferred stock was not dilutive for the quarter ended March 31, 2021. For the six months ended March 31, 2021, the diluted net earnings per common share is assuming the conversion of the mandatory convertible preferred stock to 4.6 million of common stock, and excluding the mandatory preferred stock dividends from net earnings.

Highlights

Total Net sales	For the Quarter Ended March 31, 2022		For the Six Months Ended March 31, 2022
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$685.1		$1,533.7
Organic	8.7	1.3%	8.4	0.5%
Change in Argentina	1.4	0.2%	3.8	0.2%
Impact of currency	(9.8)	(1.5)%	(14.2)	(0.8)%
Net Sales - current year	$685.4	—%	$1,531.7	(0.1)%
See non-GAAP measure disclosures above.

Net sales were $685.4 for the second fiscal quarter of 2022, an increase of $0.3 as compared to the prior year quarter, driven by the following items:

•Organic Net sales increased 1.3% primarily driven by the following items:

•Pricing executed in both the battery and auto care businesses drove an organic increase of approximately 5%; and
•New distribution across both battery and auto care, predominately in our International markets, contributed approximately 1% to organic growth.

•In addition to the pricing and distribution gains, we experienced increased auto care volumes due to a shift in timing of refrigerant shipments from the third quarter to second quarter and higher than expected battery volumes. However the net volume impact was an approximate 4.5% decrease to organic sales as a result of lapping the elevated battery demand in the prior year;

•The Company exited the Russian market in the second quarter of fiscal 2022 which resulted in reduced sales of approximately 0.5% over the prior year quarter.

•Unfavorable movement in foreign currencies resulted in decreased sales of $9.8, or 1.5%.

Net sales for the six months ended March 31, 2022 were $1,531.7, a decrease of $2.0 as compared to the prior year comparative period, driven by the following items:

•Organic Net sales increased 0.5% primarily driven by the following items:

◦Pricing executed in both the battery and auto care businesses drove an organic increase of approximately 3.5%; and
◦New distribution globally across both battery and auto care contributed approximately 1% to organic growth.

◦In addition to the pricing and distribution gains, we experienced increased auto care volumes due to a shift in timing of refrigerant shipments from the third quarter to second quarter and higher than expected battery volumes. However the net volume impact was an approximate 4% decrease to organic sales as a result of lapping the elevated battery demand in the prior year.

•Unfavorable movement in foreign currencies resulted in decreased sales of $14.2, or 0.8%

Gross margin percentage on a reported basis for the second fiscal quarter of 2022 was 34.8%, compared to 39.5% in the prior year. Excluding costs related to the inventory write downs in Russia of $0.7 and prior year integration costs of $7.3, adjusted gross margin was 34.9% compared to 40.5% in the prior year, a decrease of 560 basis points from prior year.

Gross margin percentage on a reported basis for the six months ended March 31, 2022 was 35.9%, compared to 39.7% in the prior year comparative period. Excluding costs related to the inventory write downs in Russia of $0.7 in the prior year and $6.0 of acquisition and integration costs in the current year and $15.0 in the prior year period, adjusted gross margin was 36.3% compared to 40.6%, in the prior year, a decrease of 430 basis points from the prior year.

	Quarter Ended March 31, 2022		Six Months Ended March 31, 2022
	Reported	Adjusted	Reported	Adjusted
Gross Margin - FY'21	39.5%	40.5%	39.7%	40.6%
Product cost impacts	(8.6)%	(8.6)%	(7.7)%	(7.7)%
Pricing	2.9%	2.9%	2.0%	2.0%
Reduction in integration costs, net of Russia exit impact	1.0%	—%	0.5%	—%
Reduction of FY21 COVID-19 cost impact	—%	—%	0.8%	0.8%
Synergy realization	—%	—%	0.4%	0.4%
Currency impact and other	—%	0.1%	0.2%	0.2%
Gross Margin - FY'22	34.8%	34.9%	35.9%	36.3%

The Gross margin decreases for both the quarter and six months ended March 31, 2022 were largely driven by a continuation of higher operating costs, including transportation, material and labor, consistent with ongoing inflationary trends.

Partially offsetting these margin impacts for the quarter was the positive impact of executed price increases in battery and auto care.
Partially offsetting these margin impacts for the six months ended March 31, 2022 was the positive impact of executed price increases in battery and auto care, the elimination of prior year COVID-19 costs, synergies of approximately $6 and favorable currency exchange rates.

Selling, general, and administrative expense (SG&A) was $123.4 in the second fiscal quarter of 2022, or 18.0% of Net sales, as compared to $123.8, or 18.1% of Net sales, in the prior year period. Included in the second fiscal quarter of 2022 were costs of exiting the Russian market of $5.8 and included in the second fiscal quarter of 2021 results were integration costs of $8.6 and an acquisition earn out of $1.1. Excluding Russian exit costs, integration costs and the acquisition earn out, adjusted SG&A was $117.6, or 17.2% of Net sales in the second fiscal quarter of 2022, as compared to $114.1, or 16.7% of Net sales in the prior year period. The increase was primarily driven by higher IT spending related to our investment in digital transformation.
SG&A was $245.5 for the six months ended March 31, 2022, or 16.0% of net sales, as compared to $247.9, or 16.2% of net sales, in the prior year comparative period. Included in the six months ended March 31, 2022 were costs of exiting the Russian market of $5.8 and included in the six months ended March 31, 2022 and 2021 results were acquisition and integration costs of $19.0 and $9.4, respectively, and acquisition earn out costs of $1.1 in each period. Excluding the Russian exit costs, integration costs and acquisition earn out, adjusted SG&A was $229.2, or 15.0% of Net sales in the six months ended March 31, 2022 and was $227.8, or 14.9% of Net sales in the prior year period. While the percentage to Net sales remained roughly flat, the absolute dollar increase was primarily driven by increased travel and higher IT spending related to our digital transformation partially offset by reduced compensation expense year over year.
Advertising and sales promotion expense (A&P) was $19.6, or 2.9% of net sales, in the second fiscal quarter of 2022, as compared to $27.1, or 4.0% of Net sales, in the second fiscal quarter of 2021. A&P was $71.3, or 4.7% of Net sales, for the six months ended March 31, 2022 as compared to $76.7, or 5.0% of Net sales, in the prior year comparative period. The decrease in the current year periods was due to timing of planned current year spend.
Research and Development (R&D) was $7.9, or 1.2% of Net sales, for the quarter ended March 31, 2022, as compared to $9.0, or 1.3% of Net sales, in the prior year comparative period. For the six months ended March 31, 2022, R&D was $16.8, or 1.1% of net sales, as compared to $16.6, or 1.1% of net sales, in the prior year comparative period.
Interest expense was $38.3 for the second fiscal quarter of 2022 compared to $39.1 for the prior year comparative period. For the six months ended March 31, 2022, interest expense was $75.3 as compared to $86.4 for the prior year comparative period. The interest savings in the current year were primarily driven by the debt refinancing activity that occurred in the later part of fiscal 2021, slightly offset by the additional interest on the $300.0 Senior Notes issued in the second quarter of fiscal 2022.
Loss on extinguishment of debt was $70.0 and $75.7 for the quarter and six months ended March 31, 2021, respectively. The Loss on extinguishment of debt was the result of the Company's transactions to refinance its Revolver, Term Loans and 2027 Senior Notes during the first half of fiscal 2021. The Company also amended certain covenants in its credit agreement, which created additional capacity and flexibility.
Other items, net is summarized below, and was expense of $6.0 and a income $0.1 for the second fiscal quarter of 2022 and 2021, respectively. Other items, net was an expense of $6.2 and $0.7 for the six months ended March 31, 2022 and 2021, respectively.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Other items, net	2022	2021	2022	2021
Interest income	$(0.3)	$(0.2)	$(0.5)	$(0.3)
Foreign currency exchange loss	(0.1)	0.5	1.2	1.8
Pension benefit other than service costs	(1.1)	(0.5)	(2.2)	(1.0)
Exit of Russian market	7.5	—	7.5	—
Other	—	0.1	0.2	0.2
Total Other items, net	$6.0	$(0.1)	$6.2	$0.7
The effective tax rate on a year to date basis was 24.4% as compared to 22.7% in the prior year. Excluding the impact of the acquisition and integration costs, acquisition earn out, costs of exiting the Russian market and loss on extinguishment in debt, the year to date adjusted effective tax rate was 21.3% as compared to 22.9% in the prior year. The decrease was due to higher foreign earnings in the current year.

Segment Results

As of October 1, 2021, the Company has changed its reportable segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter and six months ended March 31, 2021 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended March 31, 2022		Six Months Ended March 31, 2022
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$542.9		$1,286.8
Organic	(18.9)	(3.5)%	(20.6)	(1.6)%
Change in Argentina	1.4	0.3%	3.8	0.3%
Impact of currency	(8.9)	(1.7)%	(13.3)	(1.0)%
Net sales - current year	$516.5	(4.9)%	$1,256.7	(2.3)%

Auto Care
Net sales - prior year	$142.2		$246.9
Organic	27.6	19.4%	29.0	11.7%
Impact of currency	(0.9)	(0.6)%	(0.9)	(0.3)%
Net sales - current year	$168.9	18.8%	$275.0	11.4%

Total Net Sales
Net sales - prior year	$685.1		$1,533.7
Organic	8.7	1.3%	8.4	0.5%
Change in Argentina	1.4	0.2%	3.8	0.2%
Impact of currency	(9.8)	(1.5)%	(14.2)	(0.8)%
Net sales - current year	$685.4	—%	$1,531.7	(0.1)%

Results for the Quarter Ended March 31, 2022

Battery & Lights reported Net sales decreased 4.9% as compared to the prior year. Excluding unfavorable foreign currency impact of $8.9, or 1.7%, and the favorable impact of Argentina operations of $1.4, or 0.3%, organic net sales decreased $18.9, or 3.5%, for the second fiscal quarter. The organic decline was due to the expected decline in battery demand compared to the strong COVID-19 related sales in the prior year period (approximately 8%) and the exit of the Company's Russia market operations (approximately 0.5%). This decline was partially offset by pricing increases (approximately 4%) and new distribution in battery & lights, predominantly in the International markets (approximately 1%).

Auto Care reported Net sales increased 18.8%, as compared to the prior year. Excluding the unfavorable foreign currency impact of $0.9, or 0.6%, organic Net sales increased $27.6, or 19.4%. The organic increase in sales was driven by price increases in North America (approximately 9%), a shift in timing of AC recharge shipments from the third quarter in the prior year to the second quarter this year (approximately 7%) and new distribution in both the International and North American markets (approximately 3%).

Results for the Six Months Ended March 31, 2022

Battery & Lights reported Net sales decreased 2.3% as compared to the prior year. Excluding unfavorable foreign currency impact of $13.3, or 1.0%, and the favorable impact of Argentina operations of $3.8, or 0.3%, organic net sales decreased $20.6, or 1.6%, for the six months ended March 31, 2022. The organic decline was due to the expected decline in battery demand compared to the strong COVID-19 related sales in the prior year period (approximately 5.5%). This decline was partially offset by pricing increases (approximately 3%) and new distribution in battery & lights (approximately 1%).

Auto Care reported Net sales increased 11.4%, as compared to the prior year. Excluding the unfavorable foreign currency impact of $0.9, or 0.3%, organic Net sales increased $29.0, or 11.7%. The organic increase in Net sales was driven by price increases in North America (approximately 6%), a shift in timing of AC recharge shipments from the third quarter in the prior year to the second quarter this year (approximately 4%) and new distribution in both the North American and International markets (approximately 2%).

Segment Profit	Quarter Ended March 31, 2022		Six Months Ended March 31, 2022
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$125.4		$305.9
Organic	(27.3)	(21.8)%	(43.2)	(14.1)%
Change in Argentina	1.1	0.9%	4.1	1.3%
Impact of currency	(3.9)	(3.1)%	(3.1)	(1.0)%
Segment profit - current year	$95.3	(24.0)%	$263.7	(13.8)%

Auto Care
Segment profit - prior year	$28.9		$47.2
Organic	(4.0)	(13.8)%	(22.4)	(47.5)%
Impact of currency	(0.6)	(2.1)%	(0.7)	(1.4)%
Segment profit - current year	$24.3	(15.9)%	$24.1	(48.9)%

Total Segment Profit
Segment profit - prior year	$154.3		$353.1
Organic	(31.3)	(20.3)%	(65.6)	(18.6)%
Change in Argentina	1.1	0.7%	4.1	1.2%
Impact of currency	(4.5)	(2.9)%	(3.8)	(1.1)%
Segment profit - current year	$119.6	(22.5)%	$287.8	(18.5)%
Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2022

Global reported segment profit decreased 22.5% as compared to the prior year. Excluding the unfavorable impact of currency of 2.9% and favorable Argentina operations of 0.7%, organic operating profit decreased $31.3, or 20.3%. The organic decrease was driven by the increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin, as well as higher SG&A compared to prior year. Partially offsetting this decline was an increase in organic Net sales discussed above, lower A&P due to timing of planned spend this year as well as slightly lower R&D.
Battery & Lights reported segment profit decreased by 24.0% as compared to the prior year. Organic segment profit decreased by $27.3, or 21.8%, due to the decrease in organic net sales discussed above and increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin. Further impacting the decline was higher SG&A. Partially offsetting this decline was lower A&P due to timing of spend this year as well as slightly lower R&D.

Auto Care reported segment profit decreased as compared to the prior year driven by the unfavorable organic segment profit decline of $4.0. The organic revenue growth in Auto Care noted above was not enough to offset the increased product input costs which negatively impacted gross margin. In addition, SG&A dollars were higher due to the increase in Net sales. These declines were partially offset by a decrease in A&P due to timing of spend this year.

Results for the Six Months Ended March 31, 2022

Global reported segment profit decreased 18.5% as compared to the prior year. Excluding the unfavorable impact of currency of 1.1% and favorable Argentina operations of 1.2%, organic operating profit decreased $65.6, or 18.6%. The organic decrease was driven by the increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin as well as higher SG&A compared to prior year. Partially offsetting this decline was an increase in organic Net sales discussed above and lower A&P due to timing of planned spend this year.
Battery & Lights reported segment profit decreased by 13.8% as compared to the prior year. Organic segment profit decreased by $43.2, or 14.1%, due to the decrease in organic Net sales discussed above and increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin. Further impacting the decline was higher SG&A. Partially offsetting this decline was lower A&P due to timing of spend this year as well as slightly lower R&D.

Auto Care reported segment profit decreased as compared to the prior year driven by the unfavorable organic segment profit decline of $22.4. The organic revenue growth in Auto Care noted above was not enough to offset the increased product input costs which negatively impacted gross margin. As noted in the prior quarter, the Company has executed price increases in the segment, but due to seasonality and timing, the benefits of these actions are coming in slower than the increased costs. In the second quarter, the Company has seen the positive impact of these price increases flowing through to segment profit and anticipates this will continue as volumes increase throughout the auto care peak season.

General Corporate	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
General corporate and other expenses	$25.6	$25.8	$47.3	$49.8
% of Net Sales	3.7%	3.8%	3.1%	3.2%

For the quarter ended March 31, 2022, General corporate and other expenses were $25.6, a decrease of $0.2 as compared to the prior year comparative period. For the six months ended March 31, 2022, General corporate and other expenses were $47.3, a decrease of $2.5 as compared to the prior year comparative period. The current period decrease was primarily driven by lower mark to market expenses on our deferred compensation plans as well as reduced stock compensation in the current year, partially offset by higher IT spending related to our digital transformation.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2022, Energizer had $213.2 of cash and cash equivalents, approximately 95% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

On March 8, 2022, the Company completed a bond offering for $300.0 Senior Notes due in 2027 at 6.500%. The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2020 Revolving Facility and to pay fees and expenses related to the offering.

As of March 31, 2022, the Company had no outstanding borrowing under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.0 remained available as of March 31, 2022. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Subsequent to the quarter, in April 2022 the Company entered into a termination agreement with the landlord of our capital lease Dixon, IL facility. The Company terminated the lease agreement, which went into 2028, reducing our capital lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of approximately $4. Since the Company has already vacated the facility as a part of the 2019 restructuring program, the assets associated with the location have been fully depreciated. The termination of this lease, net of the termination fee, brokerage costs and other decommissioning fees will result in a gain of approximately $4 to $5 to be recognized in Other items, net during the third quarter of fiscal 2022.

Operating Activities

Cash flow used by operating activities was $108.7 in the six months ended March 31, 2022, as compared to cash flow from operating activities of $12.4 in the prior year period. This change in cash flows of $121.1 was primarily driven by working capital changes year over year of approximately $69 which was primarily a result of the following:

•Approximately $53 in increased inventory investment compared to the prior year due to inflation, the impact of a more elongated supply chain, increased safety stock and more recently, prebuild for the auto care season; and

•Approximately $38 due to changes in accounts payable, offset by approximately $21 due to change in accrued interest, both of which were driven by timing of payments.

In addition, the decrease in cash flow from operating activities was driven by the year over year decline in Net earnings of approximately $54 when excluding the prior period Loss on extinguishment of debt from the prior year, which was included as a financing cash outflow.

For the six months ended March 31, 2021, as well as fiscal year 2021, cash flow from operating activities was positive. For the six months ended March 31, 2022, the Company had net earnings of $79.0 and is expecting to have positive net earnings for the full fiscal year. The current period negative cash flow from operations is due to movement in our working capital balances as discussed above, and not indicative of our overall operating activities. Although the inventory balance for the Company is expected to remain elevated due to the continued volatility of the global supply chain, we do expect inventory reduction in the second half of the fiscal year. Additionally, our other working capital balances are expected to return to more normalized levels and the Company is anticipating positive cash flow from operating activities for the full fiscal year 2022.

Investing Activities

Net cash used by investing activities was $45.4 and $86.2 for the six months ended March 31, 2022 and 2021, respectively, and consisted of the following:

•Capital expenditures of $45.9 and $19.2 in the six months ended March 31, 2022 and 2021, respectively; and

•Acquisitions, net of cash acquired and working capital settlement was an inflow of $0.4 from the Formulations Acquisition working capital settlement in the six months ended March 31, 2022 and cash used of $67.1 for the FDK Indonesia Acquisition and Formulations Acquisition in fiscal 2021.

Total Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2022 for capital expenditures relating to maintenance, product development and cost reduction investments. Through March 31, 2022, the Company incurred additional investing cash outflows totaling approximately $22 for the remaining investment in integration related capital expenditures for the Battery and Auto Care Acquisitions. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash from financing activities was $130.2 for the six months ended March 31, 2022 as compared to cash used by financing activities of $919.3 in the prior fiscal year period. For the six months ended March 31, 2022, cash from financing activities consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $300.0 relating to the new Senior Note due in 2027 issuance this quarter;

•Payments of debt with original maturities greater than 90 days of $7.2, related to the quarterly principal payments on the Term Loan;

•Net decrease in debt with original maturities of 90 days or less of $102.2 primarily related to borrowing under our 2020 Revolving Facility;

•Debt issuance costs of $7.3 relating to the amendment of the Credit Agreement in December 2021 and the issuance of the $300 Senior Note due in 2027;

•Dividends paid on common stock of $42.8 (see below);

•Dividends paid on mandatory convertible preferred stock (MCPS) of $8.0 (see below); and

•Taxes paid for withheld share-based payments of $2.3.

For the six months ended March 31, 2021, cash used by financing activities consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $1,200.0 relating to the new Term Loan funded in December 2020 and January 2021;

•Payments of debt with original maturities greater than 90 days of $1,983.9, primarily related to the October 2020 repayment of the $750.0 Senior Notes due in 2026, the $319.4 repayment of the Term Loan A and $313.5 Term Loan B in December 2020 and the January 2021 repayment of the $600.0 Senior Notes due in 2027.

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

•Dividends paid on common stock of $43.3;

•Dividends paid on mandatory convertible preferred stock of $8.1;

•Common stock repurchases of $21.3 at an average price of $42.61 per share; and

•Taxes paid for withheld share-based payments of $6.7.

Dividends

On November 15, 2021, the Board of Directors declared a cash dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021. On January 31, 2022, the Board of Directors declared a cash dividend for the second quarter of 2022 of $0.30 per share of common stock payable on March 16, 2022. Subsequent to the end of the quarter, on May 2, 2022, the Board of Directors declared a cash dividend for the third quarter of 2022 of $0.30 per share of common stock, payable on June 17, 2022, to all shareholders of record as of the close of business on May 25, 2022.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022. During the quarter ended March 31, 2022, all of the MCPS automatically converted to approximately 4.7 million of the Company's common stock and no additional dividends will be paid on the MCPS.

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
Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2022 were $10.8. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,607.3 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at March 31, 2022 is $930.1, with $140.2 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $28.5. Of this amount, $12.6 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at March 31, 2022 are $160.9 and $82.8, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.8 and $4.7, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2022 and September 30, 2021, Energizer had unrealized pre-tax gains of $2.8 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2022 levels over the next twelve months, $2.9 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2022 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended March 31, 2022 and 2021 resulted in gains of $1.5 and $0.3, respectively, and a gain of $3.4 and a loss of $0.6 for the six months ended March 31, 2022 and 2021, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into the third fiscal quarter of 2023. There were 6 open contracts at March 31, 2022, with a total notional value of approximately $21. The pre-tax unrealized gain on the zinc contracts was $6.2 at March 31, 2022 and $4.7 at September 30, 2021, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2022, Energizer had variable rate debt outstanding of $1,188.0 under the 2020 Term Loan.

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

At March 31, 2022 and September 30, 2021, Energizer recorded a unrealized pre-tax gain of $50.1 and $11.7 on the 2020 Interest rate swap, respectively. For the quarter ended March 31, 2022, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.02%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 16, 2021, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. Except as follows, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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
•the inability to repatriate foreign-based cash for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counterparty, internal control and country-specific risks associated with
•holding cash overseas;
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
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions, price, profit or other government controls,
•labor laws, immigration restrictions, travel restrictions, including as a result of COVID-19 or other outbreaks of infectious diseases, import and export laws or other government actions generating a negative impact on our business, including changes in trade policies that may be implemented;
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

For example, Russia’s invasion of Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, financial condition or results of operations. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions that could disrupt international commerce and the global economy. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, in March 2022 we exited the Russian market. The impact of these government measures and our exit of our operations in Russia, as well as any further retaliatory actions taken by Russia, the United States, and other foreign governments, is currently unknown and they could adversely affect our business, results of operations, supply chain, intellectual property, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Potential impacts related to the conflict could include, without limitation, additional unilateral or multilateral export control and sanctions measures, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, volatility and inflationary pressures on raw materials, and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations.

Additionally, Brexit has created and may continue to create legal, political and economic uncertainties and impacts, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to our workforce or the workforce of our suppliers or business partners, and increased foreign exchange volatility with respect to the British pound. All of the foregoing risks could have a significant adverse impact on our ability to commercialize our products on a competitive basis in international markets and may have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2022 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	$—	—	5,041,940
February 1 - February 28	152	$37.61	—	5,041,940
March 1 - March 31	74	$31.88	—	5,041,940
Total	226	$35.73	—	5,041,940
(1) 226 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

4.1
Indenture, dated March 8, 2022, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.2	Form of 6.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	May 9, 2022