Form 10-Q
period 2022-06-30
ENERGIZER HOLDINGS, INC.
filed 2022-08-08
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 4, 2022: 71,254,741.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales	$728.0	$721.8	$2,259.7	$2,255.5
Cost of products sold	444.0	448.5	1,425.7	1,373.8
Gross profit	284.0	273.3	834.0	881.7
Selling, general and administrative expense	118.9	117.5	364.4	365.4
Advertising and sales promotion expense	38.5	44.1	109.8	120.8
Research and development expense	8.5	8.2	25.3	24.8
Amortization of intangible assets	15.4	15.2	45.8	46.0
Interest expense	41.1	38.6	116.4	125.0
Loss on extinguishment of debt	—	27.6	—	103.3
Other items, net	(3.5)	(1.5)	2.7	(0.8)
Earnings before income taxes	65.1	23.6	169.6	97.2
Income tax provision	12.7	2.8	38.2	19.5
Net earnings	52.4	20.8	131.4	77.7
Mandatory preferred stock dividends	—	(4.0)	(4.0)	(12.1)
Net earnings attributable to common shareholders	$52.4	$16.8	$127.4	$65.6

Basic net earnings per common share	$0.73	$0.25	$1.83	$0.96
Diluted net earnings per common share	$0.73	$0.24	$1.82	$0.95

Weighted average shares of common stock - Basic	71.3	68.4	69.5	68.4
Weighted average shares of common stock - Diluted	71.7	68.6	69.9	68.7

Statements of Comprehensive Income:
Net earnings	$52.4	$20.8	$131.4	$77.7
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	(5.9)	(1.4)	29.1	24.8
Pension activity, net of tax of $0.4 and $1.3 for the quarter and nine months ended June 30, 2022, respectively, and $0.0 and $1.3 for the quarter and nine months ended June 30, 2021, respectively.	2.7	1.4	5.8	3.4
Deferred gain/(loss) on hedging activity, net of tax of $2.2 and $11.6 for the quarter and nine months ended June 30, 2022, respectively and $(1.1) and $4.7 for the quarter and nine months ended June 30, 2021, respectively.	7.3	(3.6)	37.6	15.2
Total comprehensive income	$56.5	$17.2	$203.9	$121.1
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2022	September 30, 2021
Current assets
Cash and cash equivalents	$199.5	$238.9
Trade receivables, less allowance for doubtful accounts of $2.3 and $2.9, respectively	346.4	292.9
Inventories	901.8	728.3
Other current assets	193.3	179.4
Total current assets	1,641.0	1,439.5
Property, plant and equipment, net	370.5	382.9
Operating lease assets	102.7	112.3
Goodwill	1,034.9	1,053.8
Other intangible assets, net	1,837.8	1,871.3
Deferred tax asset	19.7	21.7
Other assets	176.0	126.0
Total assets	$5,182.6	$5,007.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of capital leases	0.6	2.3
Notes payable	61.4	105.0
Accounts payable	372.8	454.8
Current operating lease liabilities	15.4	15.5
Other current liabilities	311.2	356.8
Total current liabilities	773.4	946.4
Long-term debt	3,544.6	3,333.4
Operating lease liabilities	92.1	102.3
Deferred tax liability	102.6	91.3
Other liabilities	170.2	178.4
Total liabilities	4,682.9	4,651.8
Shareholders' equity
Common stock	0.8	0.7
Mandatory convertible preferred stock	—	—
Additional paid-in capital	847.7	832.0
Retained earnings	58.7	(5.0)
Treasury stock	(249.6)	(241.6)
Accumulated other comprehensive loss	(157.9)	(230.4)
Total shareholders' equity	499.7	355.7
Total liabilities and shareholders' equity	$5,182.6	$5,007.5

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net earnings	$131.4	$77.7
Non-cash integration and restructuring charges	3.0	4.5
Depreciation and amortization	89.0	88.7
Deferred income taxes	(0.7)	2.1
Share-based compensation expense	9.9	13.3
Gain on capital lease termination	(4.5)	—
Loss on extinguishment of debt	—	103.3
Non-cash charges for Brazil flood	9.2	—
Non-cash charges for exiting the Russian market	13.4	—
Non-cash items included in income, net	12.4	12.8
Other, net	0.9	(3.5)
Changes in current assets and liabilities used in operations	(370.2)	(281.4)
Net cash (used by)/from operating activities	(106.2)	17.5

Cash Flow from Investing Activities
Capital expenditures	(65.8)	(42.7)
Proceeds from sale of assets	0.5	—
Acquisition of intangible assets	(14.6)	—
Acquisitions, net of cash acquired and working capital settlements	1.0	(67.2)
Net cash used by investing activities	(78.9)	(109.9)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	300.0	1,982.6
Payments on debt with maturities greater than 90 days	(10.6)	(2,770.2)
Net (decrease)/increase in debt with original maturities of 90 days or less	(43.8)	106.6
Payments to terminate capital lease obligations	(5.1)	—
Premiums paid on extinguishment of debt	—	(141.1)
Debt issuance costs	(7.6)	(27.6)
Payment of contingent consideration	—	(3.9)
Dividends paid on common stock	(64.1)	(63.8)
Dividends paid on mandatory convertible preferred stock	(8.1)	(12.1)
Common stock purchased	—	(21.3)
Taxes paid for withheld share-based payments	(2.3)	(6.7)
Net cash from/(used by) financing activities	158.4	(957.5)

Effect of exchange rate changes on cash	(12.7)	7.8

Net decrease in cash, cash equivalents, and restricted cash	(39.4)	(1,042.1)
Cash, cash equivalents, and restricted cash, beginning of period	238.9	1,249.8
Cash, cash equivalents, and restricted cash, end of period	$199.5	$207.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4
Net earnings	—	—	—	—	—	19.0	—	—	19.0
Share-based payments	—	—	—	—	5.1	—	—	—	5.1
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Activity under stock plans	—	17	—	—	(0.7)	(0.1)	—	0.7	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive income	—	—	—	—	—	—	49.7	—	49.7
March 31, 2022	—	71,250	$—	$0.8	$844.4	$27.9	$(162.0)	$(249.8)	$461.3
Net earnings	—	—	—	—	—	52.4	—	—	52.4
Share-based payments	—	—	—	—	3.5	—	—	—	3.5
Activity under stock plans	—	4	—	—	(0.2)		—	0.2	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Other comprehensive income	—	—	—	—	—	—	4.1	—	4.1
June 30, 2022	—	71,254	$—	$0.8	$847.7	$58.7	$(157.9)	$(249.6)	$499.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statement
(Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings	—	—	—	—	—	67.1	—	—	67.1
Share-based payments	—	—	—	—	4.0	—	—	—	4.0
Common stock purchased	—	(500)	—	—	—	—	—	(21.3)	(21.3)
Activity under stock plans	—	314	—	—	(20.6)	(0.9)	—	14.8	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.0)	—	—	(21.0)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	2.4	—	2.4
December 31, 2020	2,156	68,354	$—	$0.7	$841.6	$(25.0)	$(305.3)	$(182.4)	$329.6
Net loss	—	—	—	—	—	(10.2)	—	—	(10.2)
Share-based payments	—	—	—	—	5.4	—	—	—	5.4
Activity under stock plans	—	12	—	—	(0.6)	—	—	0.6	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.1)	—	—	(4.1)
Other comprehensive income	—	—	—	—	—	—	44.6	—	44.6
March 31, 2021	2,156	68,366	$—	$0.7	$846.4	$(60.2)	$(260.7)	$(181.8)	$344.4
Net earnings	—	—	—	—	—	20.8	—	—	20.8
Share-based payments	—	—	—	—	3.9	—	—	—	3.9
Activity under stock plans	—	1	—	—	—	—	—	—	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive loss	—	—	—	—	—	—	(3.6)	—	(3.6)
June 30, 2021	2,156	68,367	$—	$0.7	$850.3	$(64.3)	$(264.3)	$(181.8)	$340.6
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

As discussed in Note 6, Segments, following the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022, the Company has changed its reportable segments to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. Therefore, the Company has recast the product and market information for the quarter and nine months ended June 30, 2021 by recasting the Battery and Auto Care licensing and other sales within each product category, and Latin America within the respective Modern, Developing and Distributors markets as appropriate.

Supplemental product and market information is presented below for revenues from external customers for the quarters and nine months ended June 30, 2022 and 2021:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales by products	2022	2021	2022	2021
Batteries	$500.1	$485.0	$1,690.3	$1,709.1
Auto Care	196.4	209.1	471.4	456.0
Lights	31.5	27.7	98.0	90.4
Total Net Sales	$728.0	$721.8	$2,259.7	$2,255.5

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales by markets
North America	$472.1	$465.5	$1,398.7	$1,401.7
Modern Markets	110.9	111.8	391.4	405.9
Developing Markets	96.4	94.9	311.7	297.9
Distributors Markets	48.6	49.6	157.9	150.0
Total Net Sales	$728.0	$721.8	$2,259.7	$2,255.5

(3) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. During the first quarter of fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0, of which $0.4 was paid to the Company in the first quarter of fiscal 2022 and the remaining $0.6 was settled in the third quarter of fiscal 2022. The product formulations acquired are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company over three performance years. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. During the nine months ended June 30, 2021, $1.1 was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense relating to the first performance year earn-out. There was no earn out expense recorded in the quarter ended June 30, 2022. The first performance year earn-out of $4.5 was settled and paid during the quarter ended June 30, 2022. No amounts have been recognized for the second or third performance years under the agreement at June 30, 2022.

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

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 during the nine months ended June 30, 2022 and $19.5 and $54.6 for the quarter and the nine months ended June 30, 2021, respectively. No acquisition or integration costs were incurred during the quarter ended June 30, 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Pre-tax costs recorded in Cost of products sold were $6.0 for the nine months ended June 30, 2022 and $9.6 and $24.6 for the quarter and nine months ended June 30, 2021, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the nine months ended June 30, 2022 and $9.7 and $28.7 for the quarter and nine months ended June 30, 2021, respectively. The SG&A expenses incurred during the nine months ended June 30, 2022 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the quarter and nine months ended June 30, 2021 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, consulting costs associated with the 2020 restructuring program discussed in Note 4, Restructuring, and legal fees incurred for the fiscal 2021 acquisitions.

For the nine months ended June 30, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs. For the quarter and nine months ended June 30, 2021, the Company recorded $0.1 and $1.1, respectively, of pre-tax acquisition and integration related costs in research and development.

For the quarter and nine months ended June 30, 2021, the Company recorded $0.1 and $0.2 of pre-tax acquisition and integration related Other items, net, respectively.

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

Part of this plan was the exit of our Dixon, IL leased packaging facility, which the Company vacated during the first quarter of fiscal 2022. In the third quarter of fiscal 2022, the Company entered into a termination agreement with the landlord. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during the third quarter of fiscal 2022. Refer to Note 8 - Debt for additional information on the termination of this capital lease.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters and nine months ended June 30, 2022 and 2021 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
2019 Restructuring Program
Cost of products sold
Severance and related benefit costs	$—	$—	$(0.1)	$(0.1)
Accelerated depreciation & asset write-offs	—	1.2	1.2	4.0
Other exit costs(1)	—	4.4	2.8	14.1
Other items, net
Gain on termination of capital lease	(4.5)	—	(4.5)	—
2019 Restructuring Total	$(4.5)	$5.6	$(0.6)	$18.0
2020 Restructuring Program
Cost of products sold
Severance and related benefit costs	$—	$0.5	$0.2	$0.5
Other restructuring related costs(2)	—	3.3	1.1	5.3
Selling, general and administrate expense
Severance and related benefit costs	—	0.1	0.1	0.3
Other restructuring related costs(2)	—	0.3	—	7.5
Research and development expense
Severance and related benefit costs	—	0.2	—	0.2
2020 Restructuring Total	$—	$4.4	$1.4	$13.8
Total restructuring related (benefit)/expense	$(4.5)	$10.0	$0.8	$31.8
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the nine months ended June 30, 2022 would be incurred within the Battery & Lights segment in the amounts of $0.6 and the Auto Care segment in the amount of $0.2. For the quarter ended June 30, 2022, all of the gain would have been incurred within the Battery & Lights segment.

If allocated to the Company's new reportable segments in the prior year, $7.4 and $28.5 of the restructuring costs would have been incurred within the Battery & Lights segment during the quarter and nine months ended June 30, 2021, respectively, and $2.6 and $3.3 would have been incurred within the Auto Care segment during the quarter and nine months ended June 30, 2021, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the 2019 restructuring program for the nine months ended June 30, 2021 and 2022:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	June 30, 2021 [1]
Severance & termination related costs	$5.3	$(0.1)	$3.6	$—	$1.6
Accelerated depreciation & asset write-offs	—	4.0	—	4.0	—
Other exit costs	2.9	14.1	14.5	—	2.5
Total	$8.2	$18.0	$18.1	$4.0	$4.1

	September 30, 2021	Charge to Income	Cash	Non-Cash	June 30, 2022 [1]
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	5.0	—	—
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Gain on termination of capital lease (2)	—	(4.5)	5.1	(9.6)	—
Total	$4.1	$(0.6)	$11.8	$(8.4)	$0.1

(1) At June 30, 2021 and 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.
(2) The Gain on termination of capital lease includes the removal of the Company's capital lease obligation of $9.8, offset by a termination fee, decommissioning and brokerage costs, and immaterial fixed asset write-offs associated with the leased location. Refer to Note 8 - Debt for additional information.

The following table summarizes the activity related to the 2020 restructuring program for the nine months ended June 30, 2021 and 2022:

			Utilized
	September 30, 2020	Charge to Income	Cash	Non-Cash	June 30, 2021 [1]
Severance & termination related costs	$0.4	$1.0	$0.5	$—	$0.9
Other restructuring related costs	0.8	12.8	12.0	—	1.6
Total	$1.2	$13.8	$12.5	$—	$2.5

	September 30, 2021	Charge to Income	Cash	Non-Cash	June 30, 2022 [1]
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	—
Total	$1.6	$1.4	$2.3	$—	$0.7

(1) At June 30, 2021 and 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

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

During the second quarter of fiscal year 2022, the MCPS were converted to approximately 4.7 million shares of Common stock. For the nine months ended June 30, 2022, the issued common shares are included in the basic weighted average common shares outstanding for the period subsequent to the conversion, and included in the diluted calculation prior to their conversion using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

For fiscal 2021 periods prior to the conversion, the shares are included in the calculation of diluted earnings per share using the if-converted method and are only included if the conversion would be further dilutive to the calculation.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2022 and 2021:

(in millions, except per share data)	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Basic net earnings per share	2022	2021	2022	2021
Net earnings	$52.4	$20.8	$131.4	$77.7
Mandatory preferred stock dividends	—	(4.0)	(4.0)	(12.1)
Net earnings attributable to common shareholders	$52.4	$16.8	$127.4	$65.6

Weighted average common shares outstanding - Basic	71.3	68.4	69.5	68.4

Basic net earnings per common share	$0.73	$0.25	$1.83	$0.96

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.3	68.4	69.5	68.4
Dilutive effect of RSE	0.2	0.1	0.1	0.1
Dilutive effect of performance shares	0.1	—	0.2	0.1
Dilutive effect of stock based deferred compensation plan	0.1	0.1	0.1	0.1
Weighted average common shares outstanding - Diluted	71.7	68.6	69.9	68.7

Diluted net earnings per common share	$0.73	$0.24	$1.82	$0.95

For the quarter and nine months ended June 30, 2022, 0.4 million and 0.4 million RSEs were anti-dilutive and not included in the diluted net earnings per share calculation. For the quarter and nine months ended June 30, 2021, 0.1 million RSEs were anti-dilutive and not included in the diluted net earnings per share calculation.

Performance based RSEs of 1.6 million and 1.6 million were excluded for the quarter and nine months ended June 30, 2022, respectively, and 1.4 million and 1.3 million were excluded for the quarter and nine months ended June 30, 2021, respectively, as they were anti-dilutive or the performance targets for those awards have not been achieved as of the end of the applicable period.

The Company's MCPS, prior to conversion and for the fiscal 2022 year to date period, were considered anti-dilutive for all periods and excluded from the calculation of diluted earnings per share.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

As of October 1, 2021, the Company changed its reportable operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter and nine months ended June 30, 2021 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on capital lease termination and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and nine months ended June 30, 2022 and 2021 are presented below:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Batteries & Lights	$531.6	$512.7	$1,788.3	$1,799.5
Auto Care	196.4	209.1	471.4	456.0
Total net sales	$728.0	$721.8	$2,259.7	$2,255.5
Segment Profit
Batteries & Lights	$142.7	$113.9	$406.4	$419.8
Auto Care	12.9	31.7	37.0	78.9
Total segment profit	155.6	145.6	$443.4	$498.7

General corporate and other expenses (1)	(27.6)	(21.5)	(74.9)	(71.3)
Amortization of intangible assets	(15.4)	(15.2)	(45.8)	(46.0)
Acquisition and integration costs (2)	—	(19.5)	(16.5)	(54.6)
Acquisition earn out (3)	—	(1.2)	(1.1)	(2.3)
Interest expense	(41.1)	(38.6)	(116.4)	(125.0)
Exit of Russian market (4)	—	—	(14.0)	—
Gain on capital lease terminations (5)	4.5	—	4.5	—
Brazil flood damage (6)	(9.9)	—	(9.9)	—
Loss on extinguishment of debt	—	(27.6)	—	(103.3)
Other items, net - Adjusted (7)	(1.0)	1.6	0.3	1.0
Total earnings before income taxes	$65.1	$23.6	$169.6	$97.2

Depreciation and amortization
Batteries & Lights	$12.5	$12.5	$36.4	$36.4
Auto Care	2.5	2.3	6.8	6.3
Total segment depreciation and amortization	$15.0	$14.8	$43.2	$42.7
Amortization of intangible assets	15.4	15.2	45.8	46.0
Total depreciation and amortization	$30.4	$30.0	$89.0	$88.7
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Acquisition and integration costs	2022	2021	2022	2021
Cost of products sold	$—	$9.6	$6.0	$24.6
Selling, general and administrative expense	—	9.7	9.4	28.7
Research and development expense	—	0.1	1.1	1.1
Other items, net	—	0.1	—	0.2
Total acquisition and integration costs	$—	$19.5	$16.5	$54.6
(3) This represents the earn out achieved through June 30, 2022 and 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
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
(5) This represents the termination of a capital lease in the quarter ended June 30, 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated (Condensed) Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) These are the costs associated with the May 2022 flooding of our manufacturing facility in Brazil, which were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings. The majority is related to write-off of damaged inventory.
(7) Other items, net on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included costs associated with the exit of the Russian market of $7.5 for the nine months ended June 30, 2022, the $4.5 gain on the termination of a capital lease for the quarter and nine months ended June 30, 2022 and acquisition related costs of $0.1 and $0.2 for the quarter and nine months ended June 30, 2021, respectively, which have been reclassified for the reconciliation above.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. The asset balances as of September 30, 2021 have been recast to align with our new reportable segments.

Total Assets	June 30, 2022	September 30, 2021
Batteries & Lights	$1,417.4	$1,302.7
Auto Care	468.7	367.8
Total segment assets	$1,886.1	$1,670.5
Corporate	423.8	411.9
Goodwill and other intangible assets	2,872.7	2,925.1
Total assets	$5,182.6	$5,007.5

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2021 and June 30, 2022. The balances at October 1, 2021 have been recast to align with our new reportable segments:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2021	$900.3	$153.5	$1,053.8
Formulations Acquisition working capital finalization	—	(1.0)	(1.0)
Cumulative translation adjustment	(17.0)	(0.9)	(17.9)
Balance at June 30, 2022	$883.3	$151.6	$1,034.9

Energizer had indefinite-lived intangible assets of $1,364.6 at June 30, 2022 and $1,365.7 at September 30, 2021. The difference between the periods is driven by currency adjustments.

During the quarter ended June 30, 2022, the Company purchased auto care appearance trade names and formulas in Latin America through an asset acquisition for $14.6. Approximately $7 was assigned as the value to trade name and formula intangibles acquired, respectively. The weighted average useful life for both acquired intangibles is 10 years.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at June 30, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$66.0	$(20.5)	$45.5
Customer relationships	394.2	(106.4)	287.8
Patents	33.9	(15.3)	18.6
Proprietary technology	172.5	(76.0)	96.5
Proprietary formulas	29.2	(5.4)	23.8
Vendor relationships	7.4	(6.4)	1.0
Total Amortizable intangible assets	703.2	(230.0)	473.2
Trademarks and trade names - indefinite lived	1,364.6	—	1,364.6
Total Other intangible assets, net	$2,067.8	$(230.0)	$1,837.8

Total intangible assets at September 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(17.8)	$41.7
Customer relationships	395.0	(87.1)	307.9
Patents	34.5	(13.5)	21.0
Proprietary technology	172.5	(59.6)	112.9
Proprietary formulas	21.9	(3.0)	18.9
Vendor relationships	8.0	(4.8)	3.2
Total Amortizable intangible assets	691.4	(185.8)	505.6
Trademarks and trade names - indefinite lived	1,365.7	—	1,365.7
Total Other intangible assets, net	$2,057.1	$(185.8)	$1,871.3

(8) Debt

The detail of long-term debt was as follows:

	June 30, 2022	September 30, 2021
Senior Secured Term Loan Facility due 2027	$1,185.0	$1,194.0
6.500% Senior Notes due 2027	300.0	—
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)	681.4	752.7
Capital lease obligations	32.7	44.3
Total long-term debt, including current maturities	$3,599.1	$3,391.0
Less current portion	(12.6)	(14.3)
Less unamortized debt premium and debt issuance fees	(41.9)	(43.3)
Total long-term debt	$3,544.6	$3,333.4

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

As of June 30, 2022, the Company had $60.0 of outstanding borrowings under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $432.0 remained available under the 2020 Revolving Facility as of June 30, 2022. As of June 30, 2022 and September 30, 2021, the Company's weighted average interest rate on short-term borrowings was 4.2% and 2.5%, respectively.

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

Debt issuance fees paid associated with the Credit Agreements, Term Loans and 2027 Notes were $7.6 and $27.6 in the nine months ended June 30, 2022 and 2021, respectively.

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

Notes payable - The notes payable balance was $61.4 at June 30, 2022 and $105.0 at September 30, 2021. The June 30, 2022 balance was comprised of $60.0 of outstanding borrowings on the 2020 Revolving Facility and $1.4

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

of other borrowings related to foreign affiliates. The September 30, 2021 balance was all outstanding borrowings on the 2020 Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2022, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Capital lease obligations - In April 2022, the Company entered into a termination agreement with the landlord of our capital lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our capital lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during the third quarter of fiscal 2022.

Debt Maturities - Aggregate maturities of long-term debt as of June 30, 2022 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	12.0

Thereafter	3,506.4
Total long-term debt payments due	$3,566.4

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension (benefit)/cost for these plans are as follows:

	For the Quarters Ended June 30,
	U.S.		International
	2022	2021	2022	2021
Service cost	$—	$—	$0.2	$0.2
Interest cost	3.2	3.1	0.5	0.4
Expected return on plan assets	(5.7)	(5.5)	(0.9)	(0.8)
Amortization of unrecognized net losses	1.7	1.8	0.2	0.4
Net periodic (benefit)/cost	$(0.8)	$(0.6)	$—	$0.2

	For the Nine Months Ended June 30,
	U.S.		International
	2022	2021	2022	2021
Service cost	$—	$—	$0.6	$0.6
Interest cost	9.6	9.5	1.4	1.2
Expected return on plan assets	(17.1)	(16.5)	(2.6)	(2.4)
Amortization of unrecognized net losses	4.9	5.4	0.6	1.2
Net periodic (benefit)/cost	$(2.6)	$(1.6)	$—	$0.6

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

(10) Shareholders' Equity

During the second quarter of fiscal 2022, all outstanding shares of the Company's 7.50% Series A MCPS automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

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

During the nine months ended June 30, 2022 and 2021, total dividends declared were $63.6 and $62.8, respectively. The payments made of $64.1 and $63.8 during the nine months ended June 30, 2022 and 2021, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022.

Subsequent to the end of the fiscal quarter, on August 1, 2022, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2022 of $0.30 per share of common stock, payable on September 13, 2022, to all shareholders of record as of the close of business on August 23, 2022.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2022 and September 30, 2021, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2022, the Company had variable rate debt outstanding of $1,245.0 under the 2020 Term Loan and 2020 Revolving Facility.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at June 30, 2022.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2022 and September 30, 2021, Energizer had an unrealized pre-tax gain of $9.2 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2022 levels, over the next 12 months, $9.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023. There were 62 open foreign currency contracts at June 30, 2022, with a total notional value of approximately $174.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into the fourth fiscal quarter of 2023. There were seven open contracts at June 30, 2022, with a total notional value of approximately $31. The unrealized pre-tax loss recognized on the zinc contracts was $3.8 at June 30, 2022 and the unrealized pre-tax gain recognized on zinc contracts was $4.7 at September 30, 2021. These were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At June 30, 2022 and September 30, 2021, Energizer recorded an unrealized pre-tax gain of $62.3 and $11.7, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were nine open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2022, with a total notional value of approximately $93.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2022 and September 30, 2021, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and the nine months ended June 30, 2022 and 2021, respectively:

	At June 30, 2022	For the Quarter Ended June 30, 2022		For the Nine Months Ended June 30, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset/(Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$9.2	$9.1	$2.7	$9.7	$5.5
Interest rate swap	62.3	12.0	(1.3)	48.8	(4.8)
Zinc contracts	(3.8)	(7.7)	2.3	(1.7)	6.8
Total	$67.7	$13.4	$3.7	$56.8	$7.5

	At September 30, 2021	For the Quarter Ended June 30, 2021		For the Nine Months Ended June 30, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3)(4)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$5.0	$(0.4)	$(3.0)	$(5.7)	$(9.0)
Interest rate swap	11.7	(7.9)	(1.8)	8.8	(4.9)
Zinc contracts	4.7	0.8	2.0	4.6	1.7
Total	$21.4	$(7.5)	$(2.8)	$7.7	$(12.2)
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of June 30, 2022 and September 30, 2021 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and nine months ended June 30, 2022 and 2021, respectively:

	At June 30, 2022	For the Quarter Ended June 30, 2022	For the Nine Months Ended June 30, 2022
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$0.3	$1.9	$5.3

	At September 30, 2021	For the Quarter Ended June 30, 2021	For the Nine Months Ended June 30, 2021
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$—	$(0.3)	$(0.9)
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

Offsetting of derivative assets
		At June 30, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$9.9	$—	$9.9	$5.8	$(0.6)	$5.2

Offsetting of derivative liabilities
		At June 30, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.4)	$—	$(0.4)	$(0.8)	$0.6	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2022 and September 30, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
Assets/(Liabilities) at estimated fair value:	June 30, 2022	September 30, 2021
Deferred compensation	$(23.3)	$(25.1)
Derivatives - Foreign Currency contracts	9.2	5.0
Derivatives - Foreign Currency contracts (non-hedge)	0.3	—
Derivatives - Interest Rate Swap contracts	62.3	11.7
Derivatives - Zinc contracts	(3.8)	4.7
Net Assets / (Liabilities) at estimated fair value	$44.7	$(3.7)

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2022 and September 30, 2021.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At June 30, 2022, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2022, the fair market value of fixed rate long-term debt was $1,848.0 compared to its carrying value of $2,381.4, and at September 30, 2021, the fair market value of fixed rate long-term debt was $2,156.1 compared to its carrying value of $2,152.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)
OCI before reclassifications	29.1	1.6	(1.3)	7.3	37.3	74.0
Reclassifications to earnings	—	4.2	(5.2)	(4.1)	3.6	(1.5)
Balance at June 30, 2022	$(80.7)	$(128.6)	$(2.9)	$6.8	$47.5	$(157.9)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(2.7)	$3.0	$(5.5)	$9.0	Cost of products sold
Interest rate contracts	1.3	1.8	4.8	4.9	Interest expense
Zinc contracts	(2.3)	(2.0)	(6.8)	(1.7)	Cost of products sold
	(3.7)	2.8	(7.5)	12.2	Loss / (earnings) before income taxes
	0.9	(0.7)	1.8	(3.0)	Income tax expense / (benefit)
	$(2.8)	$2.1	$(5.7)	$9.2	Net (earnings) / loss
Amortization of defined benefit pension items
Actuarial loss	1.9	2.2	5.5	6.6	(2)
	(0.4)	(0.5)	(1.3)	(1.5)	Income tax benefit
	$1.5	$1.7	$4.2	$5.1	Net loss
Total reclassifications to earnings	$(1.3)	$3.8	$(1.5)	$14.3	Net (earnings)/loss
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension (benefit)/cost (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Other items, net
Interest income	$(0.2)	$(0.2)	$(0.7)	$(0.5)
Foreign currency exchange loss/(gain)	2.5	(0.9)	3.7	0.9
Pension benefit other than service costs	(1.0)	(0.6)	(3.2)	(1.6)
Exit of Russian market	—	—	7.5	—
Gain on capital lease termination	(4.5)	—	(4.5)	—
Other	(0.3)	0.2	(0.1)	0.4
Total Other items, net	$(3.5)	$(1.5)	$2.7	$(0.8)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2022	September 30, 2021
Inventories
Raw materials and supplies	$154.5	$118.8
Work in process	274.5	206.3
Finished products	472.8	403.2
Total inventories	$901.8	$728.3
Other Current Assets
Miscellaneous receivables	$25.2	$21.4
Due from Spectrum	6.2	16.3
Prepaid expenses	104.5	98.3
Value added tax collectible from customers	29.5	28.3
Other	27.9	15.1
Total other current assets	$193.3	$179.4
Property, Plant and Equipment
Land	$14.4	$14.4
Buildings	121.5	121.4
Machinery and equipment	828.4	822.9
Construction in progress	57.0	62.4
Capital leases	41.1	52.7
Total gross property	1,062.4	1,073.8
Accumulated depreciation	(691.9)	(690.9)
Total property, plant and equipment, net	$370.5	$382.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$27.2	$19.5
Accrued trade allowances	50.0	57.3
Accrued freight & warehousing	40.4	26.8
Accrued salaries, vacations and incentive compensation	49.7	65.4
Accrued interest expense	11.7	16.5
Income taxes payable	33.3	30.3
Other	98.9	141.0
Total other current liabilities	$311.2	$356.8
Other Liabilities
Pensions and other retirement benefits	$62.3	$66.2
Deferred compensation	20.3	25.1
Mandatory transition tax	16.7	16.7
Other non-current liabilities	70.9	70.4
Total other liabilities	$170.2	$178.4

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2022, the Company had approximately $25.2 of purchase obligations under these contracts.

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
•    Changes in production costs, including raw material prices, freight and labor, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.
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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as acquisition and integration costs, an acquisition earn out, the costs of the May 2022 flooding at our Brazilian manufacturing facility, the costs of exiting the Russian market, the gain on the termination of our capital lease and the loss on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, the gain on the termination of our capital lease, loss on extinguishment of debt, other items, net, the charges related to acquisition and integration costs, including restructuring charges, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, and the costs of exiting our Russian market have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to acquisition and integration, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the gain on the termination of our capital lease and the loss on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of acquisition and integration, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the gain on the termination of our capital lease and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the change in Russia and Argentina Operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Change in Russia Operations. The Company exited the Russian market in the second quarter of fiscal 2022 due to the increased global and economic and political uncertainty resulting from the ongoing conflict between Russia and Ukraine. This adjusts for the change in Russian sales and segment profit from the prior year.
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
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to acquisition and integration, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil and the costs of exiting the Russian market.

COVID-19

Energizer continues to be impacted by the Coronavirus (COVID-19) pandemic and its related effects. Overall, the impact of the COVID-19 pandemic on the Company's results of operations in the first nine months of fiscal 2022 was primarily driven by factors related to disruption in our global supply chain and changes in demand for products. While it is not feasible to identify or quantify all the other direct and indirect implications on the Company's results of operations, below are factors that the Company believes have affected its results for fiscal 2022 compared to fiscal 2021.

•The Company has faced higher operating costs due to the global supply chain constraints, including for raw materials and transportation.
•Labor availability continues to be a challenge across most of the Company's U.S. sites.
•The Company has invested in incremental safety stock to partially mitigate the impacts of the continued volatility of the global supply network.

The full impact of COVID-19 on our financial and operating performance will depend significantly on the duration and severity of the pandemic and related disruption to our global supply chain, the emergence of variants and the effectiveness of vaccines against these variants, and any future government actions affecting consumers and the economy in general, among other factors beyond our knowledge or control.

Exit of Russian Market

During the second quarter of fiscal 2022, the Company exited the Russian market due to global economic and political uncertainty related to the conflict between Russian and the Ukraine and the resultant sanctions imposed on Russia.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. Our Russian subsidiary comprised approximately one percent of our business.

With the decision to exit the Russian market, the Company terminated the employment of all our Russian colleagues and reviewed our Russian assets for impairment. Exiting the Russian market resulted in the impairment of inventory recorded to Cost of products sold of $0.7, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in the nine months ended June 30, 2022.

Brazil Manufacturing Plant Flood

In May 2022, the Company's Jaboatao, Brazil battery manufacturing facility had severe flooding due to historic levels of rain in the area. The plant was not operational for the month of June, however some production began again in July. The Company has an insurance policy with an approximate $10 deductible. For the three and nine months ended June 30, 2022, the Company recorded costs related to the flood of $9.9 in Cost of products sold, primarily related to damaged inventory at the plant. Based on the insurance plan deductible, the Company anticipates that further losses from the damage should be minimal.

Acquisition and Integration Costs

Acquisition and integration costs incurred during fiscal year 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 during the nine months ended June 30, 2022 and $19.5 and $54.6 for the quarter and the nine months ended June 30, 2021, respectively. No acquisition or integration costs were incurred during the quarter ended June 30, 2022.

Pre-tax costs recorded in Cost of products sold were $6.0 for the nine months ended June 30, 2022 and $9.6 and $24.6 for the quarter and nine months ended June 30, 2021, respectively, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 for the nine months ended June 30, 2022 and $9.7 and $28.7 for the quarter and nine months ended June 30, 2021, respectively. The SG&A expenses incurred during the nine months ended June 30, 2022 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs. The SG&A expenses incurred during the quarter and nine months ended June 30, 2021 primarily related to the integration of the Battery and Auto Care acquisitions, including costs of integrating the auto care information technology systems of the businesses, consulting costs associated with the 2020 restructuring program discussed in Note 4, Restructuring, and legal fees incurred for the fiscal 2021 acquisitions.

For the nine months ended June 30, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development. The fiscal 2022 costs primarily related to severance and R&D asset write-offs. For the quarter and nine months ended June 30, 2021, the Company recorded $1.0 and $1.1 respectively, of pre-tax acquisition and integration related costs in research and development.

For the quarter and nine months ended June 30, 2021, the Company recorded $0.1 and $0.2, respectively, of pre-tax acquisition and integration related Other items, net.

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

Part of this plan was the exit of our Dixon, IL leased packaging facility, which the Company vacated during the first quarter of fiscal 2022. In the third quarter of fiscal 2022, the Company entered into a termination agreement with the landlord. The Company terminated the lease agreement, which went into 2028, reducing our capital lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during the third quarter of fiscal 2022.

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

The Pre-tax gain on capital lease termination of $4.5 recorded in Other items, net was the only restructuring item recognized during the quarter ended June 30, 2022. Pre-tax expenses incurred within the quarter ended June 30, 2021 were $10.0. The total pre-tax expense related to these restructuring plans for the nine months ended June 30, 2022 and 2021 was $0.8 and $31.8, respectively. These expenses consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs, offset by the gain on capital lease termination in fiscal 2022. The costs were reflected in Cost of products sold, Selling, general and administrative expense, Research & development, and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the nine months ended June 30, 2022 would be incurred within the Battery & Lights segment in the amounts of $0.6 and the Auto Care segment in the amount of $0.2. For the quarter ended June 30, 2022, all of the gain would have been incurred within the Battery & Lights segment. If allocated to the Company's new reportable segments in the prior year, $7.4 and $28.5 of the restructuring costs would have been incurred within the Battery & Lights segment during the quarter and nine months ended June 30, 2021, respectively, and $2.6 and $3.3 would have been incurred within the Auto Care segment during the quarter and nine months ended June 30, 2021, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $60.6 and total pre-tax charges relating to the 2020 restructuring program since inception were $19.4.

The first fiscal quarter of 2022 marked the conclusion of both the 2019 and 2020 restructuring programs. We do not expect to incur additional material charges for these programs. The Company is still on track to achieve the estimated $55 to $60 of total cost savings annually by the end of this fiscal year.

Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on our restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings of $52.4, or $0.73 per diluted common share, compared to a Net earnings of $20.8, or $0.24 per diluted common share, in the prior year third fiscal quarter. Adjusted diluted net earnings per common share was $0.77 for the third fiscal quarter as compared to $0.74 in the prior year quarter, an increase of 4%.
For the nine months ended June 30, 2022, Energizer reported Net earnings of $131.4, or $1.82 per diluted common share, compared to Net earnings of $77.7, or $0.95 per diluted common share in the prior year comparable period. Adjusted diluted net earnings per common share was $2.26 for the nine months period as compared to the $2.69 in the prior year comparable period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to acquisition and integration costs, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, costs to exit the Russian market, the gain on the termination of our capital lease and the loss on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net earnings attributable to common shareholders	$52.4	$16.8	$127.4	$65.6
Mandatory preferred stock dividends	—	(4.0)	(4.0)	(12.1)
Net earnings	52.4	20.8	131.4	77.7
Pre-tax adjustments
Acquisition and integration (1)	—	19.5	16.5	54.6
Acquisition earn out (2)	—	1.2	1.1	2.3
Loss on extinguishment of debt	—	27.6	—	103.3
Exit of Russian market (3)	—	—	14.0	—
Gain on capital lease termination (4)	(4.5)	—	(4.5)	—
Brazil flood damage (5)	9.9	—	9.9	—
Total adjustments, pre-tax	$5.4	$48.3	$37.0	$160.2
After tax adjustments
Acquisition and integration	—	14.8	13.0	42.1
Acquisition earn out	—	0.9	0.8	1.7
Loss on extinguishment of debt	—	18.1	—	76.1
Exit of Russian market	—	—	14.3	—
Gain on capital lease termination	(3.4)	—	(3.4)	—
Brazil flood damage	6.5	—	6.5	—
Total adjustments, after tax	$3.1	$33.8	$31.2	$119.9
Adjusted net earnings (6)	$55.5	$54.6	$162.6	$197.6
Mandatory preferred stock dividends	—	(4.0)	(4.0)	(12.1)
Adjusted net earnings attributable to common shareholders	$55.5	$50.6	$158.6	$185.5

Diluted net earnings per common share	$0.73	$0.24	$1.82	$0.95
Adjustments (per common share)
Acquisition and integration	—	0.22	0.18	0.57
Acquisition earn out	—	0.01	0.01	0.02
Loss on extinguishment of debt	—	0.27	—	1.04
Exit of Russian market	—	—	0.20	—
Gain on capital lease termination	(0.05)	—	(0.05)	—
Brazil flood damage	0.09	—	0.09	—
Impact for diluted share calculation (7)	—	—	0.01	0.11
Adjusted diluted net earnings per diluted common share (7)	$0.77	$0.74	$2.26	$2.69
Weighted average shares of common stock - Diluted	71.7	68.6	69.9	68.7
Adjusted Weighted average shares of common stock - Diluted (7)	71.7	68.6	71.8	73.4

(1) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of products sold	$—	$9.6	$6.0	$24.6
SG&A	—	9.7	9.4	28.7
Research and development	—	0.1	1.1	1.1
Other items, net	—	0.1	—	0.2
Acquisition and integration related items	$—	$19.5	$16.5	$54.6
(2) This represents the earn out achieved through June 30, 2022 and 2021 under the incentive agreements entered into with the fiscal 2021 acquisition of a formulations company, and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(3) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in the impairment of inventory recorded in Cost of products sold of $0.7, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(4) This represents the termination of a capital lease in the quarter ended June 30, 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated (Condensed) Statement of Earnings.

(5) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings. The majority is related to damaged inventory.

(6) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended June 30, 2022 and 2021 was 21.3% and 24.1%, respectively, and for the nine months ended June 30, 2022 and 2021 was 21.3% and 23.2%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(7) During the nine months ended June 30, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. The full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation.
For the quarter ended June 30, 2021, the conversion of the mandatory convertible preferred stock is not dilutive and the mandatory preferred stock dividends are included in the adjusted dilution calculation. For the nine months ended June 30, 2021, the Adjusted diluted net earnings per common share assumes the conversion of the mandatory convertible preferred stock to 4.7 million shares of common stock, and excludes the mandatory preferred stock dividends from net earnings as that is more dilutive to the calculation.

Highlights

Total Net sales	For the Quarter Ended June 30, 2022		For the Nine Months Ended June 30, 2022
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$721.8		$2,255.5
Organic	27.3	3.8%	38.0	1.7%
Change in Russia	(7.9)	(1.1)%	(10.2)	(0.5)%
Change in Argentina	5.5	0.8%	9.3	0.4%
Impact of currency	(18.7)	(2.6)%	(32.9)	(1.4)%
Net Sales - current year	$728.0	0.9%	$2,259.7	0.2%
See non-GAAP measure disclosures above.

Net sales were $728.0 for the third fiscal quarter of 2022, an increase of $6.2 as compared to the prior year quarter, driven by the following items:

•Organic Net sales increased 3.8% primarily driven by the following items:

•Pricing executed in both battery and auto care drove an organic increase of approximately 10%; and
•New distribution across both segments, in both North America and International markets, contributed approximately 1% to organic growth.

•Offsetting these increases were volume declines in both battery and auto care related to the previously mentioned pricing actions, the lapping of elevated demand in the prior year and the impact of inflationary pressures, resulted in a 7.5% decrease to organic sales.

•Unfavorable movement in foreign currencies resulted in decreased sales of $18.7, or 2.6%.

Net sales for the nine months ended June 30, 2022 were $2,259.7, an increase of $4.2 as compared to the prior year comparative period, driven by the following items:

•Organic Net sales increased 1.7% primarily driven by the following items:

◦Pricing executed in both battery and auto care drove an organic increase of approximately 5.5%; and
◦New distribution globally across both battery and auto care contributed approximately 1% to organic growth.

◦In addition to the pricing and distribution gains, we experienced higher than expected battery volumes. However the net volume impact was an approximate 5% decrease to organic sales as a result of lapping the elevated battery demand in the prior year and declines in both battery and auto care related to the previously mentioned pricing actions.

•Unfavorable movement in foreign currencies resulted in decreased sales of $32.9, or 1.4%

Gross margin percentage on a reported basis for the third fiscal quarter of 2022 was 39.0%, compared to 37.9% in the prior year. Excluding costs related to Brazilian flood damage of $9.9 and prior year integration costs of $9.6, adjusted gross margin was 40.4% compared to 39.2% in the prior year, an increase of 120 basis points from prior year.

Gross margin percentage on a reported basis for the nine months ended June 30, 2022 was 36.9%, compared to 39.1% in the prior year comparative period. Excluding costs related to Brazilian flood damage of $9.9, the inventory write downs in Russia of $0.7 and $6.0 of acquisition and integration costs in the current year and $24.6 in the prior year period, adjusted gross margin was 37.6% compared to 40.2%, in the prior year, a decrease of 260 basis points from the prior year.

	Quarter Ended June 30, 2022		Nine Months Ended June 30, 2022
	Reported	Adjusted	Reported	Adjusted
Gross Margin - FY'21	37.9%	39.2%	39.1%	40.2%
Pricing	5.7%	5.6%	3.2%	3.2%
Product cost impacts	(3.9)%	(3.9)%	(6.5)%	(6.5)%
Reduction in integration costs, net of Brazil flood and Russia exit impact	(0.1)%	—%	0.3%	—%
Reduction of FY21 COVID-19 cost impact	—%	—%	0.5%	0.5%
Synergy realization	—%	—%	0.3%	0.3%
Currency impact and other	(0.6)%	(0.5)%	—%	(0.1)%
Gross Margin - FY'22	39.0%	40.4%	36.9%	37.6%

The Gross margin increase for the third fiscal quarter of 2022 was largely driven by the positive impact of executed price increases in battery and auto care partially offset by a continuation of higher operating costs, including transportation, material and labor, consistent with ongoing inflationary trends and negative currency impacts. We expect input cost inflation to remain elevated throughout the rest of fiscal 2022.

The Gross margin decrease for the nine months ended June 30, 2022 was largely driven by a continuation of higher operating costs, including transportation, material and labor, consistent with ongoing inflationary trends. Partially offsetting these margin impacts was the positive impact of executed price increases in battery and auto care, the elimination of prior year COVID-19 costs and synergies of approximately $6.

Selling, general, and administrative expense (SG&A) was $118.9 in the third fiscal quarter of 2022, or 16.3% of Net sales, as compared to $117.5, or 16.3% of Net sales, in the prior year period. Included in the third fiscal quarter of 2021 results were integration costs of $9.7 and an acquisition earn out of $1.2. Excluding integration costs and the acquisition earn out from the prior year, adjusted SG&A was $106.6, or 14.8% of Net sales. The increase was primarily driven by environmental costs related to a legacy facility that has been sold by the Company, recycling fees, and IT spending related to our investment in digital transformation.
SG&A was $364.4 for the nine months ended June 30, 2022, or 16.1% of net sales, as compared to $365.4, or 16.2% of net sales, in the prior year comparative period. Included in the nine months ended June 30, 2022 were costs of exiting the Russian market of $5.8 and included in the nine months ended June 30, 2022 and 2021 results were acquisition and integration costs of $9.4 and $28.7, respectively, and acquisition earn out costs of $1.1 and $2.3, respectively. Excluding the Russian exit costs, integration costs and acquisition earn out, adjusted SG&A was $348.1, or 15.4% of Net sales in the nine months ended June 30, 2022 and was $334.4, or 14.8% of Net sales in the prior year period. The increase was primarily driven by increased environmental costs related to a legacy facility that has been sold by the Company, recycling fees, travel and higher IT spending related to our digital transformation, partially offset by reduced compensation expense year over year.
Advertising and sales promotion expense (A&P) was $38.5, or 5.3% of net sales, in the third fiscal quarter of 2022, as compared to $44.1, or 6.1% of Net sales, in the third fiscal quarter of 2021. A&P was $109.8, or 4.9% of Net sales, for the nine months ended June 30, 2022 as compared to $120.8, or 5.4% of Net sales, in the prior year comparative period.
Research and Development (R&D) was $8.5, or 1.2% of Net sales, for the quarter ended June 30, 2022, as compared to $8.2, or 1.1% of Net sales, in the prior year comparative period. For the nine months ended June 30, 2022, R&D was $25.3, or 1.1% of net sales, as compared to $24.8, or 1.1% of net sales, in the prior year comparative period.
Interest expense was $41.1 for the third fiscal quarter of 2022 compared to $38.6 for the prior year comparative period. For the nine months ended June 30, 2022, interest expense was $116.4 as compared to $125.0 for the prior year comparative period. The current quarter increase is related to the additional interest on the $300.0 Senior Notes issued in the second quarter of fiscal 2022. The interest savings in the nine months ended June 30, 2022 was primarily driven by the debt refinancing activity that occurred in the later part of fiscal 2021, slightly offset by the additional interest on the $300.0 Senior Notes issued in the second quarter of fiscal 2022.
Loss on extinguishment of debt was $27.6 and $103.3 for the quarter and nine months ended June 30, 2021, respectively. The Loss on extinguishment of debt was the result of the Company's transactions to refinance its Revolver, Term Loans, and 2027 Senior Notes during the first half of fiscal 2021, and the transaction to refinance its 2026 €650 Senior Notes during the third quarter of fiscal 2021. The Company also amended certain covenants in its credit agreement, which created additional capacity and flexibility.

Other items, net is summarized below, and was a benefit of $3.5 and $1.5 for the third fiscal quarter of 2022 and 2021, respectively. Other items, net was an expense of $2.7 and benefit of $0.8 for the nine months ended June 30, 2022 and 2021, respectively.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Other items, net	2022	2021	2022	2021
Interest income	$(0.2)	$(0.2)	$(0.7)	$(0.5)
Foreign currency exchange loss/(gain)	2.5	(0.9)	3.7	0.9
Pension benefit other than service costs	(1.0)	(0.6)	(3.2)	(1.6)
Exit of Russian market	—	—	7.5	—
Gain on termination of capital lease	(4.5)	—	(4.5)	—
Other	(0.3)	0.2	(0.1)	0.4
Total Other items, net	$(3.5)	$(1.5)	$2.7	$(0.8)
The effective tax rate on a year to date basis was 22.5% as compared to 20.1% in the prior year. Excluding the impact of the acquisition and integration costs, acquisition earn out, Brazil flood damage, costs of exiting the Russian market, gain on capital lease termination and loss on extinguishment in debt, the year to date adjusted effective tax rate was 21.3% as compared to 23.2% in the prior year. The decrease was due to higher foreign earnings in the current year.

Segment Results

As of October 1, 2021, the Company has changed its reportable segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the quarter and nine months ended June 30, 2021 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, including restructuring charges, acquisition earn out, the costs of the May 2022 flooding at our Brazilian manufacturing facility, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on capital lease termination and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended June 30, 2022		Nine Months Ended June 30, 2022
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$512.7		$1,799.5
Organic	38.0	7.4%	19.7	1.1%
Change in Russia	(7.8)	(1.5)%	(10.1)	(0.6)%
Change in Argentina	5.5	1.1%	9.3	0.5%
Impact of currency	(16.8)	(3.3)%	(30.1)	(1.6)%
Net sales - current year	$531.6	3.7%	$1,788.3	(0.6)%

Auto Care
Net sales - prior year	$209.1		$456.0
Organic	(10.7)	(5.1)%	18.3	4.0%
Change in Russia	(0.1)	—%	(0.1)	—%
Impact of currency	(1.9)	(1.0)%	(2.8)	(0.6)%
Net sales - current year	$196.4	(6.1)%	$471.4	3.4%

Total Net Sales
Net sales - prior year	$721.8		$2,255.5
Organic	27.3	3.8%	38.0	1.7%
Change in Russia	(7.9)	(1.1)%	(10.2)	(0.5)%
Change in Argentina	5.5	0.8%	9.3	0.4%
Impact of currency	(18.7)	(2.6)%	(32.9)	(1.4)%
Net sales - current year	$728.0	0.9%	$2,259.7	0.2%

Results for the Quarter Ended June 30, 2022

Battery & Lights reported Net sales increased 3.7% as compared to the prior year. Excluding unfavorable foreign currency impact of $16.8, or 3.3%, unfavorable impact from exiting Russian operations of $7.8, or 1.5%, and the favorable impact of Argentina operations of $5.5, or 1.1%, organic net sales increased $38.0, or 7.4%, for the third fiscal quarter. The organic increase was due to global price increases (approximately 10.5%) and new distribution in battery & lights (approximately 1%). This increase was partially offset by the expected decline in battery demand compared to the elevated demand in the prior year period (approximately 4%).

Auto Care reported Net sales decreased 6.1%, as compared to the prior year. Excluding the unfavorable foreign currency impact of $1.9, or 1.0%, organic Net sales decreased $10.7, or 5.1%. The organic decrease in sales was driven by lower volumes in our refrigerant business and the negative impact elevated gas prices had on miles driven, consumer foot traffic in the category, and a tendency for drivers deferring non-critical maintenance (approximately 16%). This decrease was partially offset by price increases in North America (approximately 9%) and new distribution (approximately 2%).

Results for the Nine Months Ended June 30, 2022

Battery & Lights reported Net sales decreased 0.6% as compared to the prior year. Excluding unfavorable foreign currency impact of $30.1, or 1.6%, unfavorable impact from exiting Russian operations of $10.1, or 0.6%, and the favorable impact of Argentina operations of $9.3, or 0.5%, organic net sales increased $19.7, or 1.1%, for the nine months ended June 30, 2022. The organic increase was due to pricing increases (approximately 7%) and new distribution in battery & lights (approximately 1%). This was partially offset by the expected decline in battery demand compared to the elevated COVID-19 related sales in the prior year period (approximately 7%).

Auto Care reported Net sales increased 3.4%, as compared to the prior year. Excluding the unfavorable foreign currency impact of $2.8, or 0.6%, organic Net sales increased $18.3, or 4.0%. The organic increase in Net sales was driven by price increases in North America (approximately 7.5%) and new distribution in both the North American and International markets (approximately 2%). This was offset by a decrease in volumes to prior year related to the previously mentioned pricing actions, the lapping of elevated demand in the prior year and the negative impact higher gas prices had on miles driven, consumer foot traffic in the category, and a tendency to defer auto maintenance, particularly impacting our AC recharge business (approximately 5.5%).

Segment Profit	Quarter Ended June 30, 2022		Nine Months Ended June 30, 2022
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$113.9		$419.8
Organic	35.7	31.3%	(7.0)	(1.7)%
Change in Russia	(1.8)	(1.6)%	(2.3)	(0.5)%
Change in Argentina	3.2	2.8%	7.3	1.7%
Impact of currency	(8.3)	(7.2)%	(11.4)	(2.7)%
Segment profit - current year	$142.7	25.3%	$406.4	(3.2)%

Auto Care
Segment profit - prior year	$31.7		$78.9
Organic	(17.5)	(55.2)%	(39.9)	(50.6)%
Change in Russia	—	—%	—	—%
Impact of currency	(1.3)	(4.1)%	(2.0)	(2.5)%
Segment profit - current year	$12.9	(59.3)%	$37.0	(53.1)%

Total Segment Profit
Segment profit - prior year	$145.6		$498.7
Organic	18.2	12.5%	(46.9)	(9.4)%
Change in Russia	(1.8)	(1.2)%	(2.3)	(0.5)%
Change in Argentina	3.2	2.2%	7.3	1.5%
Impact of currency	(9.6)	(6.6)%	(13.4)	(2.7)%
Segment profit - current year	$155.6	6.9%	$443.4	(11.1)%
Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2022

Global reported segment profit increased 6.9% as compared to the prior year. Excluding the unfavorable impact of currency of 6.6%, the unfavorable impact of exiting the Russian market of 1.2%, and favorable Argentina operations of 2.2%, organic operating profit increased $18.2, or 12.5%. The organic increase was driven by the higher organic Net sales discussed above, as well as the improvement in gross margin from the pricing actions this year and lower A&P spending. This was partially offset by higher SG&A costs compared to prior year due to the increase in environmental and recycling fees.
Battery & Lights reported segment profit increased by 25.3% as compared to the prior year. Organic segment profit increased by $35.7, or 31.3%, due to the higher organic Net sales discussed above, as well as the improvement in gross margin from the pricing actions this year and lower A&P spending. This was partially offset by higher SG&A costs compared to prior year due to the increase in environmental and recycling fees.

Auto Care reported segment profit decreased as compared to the prior year driven by the unfavorable organic segment profit decline of $17.5. The decline was driven by the organic revenue decline noted above as well as increased product input costs which negatively impacted gross margin. These declines were partially offset by a slight decrease in A&P and SG&A spend this year.

Results for the Nine Months Ended June 30, 2022

Global reported segment profit decreased 11.1% as compared to the prior year. Excluding the unfavorable impact of currency of 2.7%, the unfavorable impact of exiting the Russian market of 0.5%, and the favorable Argentina operations of 1.5%, organic operating profit decreased $46.9, or 9.4%. The organic decrease was driven by the increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin as well as higher SG&A compared to prior year. Partially offsetting this decline was an increase in organic Net sales discussed above and lower A&P.
Battery & Lights reported segment profit decreased by 3.2% as compared to the prior year. Organic segment profit decreased by $7.0, or 1.7%, due to increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin, even with the increase in organic Net sales discussed above. Further impacting the decline was higher SG&A. Partially offsetting this decline was lower A&P.

Auto Care reported segment profit decreased as compared to the prior year driven by the unfavorable organic segment profit decline of $39.9. The organic revenue growth in Auto Care noted above was not enough to offset the increased product input costs which negatively impacted gross margin. Partially offsetting this decline was lower A&P.

General Corporate	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
General corporate and other expenses	$27.6	$21.5	$74.9	$71.3
% of Net Sales	3.8%	3.0%	3.3%	3.2%

For the quarter ended June 30, 2022, General corporate and other expenses were $27.6, an increase of $6.1 as compared to the prior year comparative period. For the nine months ended June 30, 2022, General corporate and other expenses were $74.9, an increase of $3.6 as compared to the prior year comparative period. The current period increase was driven by higher IT spending related to our digital transformation and increased travel expense, partially offset by lower mark to market expense on our deferred compensation plans and lower stock compensation expense.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2022, Energizer had $199.5 of cash and cash equivalents, approximately 96% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

As of June 30, 2022, the Company had $60.0 of outstanding borrowing under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $432.0 remained available as of June 30, 2022. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

In April 2022, the Company entered into a termination agreement with the landlord of our capital lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our capital lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated.The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during the third quarter of fiscal 2022.

Operating Activities

Cash flow used by operating activities was $106.2 in the nine months ended June 30, 2022, as compared to cash flow from operating activities of $17.5 in the prior year period. This change in cash flows of $123.7 was primarily driven by working capital changes year over year of approximately $89 which was primarily a result of the following:

•Approximately $38 in increased inventory investment compared to the prior year due to inflation, the impact of a more elongated supply chain and increased safety stock; and

•Approximately $73 due to changes in accounts payable, offset by approximately $21 due to changes in accrued interest, both of which were driven by timing of payments.

In addition, the decrease in cash flow from operating activities was driven by the year over year decline in Net earnings of approximately $50 when excluding the prior period Loss on extinguishment of debt from the prior year, which was included as a financing cash outflow.

For the nine months ended June 30, 2021, as well as fiscal year 2021, cash flow from operating activities was positive. For the nine months ended June 30, 2022, the Company had net earnings of $131.4 and is expecting to have positive net earnings for the full fiscal year. The current period negative cash flow from operations is due to movement in our working capital balances as discussed above, and not indicative of our overall operating activities. As anticipated, the inventory balance remained elevated through June 30, 2022 due to the continued volatility of the global supply chain, and we do expect an inventory reduction by year end. Additionally, our other working capital balances are expected to return to more normalized levels and the Company is anticipating positive cash flow from operating activities for the full fiscal year 2022.

Investing Activities

Net cash used by investing activities was $78.9 and $109.9 for the nine months ended June 30, 2022 and 2021, respectively, and consisted of the following:

•Capital expenditures of $65.8 and $42.7 in the nine months ended June 30, 2022 and 2021, respectively,

•Acquisitions of intangible assets of $14.6 relating to the auto care appearance trade names and formulas acquired in Latin America during the nine months ended June 30, 2022; and

•Acquisitions, net of cash acquired and working capital settlement was an inflow of $1.0 from the Formulations Acquisition working capital settlement in the nine months ended June 30, 2022 and cash used of $67.2 for the FDK Indonesia Acquisition and Formulations Acquisition in fiscal 2021.

Total Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2022 for capital expenditures relating to maintenance, product development and cost reduction investments. Through June 30, 2022, the Company incurred additional investing cash outflows totaling approximately $23 for the remaining investment in integration related capital expenditures for the Battery and Auto Care Acquisitions. The Company will also weigh market conditions and other capital needs, the potential impact of COVID-19 and other factors deemed relevant, in the decisions to prioritize or delay funding and may adjust these projected amounts if necessary.

Financing Activities

Net cash from financing activities was $158.4 for the nine months ended June 30, 2022 as compared to cash used by financing activities of $957.5 in the prior fiscal year period. For the nine months ended June 30, 2022, cash from financing activities consists of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $300.0 relating to the new Senior Note due in 2027 issuance the second quarter of fiscal 2022;

•Payments of debt with original maturities greater than 90 days of $10.6, related to the quarterly principal payments on the Term Loan;

•Net decrease in debt with original maturities of 90 days or less of $43.8 primarily related to borrowing under our 2020 Revolving Facility;

•Payments to terminate capital lease obligations of $5.1 related to the termination of our Dixon IL packaging facility lease;

•Debt issuance costs of $7.6 relating to the amendment of the Credit Agreement in December 2021 and the issuance of the $300 Senior Note due in 2027;

•Dividends paid on common stock of $64.1 (see below);

•Dividends paid on mandatory convertible preferred stock (MCPS) of $8.1 (see below); and

•Taxes paid for withheld share-based payments of $2.3.

For the nine months ended June 30, 2021, cash used by financing activities consisted of the following:

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

•Dividends paid on common stock of $63.8;

•Dividends paid on mandatory convertible preferred stock (MCPS) of $12.1;

•Common stock repurchases of $21.3 at an average price of $42.61 per share; and

•Taxes paid for withheld share-based payments of $6.7.

Dividends

On November 15, 2021, the Board of Directors declared a cash dividend for the first quarter of fiscal 2022 of $0.30 per share of common stock, payable on December 15, 2021. On January 31, 2022, the Board of Directors declared a cash dividend for the second quarter of 2022 of $0.30 per share of common stock payable on March 16, 2022. On May 2, 2022, the Board of Directors declared a cash dividend for the third quarter of 2022 of $0.30 per share of common stock, payable on June 17, 2022.

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

Subsequent to the end of the fiscal quarter, on August 1, 2022, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2022 of $0.30 per share of common stock, payable on September 13, 2022, to all shareholders of record as of the close of business on August 23, 2022.

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

Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2022 were $15.9. The majority of our environmental reserve increase in the quarter was related to remediation costs associated with a legacy facility that has been sold by the Company. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,566.4 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at June 30, 2022 is $913.5, with $147.8 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $25.2. Of this amount, $15.5 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at June 30, 2022 are $153.3 and $69.8, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.5 and $2.7, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2022 and September 30, 2021, Energizer had unrealized pre-tax gains of $9.2 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2022 levels over the next twelve months, $9.0 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2022 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2023.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended June 30, 2022 and 2021 resulted in gain of $1.9 and loss of $0.3, respectively, and a gain of $5.3 and a loss of $0.9 for the nine months ended June 30, 2022 and 2021, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into the fourth fiscal quarter of 2023. There were 7 open contracts at June 30, 2022, with a total notional value of approximately $31. The pre-tax unrealized loss on the zinc contracts was $3.8 at June 30, 2022 and the pre-tax unrealized gain on the zinc contracts was $4.7 at September 30, 2021. These were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2022, Energizer had variable rate debt outstanding of $1,245.0 under the 2020 Term Loan and 2020 Revolving Facility.

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

At June 30, 2022 and September 30, 2021, Energizer recorded a unrealized pre-tax gain of $62.3 and $11.7 on the 2020 Interest rate swap, respectively. At June 30, 2022, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.5%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2022 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	5,041,940
May 1 - May 31	—	$—	—	5,041,940
June 1 - June 30	2,175	$27.95	—	5,041,940
Total	2,175	$27.95	—	5,041,940
(1) 2,175 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.
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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	August 8, 2022