Form 10-K
period 2022-09-30
ENERGIZER HOLDINGS, INC.
filed 2022-11-15
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR
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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2022, the last day of the registrant's most recently completed second quarter: $2.2 billion.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 11, 2022: 71,292,040.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 30, 2023, have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2022.

Part I.
Item 1. Business.

Additional information required by this item is incorporated herein by reference to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

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

In addition, we offer auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh, disinfect and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven®, Bahama & Co®, Carnu® , Grand Prix® , Kit® and Tempo®.

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

Additional information about our products can be found in MD&A in Part II, Item 7 of this Report, and Note 3, Revenue, to our Consolidated Financial Statements.

Our Industry

We are a branded manufacturing and distribution company that markets and sells in the battery, auto care and portable lights categories. These categories are highly competitive, both in the U.S. and on a global basis. We invest in our brands and innovation to meet the needs of consumers, and with our large global footprint, we both manufacture and source our products. Competition within our categories is based upon brand perceptions, product performance, price, retail execution and customer service. Key drivers of the battery business are device usage, consumer demographics and disasters and key drivers for the auto care business are size and age of car parc and miles driven. Competition in this category remains aggressive in the U.S. and other markets and could continue to put additional pressure on our results going forward, particularly as consumers shift consumption between channels such as e-commerce and discounters.

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2022, only Wal-Mart Stores, Inc. accounted for ten percent or more (12.9%) of the Company's annual sales.

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

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The principal raw material used by auto care is refrigerant R-134a, plastic, silicone, steel and aluminum. The prices and availability of these raw materials have fluctuated over time. We believe that adequate supplies of most raw materials and component parts required for all of our operations are available at the present time, although we cannot predict their future availability or prices. Our raw materials and component parts are generally available from a number of different sources, and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances like force majeure. We have not experienced any significant interruption in availability of raw materials as our supply chain begins to normalize. We continue to work to qualify additional sources to ensure continuity and resiliency of supply for these items. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

Our Trademarks, Patents and Technology

Our ability to compete effectively in the battery, auto care and portable lights categories depends, in part, on our ability to protect our brands and maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent and trade secret protection. We own thousands of Energizer, Rayovac, and Eveready trademarks globally, and license Varta trademarks, which we consider to be of substantial importance and which are used individually or in conjunction with other sub-brand names. The number of Energizer, Rayovac, Eveready, Energizer Bunny, and Mr. Energizer trademarks, including related designs, slogans and sub-brands, is currently over 2,800 worldwide.

In our auto care business, we also have the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, Eagle One, Armor All, STP, Tuff Stuff, Kent Car Care, A/C Pro and the Nu Finish trademarks, and we recently expanded our portfolio in Latin America to add the Carnu, Grand Prix, Kit and Tempo trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is nearly over 1,900 worldwide.

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

Human Capital Resources

Purpose and Values

Energizer is led by our purpose to responsibly create products that make lives easier and more enjoyable.

Launched in fiscal 2022, Energizer 2.0 is a new vision for powering our future. It reflects a commitment to growing as both a business and a global corporate citizen. Our values are the foundation for everything we do and are essential to fulfilling our mission of being the leader in our categories by better serving consumers and customers:

•We Win Together. We relentlessly pursue our goals. We celebrate and move to the next challenge. We act with urgency because windows of opportunity close quickly. We are focused on results.
•While Serving Each Other. We care for others’ success as much as we do our own. We challenge respectfully to drive better outcomes and work collectively across functions, levels and geographies to achieve our goals. All for one, one for all.
•With A Willingness to Act Boldly. We push forward rather than leaning back. We take chances, have a bias for action and go all in to achieve our goals. Even if we fail, we fail together. We are transparent, we learn from it, and are better for it. We are fearlessly determined.
•All While Doing Right. We bring out the best in each other to bring the best to our consumers and customers. We are vulnerable and trust each other with our imperfections. By being inclusive and open, our diverse perspectives amplify what we can achieve. Doing the right thing is all we know.

Employees

As of September 30, 2022, we have approximately 5,500 employees located across 36 countries, including approximately 2,200 employees based in North America, 1,800 employees in Asia Pacific, 900 employees in Europe, the Middle East and Africa, and 600 employees in Latin America. Approximately 440 employees are unionized, primarily at our Fennimore, Wisconsin; Portage, Wisconsin; and Marietta, Ohio, facilities. We consider our employee relations to be good.

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

Diversity, Equity, Inclusion and Belonging

At Energizer, diversity, equity, inclusion and belonging (“DEIB”) is a business imperative that requires active engagement from all of our leaders and colleagues. We strive to foster an inclusive and diverse workplace culture where colleagues feel a sense of belonging, feel listened to, are included in discussions and are valued for their contributions.

In fiscal 2022, Energizer appointed a Global Director of Diversity, Equity, Inclusion and Belonging, who is leading and advancing our global DEIB efforts. This year, we focused on the following strategic priorities:

•Community: Promoting a workplace where all colleagues feel safe to express their perspectives and feel they belong to our Energizer team;
•Learning: Building colleague awareness and understanding to produce respectful and inclusive workplace behaviors and actions; and
•Talent: Embracing diversity to attract, recruit, develop and retain top talent.

Our recruitment strategies are designed to ensure a diverse pipeline of candidates to meet the needs of our business today and in the future. Energizer has taken steps to enhance its talent acquisition process across the organization, including by implementing diversity training for recruiters, interview skills training for colleagues and processes to improve our candidate attraction, selection and onboarding so we can welcome diverse colleagues to our company. We continually assess our talent guidelines and decisions to ensure fair and objective hiring practices.

In fiscal 2022, our Global DEIB Council, which is sponsored by our Chief Executive Officer and Chief Human Capital Officer, continued to provide strategic oversight of, and facilitate business alignment with, Energizer’s DEIB activities. Energizer has offered a series of diversity and inclusion-related trainings including Inclusive Mindset for Committed Allies and Unconscious Bias. Completion rates for the Inclusive Mindset for Committed Allies training program was over 95% for salaried colleagues. In fiscal 2022, we also continued to publish stories written in partnership with our diverse colleagues, who shared their experiences with our organization to help build our internal community and appreciate our differences. Looking into the future, we are developing a comprehensive DEIB learning plan, with training topics that align with our desired workplace culture, for all colleague levels.

Energizer is proud to have three employee resource groups—the Women’s Leadership Network (WLN), the African Ancestry Leadership Group, and Mosaic (the Asian-American Ancestry Group)—that help increase visibility and advancement of diverse colleagues. By embracing our colleagues’ diverse cultures, experiences and ways of thinking, we believe that we will deliver better business results and have a more engaged workforce.

Results-Driven, Collaborative Culture

Energizer colleagues are dedicated to working together to win. We learn together, care about each other and do the right thing to achieve our goals. We strive to build a culture that will propel our business forward and create a vibrant future for our brands, products, customers, consumers, shareholders, and colleagues. Our culture champion network, with 70 members across our business, leads local and global efforts to create inclusive work environments. Through virtual meetings and global events, we strive to bring our colleagues together to help create a sense of community and belonging across our locations worldwide.

From town halls and leadership forums to engagement surveys conducted through a third-party partner we seek out colleague feedback and take action to improve our culture and the employee experience. Our fiscal 2022 engagement score was 76 with an 80% global colleague response rate, both of which exceeded the global benchmarks from our third-party survey provider. We have taken strides to improve our awareness of what drives engagement and the role each colleague plays in improving engagement. We do this by providing and sharing online learning resources through the engagement platform for teams to leverage as they review their results and develop their action plans.

We are committed to colleague recognition, which includes acknowledging, appreciating and celebrating each other’s contributions and achievements. In fiscal 2022 Energizer launched a new global recognition platform called Celebrate that allows us to honor colleagues’ service anniversaries and other special events. Celebrate also serves as an improved platform for our CEO Award, which rewards and recognizes both teams and individual colleagues who have made significant and notable contributions to Energizer’s success.

Talent Development

Engaged, driven and productive colleagues are essential to achieving growth. All colleagues participate in annual training focused on topics related to ethics, compliance, inclusion, belonging and diversity. For salaried colleagues, we offer a catalog featuring in excess of 2,000 online courses from IT skills to business acumen and leadership skills, along with an online competency model library and supporting training resources. Specific skills-based training is provided to colleagues within their function, to ensure they understand and master necessary job skills and requirements and have access to developmental opportunities. We also encourage career development through individual development planning, formal mentoring programs, team effectiveness workshops, project and change management training and leadership development programs. For hourly colleagues, we conduct annual safety, health and environmental training as well as equipment and other job-relevant training. Colleagues are encouraged to communicate their career interests to their manager and have access to our career center to view available positions.

Pay

Our primary compensation strategy is to “pay for performance” on both a long-term and annual basis, which helps drive a mindset of accountability and productivity and aligns the interests of our colleagues with our shareholders. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe our compensation guiding principles are strongly aligned with our corporate strategic priorities and our vision for shareholder value creation.

We deliver market-competitive total rewards packages for our colleagues. As part of our commitment to fair pay, we strive to be externally competitive while keeping in mind internal equity across our organization. Pay for performance is our fundamental reward philosophy. We reward and recognize both individual and team results relative to our business goals and commitment to shareholders, as well as behaviors that align with our culture statement. We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct global pay equity assessments and compensation reviews. We strive to reduce unconscious biases and structural barriers in our hiring practices, performance reviews, promotional guidelines and leadership opportunities that may contribute to pay inequities.

Workplace Safety

Energizer maintains a global safety, health and environmental (“SHE”) policy designed to help ensure a safe workplace for our colleagues. Because providing products and services to our customers with zero harm to people and the environment is our goal, we require all colleagues and contractors at our plants and manufacturing facilities to understand and follow our global SHE policy, and we retrain them on this policy on an annual basis. Each facility also maintains additional safety policies, measures and procedures specific to its individual needs. Our occupational health and safety management system is aimed at addressing three key components of safety:

•Identifying the root cause of safety hazards in our operations;
•Assessing risks associated with all hazards or conditions identified; and
•Mitigating risks associated with known hazards and conditions.

The program establishes minimum requirements for enterprise-wide safety, environmental and Department of Transportation loss-prevention activities, and contributes to our compliance with applicable safety and environmental-related laws, rules and regulations.

Health and Well-being

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. Our well-being goals are for colleagues to physically thrive, flourish mentally and emotionally, be socially connected and achieve financial security. Energizer is proud to provide 100% of our colleagues with access to an employee assistance plan (“EAP”). Energizer’s EAP offers colleagues and their eligible dependents counseling and well-being resources, 24 hours a day, seven days a week by phone, online or via the mobile site.

We provide ongoing communications and tools to continue meeting our colleagues’ needs, including a well-being program. In addition to the social benefits offered in different countries, we also offer market-competitive core benefit plans in most of the countries where we operate that are designed to support our colleagues’ overall well-being. Well-being is more important now than ever, and our colleagues value holistic resources to help them balance work and home demands.

We utilize our flexible working guidelines to allow colleagues and their managers to establish flexible work arrangements that address when, where and how their work gets done. Enabling a flexible workplace removes barriers that may prohibit success and better addresses our colleagues’ different work and life needs.

Community

Energizer believes in supporting the communities where we live, work and play. Many of our colleagues are highly active with charities of their own choosing, and the Energizer Giving Foundation enables them to make a greater difference by matching their contributions dollar-for-dollar. Energizer also supports Feed the Children and disaster relief efforts through our partnership with Red Cross.

Since 2016, Energizer has donated more than 15 million batteries and portable lighting products in North America alone. The World Health Organization celebrates World Hearing Day every March to raise awareness of hearing loss, encourage individuals to recognize the signs of hearing loss in themselves or loved ones and advocate for audiology checkups. In support of this effort, Rayovac promotes an online hub of information and articles for consumers to raise awareness of the seriousness and importance of hearing loss, and help people to recognize their own hearing loss, or recognize the symptoms in a loved one – prompting them to get a checkup.

Relevant Company Policies

Energizer Holdings’ policies in support of the topics discussed in this section, including the Equal Employment Opportunity Policy, Social Policy (Human Rights and Labor Rights), and Safety, Health and Environmental Policy, can be found in the Policies section of the Energizer Holdings, Inc. website.

Governmental Regulations and Environmental Matters

Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations, including those intended to protect public health and the environment. In the U.S. many of our products are regulated by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. We are also subject to extended producer responsibility (EPR) fees regarding the recycling of batteries and packaging; regulations regarding transportation, storage or use of certain chemicals to protect the environment; and regulations in other related areas, such as sustainability, including the European Union Batteries Regulation Directive and updates to EU REACH and Classification, Labeling, and Packaging (CLP) laws. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, foreign, state and local governmental authorities.

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ aftermarket A/C products, have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. The United States passed the American Innovation and Manufacturing Act (AIM Act) in 2020, which also regulates refrigerants, and individual states are also regulating the sale and distribution of products containing R-134a. In addition, regulations may also be enacted governing the packing, use and disposal of our auto care business' products containing refrigerants.

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

The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union's GDPR, the Brazilian Data Protection Law, and the California Consumer Privacy Act of 2018 (CCPA), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.

We also must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and packaging, the remediation of contamination associated with the use and disposal of hazardous substances, chemicals in products and product safety. We are currently involved in or have potential liability with respect to the remediation of past contamination in the operation of some of our current and former manufacturing facilities. In addition, some of our present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may now be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom we have sent waste, may be identified and become the subject of remediation. We could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, which could result in a material adverse effect on our financial condition and results of operations.

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
•Changes in production costs, including raw material prices and transportation costs, from inflation or otherwise, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.
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
•The Company's future results may be affected by its operational execution, including scenarios where the Company generates fewer productivity improvements than estimated.
•If our goodwill and indefinite-lived intangible assets become impaired, we will be required to record impairment charges, which may be significant.
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
•Our business involves the potential for product liability claims, labeling claims, commercial claims and other legal claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
•Our business is subject to increasing government regulations in both the U.S. and abroad that could impose material costs.
•Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on environmental, social and governance (ESG) issues, including those related to sustainability and climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
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

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as input costs including fuel and energy costs (for example, the price of gasoline), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

The COVID-19 pandemic has caused considerable volatility to global economic conditions and the economies in regions in which we conduct business. While we experienced reduced demand for certain of our consumer products as a result of the pandemic, demand increased for other products. In the future, our business might be adversely affected in a material way by lower consumer demand due to recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of purchasing patterns to lower cost options such as “private label” brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2022. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We face intense competition from consumer product companies both in the U.S. and in global markets. Most of our products compete with other widely advertised, promoted and merchandised brands within each product category. The categories in which we operate are mature and highly competitive, with a mix of large, small, and private label manufacturers competing for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, our customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either a reduction of our margins or the loss of distribution to lower-cost competitors.

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

Our sales have historically been largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. We cannot, however, predict how the retail environment will evolve. Alternative retail channels, including hard discounters, e-commerce retailers and subscription services, have become more prevalent, and retailers are increasingly selling consumer products through such channels. In addition, alternative sales channels and business models, such as private label and store brands, direct-to-consumer brands and channels and discounter channels continue to evolve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Although we are engaged in e-commerce with respect to many of our products, if we are not successful in responding to these competitive factors, changing consumer preferences and market dynamics or expanding sales through evolving sales channels, especially e-commerce retailers, hard discounters and other alternative retail channels, our business, financial condition and results of operations may be negatively impacted.

We must successfully manage the demand, supply, and operational challenges brought about by the ongoing COVID-19 pandemic and any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retailers and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak or similar widespread public health concern, such as COVID-19, negatively impacted portions of our business in fiscal 2022, and could continue to negatively impact our overall business, financial position and financial results. These impacts may include, but are not limited to:

▪Significant reductions, shifts or fluctuations in demand for one or more of our products, which may be caused by, among other things:
–a decrease in consumer traffic in brick-and-mortar stores across all our major markets;
–the temporary inability of our consumers to purchase our products due to illness, quarantine, other travel restrictions, or financial hardship;
–shifts in demand away from one or more of our premium products to lower priced value or private label products and lower demand in our discretionary product categories;
–stockpiling or similar “pantry-loading” activity by consumers, which may cause volatility in our quarterly results and, if prolonged, further increase the complexity of our operations planning and financial forecasting and adversely impact our results of operations;
–significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices; or
–shifts, fluctuations, or cancellation of orders due to the impact on customers’ operations, including the possibility of temporary or permanent closure.
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
▪Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us in a timely manner, which may be caused by their own financial or operational difficulties and may adversely impact our operations, liquidity and financial results; and
▪Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products, which may include, but are not limited to, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our or our third-party partners' or customers' operating and/or manufacturing capabilities, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

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

We depend on the continuing reputation and success of our brands. Maintaining a strong reputation with consumers, customers, the trade, suppliers and other third-party partners is critical to the success of our business. Negative publicity about us or our brands, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use, matters related to climate and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media or network sites. Our operating results could be adversely affected if any of our brands suffers damage to its reputation due to real or perceived issues. Any damage to our brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors, or may require us to record impairments of intangible assets, including trademarks or goodwill, and adversely affect our business, financial condition and results of operations.

The success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on, our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns subject us to claims and litigation alleging false advertising, which is common in some categories in our industry, such claims and litigation could damage our brand or cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. In addition, our products could face quality or safety issues, which could result in our withdrawing or recalling the product from the marketplace and may lead to decreased demand for, and sales of, such products and harm the reputation of the related brands. We also license certain of our brands to third parties, and such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.

Loss of any of our principal customers could significantly decrease our sales and profitability.

A large percentage of our sales are attributable to a relatively small number of retail customers, and we may continue to derive a significant portion of our future revenues from a small number of customers. Additionally, with the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. As a result, changes in the strategies or demands of our largest customers, including a reduction in the number of brands they carry, a shift of shelf space to private label or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm our net sales or margins, and reduce our ability to offer new, innovative products to consumers. Furthermore, these large, consolidated companies could also exert additional competitive pressure on our other customers, which could in turn lead to similar demands on us. If we cease doing business with a significant customer or if we experience a significant reduction in net sales to a key customer, it could have a material adverse effect on our business, financial condition and results of operations.

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

A large percentage of our revenues comes from mature markets that are subject to high levels of competition. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the production process and the timely introduction of the products. Our competitors may introduce new or enhanced products that outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our results. With respect to the battery category, we have been assessing volume and device trends over the last several years, and although baseline emerging device and demographic trends combined with the stabilization of the device universe lead us to believe the long term outlook for category volume will be flat to slightly positive, there is no assurance this trend will continue. An increasing number of devices are using built-in battery systems, such as rechargeable hearing aids, particularly in developed markets, leading to potential declining volume trend in the battery category. Additionally, there could be a negative impact on the demand for primary batteries and could put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space.

Our business also depends on our ability to continue to manufacture our existing products to meet the applicable product performance claims. Any decline in these standards could result in the loss of business and negatively impact our performance and financial results. Finally, our ability to maintain favorable margins on our products requires us to manage our manufacturing and other production costs relative to our prices. We may not be able to increase our prices in response to production cost increases, which would decrease our profit margins and negatively impact our business and financial results.

We have implemented price increases in the past, including those announced during fiscal 2022, and may implement price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If we are unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow our product categories or develop, acquire or successfully launch new products or brands, we may not achieve our sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on our financial condition and results of operation. In addition, changes to the mix of products that we sell, as well as the mix of countries in which we sell our products, may adversely impact our net sales, profitability and cash flow.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.

We currently conduct our business on a worldwide basis, with more than 40% of our sales in fiscal year 2022 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•changing macroeconomic conditions in our markets, including as a result of inflation, volatile commodity prices and increases in the cost of raw materials, labor, energy, and logistics, which could impact the manufacturing operations of the Company and our third-party manufacturers;
•political or economic instability, labor disputes, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt, Russia, the Middle East and certain markets in Latin America;
•potential disruption from wars and military conflicts, including the conflict in Ukraine;
•price controls and related government actions;
•the possibility of nationalization of business or industries, expropriation, confiscatory taxation or other similar government action;
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
•continuing legal, political and economic uncertainty and disruption from the United Kingdom's exit from the European Union, including the long-term impact of the bilateral trade and cooperation deal governing the future relationship between the United Kingdom and the European Union;
•lack of well-established or reliable, and impartial legal systems in certain countries where we operate;
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the U.S. FCPA; and
•risks related to natural disasters, terrorism, social unrest and other events beyond our control.

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

We are also exposed to foreign currency exchange rate risks with respect to our net sales, net earnings and cash flow driven by movements of the U.S. dollar relative to other currencies. A weakening of the currencies in which sales are denominated relative to the currencies in which costs are denominated would decrease net earnings and cash flow, and our foreign currency hedges only offset a portion of our exposure to foreign currency fluctuations, including devaluations. Foreign currency fluctuations also may affect our ability to achieve sales growth. A weakening of foreign currencies in which we generate sales relative to the U.S. dollar would decrease our net sales. Accordingly, our reported net earnings may be negatively affected by changes in foreign exchange rates.

If we fail to protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

The vast majority of our total revenues are from products bearing proprietary trademarks. In addition, we own or license a number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be certain that we will be able to effectively utilize these intellectual property rights or that we can successfully assert or defend these rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if we can protect such rights in the United States, the laws of some other countries in which we sell our products may not protect intellectual property rights to the same extent as the laws of the United States. It is also possible that our brands may not be available for use in certain countries due to prior third-party rights, thereby limiting expansion of our brands. If other parties infringe our intellectual property rights, they may dilute or diminish the value of our brands and products in the marketplace, which could diminish the value that consumers associate with our brands and harm our net sales. The failure to perfect and protect our intellectual property rights could make us less competitive and could have a material adverse effect on our business, financial condition and results of operations.

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

Operational and Technology Risks

Changes in production costs, including raw material prices and transportation costs, from inflation or otherwise, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.

Pricing and availability of raw materials, energy, transportation and other services needed for our business can be volatile due to general economic conditions, inflation, labor costs, production levels, import duties and tariffs and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production cost and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

Volatility, availability and increases in the cost of raw materials and transportation have negatively impacted, and are likely to continue to negatively impact, the Company's results of operations. Significant inflationary pressures have impacted our gross margin in fiscal 2022, and we expect inflationary pressures to continue into fiscal 2023. We believe commodity price and other cost increases and volatility, especially due to the ongoing COVID-19 pandemic, could continue in the future. If such increases occur or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our results of operation would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities, transportation or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire certain products in sufficient quantities. Supply shortages for a particular component can delay production and thus delay shipments to customers and the associated revenue of all products using that component. This has caused, and, in the future, could cause us to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service. Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors continue to put significant pressure on suppliers, all of which tends to make the supply environment more expensive. If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Our business is vulnerable to the availability of raw materials, as well as our ability to forecast customer demand and manage production capacity.

Our ability to meet customer demand depends, in part, on our production capacity and on obtaining timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages of critical materials. In addition, a number of our raw materials are obtained from a single supplier. Many of our suppliers must undertake a time-consuming qualification process before we can incorporate their raw materials into our production process. If we are unable to obtain materials from a qualified supplier, it can take up to a year to qualify a new supplier, assuming an alternative source of supply is available. Our raw materials and component parts are also susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. We have experienced some shortages and allocations of component parts due to COVID-19, mainly related to our auto care operations. We continue to qualify additional sources to ensure continued supply of these items. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations. A reduction or disruption in our production capacity or our supplies could delay products and the fulfillment of orders and otherwise negatively impact our business and reputation.

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

Additionally, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including manufacturing lead-times, availability of raw materials, seasonal purchasing patterns and the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which has caused us to, and in the future could require us to, carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.

The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, acts of war or conflicts (including the ongoing conflict in Ukraine), terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

The Company's future results may be affected by its operational execution, including its ability to achieve cost savings as a result of any current or future restructuring efforts.

The Company's financial results depend on the successful execution of its business operating plans. To operate more efficiently and control costs, we have entered into, and may in the future enter into, restructuring and cost reduction plans. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. Execution of any restructuring program also presents a number of significant risks, including:

•actual or perceived disruption of service or reduction in service standards to customers;
•the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;
•the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;
•loss of sales as we reduce or eliminate staffing for non-core product lines;
•diversion of management attention from ongoing business activities; and
•failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce.

Gaining additional efficiencies may become increasingly difficult over time. If we are unable to generate anticipated cost savings, successfully implement our strategies or efficiently manage our supply chain and manufacturing processes, our results of operations could suffer.
In addition, the Company is executing its digital transformation program that is focused on redefining our processes, implementing new tools and expanding our data to enhance connectivity along the value chain and enable us to make decisions faster. We also continue to seek to penetrate new markets and introduce new products and product innovations. We may fail to implement these goals and strategies or to achieve the desired results, and we may fail to achieve one or more of our financial goals for one or more of the relevant fiscal years.

If our goodwill and indefinite-lived intangible assets become impaired, we will be required to record impairment charges, which may be significant.

We have a material amount of goodwill and other intangible assets which are periodically evaluated for impairment in accordance with current accounting standards. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. If current expectations for revenue growth rates, gross margin rates, operating expenses, and discount rates are not met, or other economic and financial market conditions were to change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets during the period in which any impairment is determined. Any such impairment charges could have a material adverse effect on our results of operations.

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

We continue to utilize various legacy hardware, software and operating systems, which may be vulnerable to increased risks, including the risk of system failures and disruptions, and may need to be upgraded or replaced in the future as third-party service providers stop supporting these systems. If we do not successfully upgrade or replace these legacy systems in a timely manner, system outages, disruptions or delays, or other issues may arise. We must also successfully integrate the technology systems of acquired companies into our existing and future technology systems, including with third-party service providers and processes. If a new system does not function properly or is not adequately supported by third-party service providers and processes, it could limit or prevent us from processing and delivering customer orders and processing and receiving payments for our products. This could adversely impact our results of operations and cash flows.

We rely significantly on information technology and any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands.

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. We have seen an increase in the number of such attacks since a large number of our employees began working remotely. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. Any significant breaches or breakdowns of such databases or systems could result in significant costs, including costs to investigate or remediate. While we have taken steps to maintain and enhance cyber security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Data breaches or theft of personal information we and our third-party service providers collect, as well as company information and assets, have occurred in the past and may occur in the future and the failure to remediate such intrusions may adversely affect our reputation and financial condition.

We may not be able to attract, retain and develop key personnel, as well as effectively manage human capital resources.

Our future performance depends significantly upon the continued service of our executive officers and other key personnel, as well as our continuing ability to attract, retain and develop highly qualified and diverse personnel, including future members of our management team. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future.

In addition, competition for labor remains strong and labor costs for manufacturing in the US and Singapore, among other countries, are rising. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business.

A failure to adequately manage human capital resources could have a material adverse effective on our business, prospects, reputation, financial condition and results of operations. Additionally, the escalating costs of offering and administering health care, retirement and other benefits for employees could result in reduced profitability.

Financial and Strategic Risks

We have significant debt obligations that could adversely affect our business.

As of September 30, 2022, our total aggregate outstanding indebtedness was approximately $3.6 billion. We had $492.0 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $8.0 million. This significant amount of debt could have important consequences to us and our shareholders, including:

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

Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of intangible assets, including trademarks and goodwill. Any impairment charges could adversely affect the Company’s financial condition and results of operations. See Note 12, Goodwill and intangible assets for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended September 30, 2022.

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

Legal, Compliance and Sustainability Risks

Our business involves the potential for product liability claims, labeling claims, commercial claims and other legal claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects; alleged contaminants in our products; and allegations that our products provide inadequate instructions or warnings regarding their use; and failure to perform as advertised. Product liability, advertising and labeling claims could result in negative publicity that could harm our reputation, sales and results of operation. If any of our products are found to be defective, we may recall or withdraw such products, which could result in adverse publicity and significant expenses. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall or withdrawal. Product recalls or withdrawals or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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

Our business is subject to increasing government regulations in both the U.S. and abroad that could impose material costs.

In general, the manufacture, marketing, distribution, and sale of Energizer's products and the conduct of its business operations must comply with extensive federal, state and foreign laws and regulations. In the US, many of the Company's products and product claims are regulated by the Consumer Product Safety Commission, the US Environmental Protection Agency (EPA), and the Federal Trade Commission, among other regulatory agencies. Additionally, the Company's and its suppliers' manufacturing and distribution operations are also subject to regulation by the Occupational Safety and Health Administration. Energizer's international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures, markets or distributes its products. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company's operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.

In particular, because of the Company’s extensive international operations, we could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery and corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls policies and procedures that mandate compliance with these laws will protect us from reckless, intentional or unintentional criminal acts. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.

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

In recent years, refrigerants such as R-134a have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, the American Innovation and Manufacturing Act (AIM Act) and its resultant regulations could have a materially adverse impact on our business. In addition, individual states are regulating the sale and distribution of products containing R-134a. Regulations may also be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, or if substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes is not approved by the EPA or other regulatory bodies, the future market for our auto care business' products containing R-134a may be limited, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

Our systems and those of our business partners are subject to regulation to preserve the privacy of certain data held on those systems. Privacy and data protection laws and regulations, including with respect to the EU’s General Data Protection Regulation (GDPR), the Brazilian Data Protection Law, and the California CCPA, and the interpretation and enforcement of those and similar laws and regulations, are continuously developing and evolving and there may be uncertainty with respect to how to comply with them. The changes introduced by existing privacy and data protection laws and regulations and the introduction of similar laws and regulations in other jurisdictions, have subjected, and may continue in the future to subject, us to additional costs and have required, and may in the future require, costly changes to our security systems, policies, procedures and practices. We may also be required to incur additional costs to modify or enhance their or our systems or in order to prevent or remediate any such issues. Our efforts to comply with privacy and data protection laws and regulations may impose significant costs and challenges that are likely to increase over time, which could have a material adverse effect on our financial condition and results of operations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions and damage to our reputation and brand image, or require the payment of monetary penalties, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation. Additionally, loss of or failure to obtain necessary permits and registrations, particularly with respect to our global auto care business, could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect our financial condition and results of operations.

Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on environmental, social and governance (ESG) issues, including those related to sustainability and climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Energizer is committed to its sustainability journey and has taken meaningful steps including conducting an extensive materiality assessment and publishing ESG goals. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor, and certain investors may divert from, or avoid investing in, our securities.

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 15, 2022. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Mark S. LaVigne - President and Chief Executive Officer. Mr. LaVigne has served as President since 2019 and as Chief Executive Officer since January 1, 2021. He previously served as Chief Operating Officer since 2015, and as Executive Vice President from 2015 to 2019. Mr. LaVigne was with our former parent company since 2010. Mr. LaVigne led our Spin-off from our former parent company in 2015, in addition to serving as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 51.

Sue K. Drath - Chief Human Capital Officer. Ms. Drath has served as Chief Human Capital Officer since 2015 and is responsible for Energizer's global human resources function including culture, engagement, diversity, talent acquisition, rewards and development for our global colleagues. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Ms. Drath was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration. Age: 52.

John J. Drabik - Executive Vice President, Chief Financial Officer. Mr. Drabik was appointed as Executive Vice President, Chief Financial Officer effective October 1, 2021 and is responsible for the Company’s global accounting, finance and information technology functions. He previously served as Senior Vice President, Corporate Controller and Chief Accounting Officer from 2019 to 2021. Mr. Drabik joined Energizer in 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from 2013-2015, Vice President, Corporate Development and Treasurer from 2015 to 2017; and Vice President, Corporate Controller and Treasurer from 2017 to 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a B.S. degree in Accounting from the University of Missouri at Columbia. Age: 50.

Michael A. Lampman - Executive Vice President, North America and Global Business Units. Mr. Lampman has served as Executive Vice President, North America and Global Business Units since September 27, 2021 and is responsible for our commercial operations in North America, as well as Energizer’s global hearing aid battery business and global digital commerce efforts. Prior to his current role, Mr. Lampman served as Chief Business Officer for our Commercial operations across North and South America from 2017 to 2021. He joined our former parent company in 1986 and has held several sales leadership roles of increasing responsibility, including Vice President, Commercial Strategy for North America from 2015 - 2017. Mr. Lampman holds a B.A. degree in marketing from Central Connecticut State University. Age: 57

Robin W. Vauth - Executive Vice President, International. Mr. Vauth has served as Executive Vice President, International since September 27, 2021 and is responsible for our International markets outside of North America. Prior to his current role, Mr. Vauth served as Chief Business Officer International from 2016 to 2021. Mr. Vauth joined our former parent company in 2007 and has held several leadership roles of increasing responsibility including, Business Director Germany, Regional Business Director North-East Europe and Senior Director Europe. Prior to Energizer, Mr. Vauth held a variety of Marketing, Sales and General Management roles at Kellogg Company and then L’Oréal. Mr. Vauth holds a Bachelor’s degree in ‘Business Administration’ from Bielefeld and Portsmouth University and an MBA from Kellogg Business School and WHU - Otto Beisheim School of Management. Age: 56

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2022, there were approximately 5,010 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2022 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	5,041,940
August 1, 2022 - August 31, 2022	—	$—	—	5,041,940
September 1, 2022 - September 30, 2022	—	$—	—	5,041,940
Total	—	$—	—	5,041,940

The graph below matches Energizer Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2017 to 9/30/2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/17
9/18
9/19
9/20
9/21
9/22
Energizer Holdings, Inc.
S&P Midcap 400
S&P Household Products

*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/17	9/30/18	9/30/19	9/30/20	9/30/21	9/30/22
Energizer Holdings, Inc.	100.00	130.12	99.40	91.54	93.91	62.68
S&P Midcap 400	100.00	114.21	111.36	108.96	156.55	132.68
S&P Household Products	100.00	97.19	136.11	155.72	155.51	142.60

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
Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as impairment of goodwill and intangible assets, acquisition and integration costs, restructuring costs, an acquisition earn out, the costs of the May 2022 flooding of our Brazilian manufacturing facility, the costs of exiting the Russian market, the gain on finance lease termination, the loss on extinguishment of debt and the one-time impact of Tax structuring and the Coronavirus Aid, Relief and Economic Security (CARES) Act. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, amortization expense, impairment of goodwill and intangible assets, interest expense, loss on extinguishment of debt, the gain on finance lease termination, other items, net, the charges related to acquisition and integration costs, restructuring costs, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil and the costs of exiting the Russian market have all been excluded from segment profit.

Adjusted net earnings from continuing operations and Adjusted Diluted net earnings per common share - continuing operations (EPS). These measures exclude the impact of the impairment of goodwill and intangible assets, costs related to acquisition and integration, restructuring costs, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the gain on finance lease termination, the loss on extinguishment of debt and the one-time impact of Tax structuring and the CARES Act.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of impairment of goodwill and intangible assets, acquisition and integration costs, restructuring costs, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the gain on finance lease termination and the loss on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of Tax structuring and the CARES Act.

Organic. This is the non-GAAP financial measurement of the change in revenue or segment profit that excludes or otherwise adjusts for the impact of acquisitions, change in Russia and Argentina operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

Impact of acquisitions. Energizer completed two acquisitions in the first fiscal quarter of 2021, a battery plant in Indonesia on October 1, 2020 and a formulation company in the United States on December 1, 2020 (Formulations Acquisition). These adjustments include the impact each acquisition's on-going operations contributed to each respective income statement caption for the first year's operations directly after the acquisition date. This does not include the impact of acquisition and integration costs.

Change in Russia Operations. The Company exited the Russian market in the second quarter of fiscal 2022 due to the increased global and economic and political uncertainty resulting from the ongoing conflict between Russia and Ukraine. This adjusts for the change in Russian sales and segment profit from the prior year post exit.

Change in Argentina Operations. The Company is presenting separately all changes in sales and segment profit from our Argentina affiliate due to the designation of the economy as highly inflationary as of July 1, 2018.

Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The impact of currency is the difference between the value of current year foreign operations at the current period ending USD exchange rate, compared to the value of the current year foreign operations at the prior period ending USD exchange rate, as well as the impact of hedging on the currency fluctuation.

Adjusted Gross Profit, Adjusted Gross Margin and adjusted Selling, General & Administrative (SG&A) as a percent of sales. Details for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measure disclosures. These measures exclude the impact of costs related to acquisition and integration, restructuring costs, an acquisition earn out, the costs of exiting the Russian market and the costs of the flooding of our manufacturing facility in Brazil.

Coronavirus (COVID-19)

For the fiscal year ended September 30, 2022, Energizer continued to be impacted by the coronavirus (COVID-19) pandemic and its related effects. Overall, the impact of the COVID-19 pandemic on the Company's results of operations was primarily driven by factors related to disruption in our global supply chain and changes in demand for products. While it is not feasible to identify or quantify all the other direct and indirect implications on the Company's results of operations, below are factors that the Company believes have affected its results for fiscal 2022 compared to fiscal 2021.

•The Company has faced higher operating costs due to the global supply chain constraints, including for raw materials and transportation.
•Labor availability continues to be a challenge across most of the Company's sites in the US and Singapore.
•The Company has invested in incremental safety stock to partially mitigate the impacts of the continued volatility of the global supply network.

An inflationary environment marked by higher manufacturing and transportation costs as well as increased commodity costs is expected to continue into fiscal 2023. While we did not experience significant disruptions in our operations during fiscal 2022, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.

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

For further discussion of the possible impacts of the COVID-19 pandemic and other recent events on our business, financial conditions and results of operations, see "Risk Factors" in Part I, Item 1A of this Report.

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

With the decision to exit the Russian market, the Company terminated the employment of all our Russian colleagues and reviewed our Russian assets for impairment. Exiting the Russian market resulted in additional Costs of products sold of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in fiscal 2022.

Brazil Manufacturing Plant Flood

In May 2022, the Company's Jaboatao, Brazil battery manufacturing facility had severe flooding due to historic levels of rain in the area. The plant was not operational for the month of June, however some production began again in July and the majority is now back on line. The Company has an insurance policy with an approximate $10 deductible. For the twelve months ended September 30, 2022, the Company recorded costs related to the flood net of insurance proceeds of $9.7 in Cost of products sold, primarily related to damaged inventory at the plant. Based on the insurance plan deductible, the Company anticipates that further losses from the damage should be minimal.

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

On December 1, 2020 the Company acquired a North Carolina-based company that specializes in developing formulations for cleaning tasks. Their products are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to our organization. The purchase price and total cash paid for the acquisition was $51.2. During fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0.

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

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the above acquisitions of $16.5, $68.9 and $68.0 in the twelve months ended September 30, 2022, 2021, and 2020, respectively.

Pre-tax costs recorded in Costs of products sold were $6.0, $33.7, and $32.0 for the twelve months ended September 30, 2022, 2021, and 2020, respectively, which primarily related to the integration restructuring costs of $5.2, $31.9 and $29.3 as discussed in Note 6, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4, $40.0 and $38.8 for the twelve months ended September 30, 2022, 2021 and 2020, respectively. In fiscal 2022 the SG&A expenses primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. In fiscal 2021 and 2020 these expenses primarily related to consulting fees for the 2020 restructuring program, success incentives, and costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses.

For the twelve months ended September 30, 2022, 2021 and 2020 the Company recorded $1.1, $1.1 and $1.3 in Research and development, respectively.

Included in Other items, net was pre-tax income of $5.9 and $4.1 in the twelve months ended September 30, 2021 and 2020, respectively. The pre-tax income recorded in fiscal 2021 was primarily driven by the gain on a sale of assets of $3.3, which was part of the integration restructuring discussed in Note 6.

The pre-tax income recorded in fiscal 2020 was primarily driven by pre-acquisition insurance proceeds of $4.9 and $1.0 gain on the sale of assets and $0.9 of transition services income, offset by a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture and $0.5 of other items.

Restructuring Costs

Subsequent to the fiscal year-end, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across both segments. The restructuring component of the program is expected to generate $65 to $80 of annual pre-tax savings and the Company estimates that it will incur one-time costs of $40 to $50 over the next two years. During the fourth quarter, the Company accrued $0.9 of consulting costs related to the design of the program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $80 and $100 with approximately $30 to $40 of those savings to be recognized in fiscal year 2023.

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

Part of this plan was the exit of our Dixon, IL leased packaging facility, which the Company vacated during the first quarter of fiscal 2022. In the third quarter of fiscal 2022, the Company entered into a termination agreement with the landlord. The Company terminated the lease agreement, which went into 2028, reducing the finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

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

The total pre-tax expense related to these restructuring plans for the twelve months ended September 30, 2022, 2021 and 2020 were $1.7, $36.8, and $30.3, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs, offset by a gain on finance lease termination in fiscal 2022. The costs were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our new reportable segments, the restructuring costs noted above fiscal 2022 would have been included in our Batteries & Lights and Auto Care segments in the amount of $1.3 and $0.4, respectively. The restructuring costs noted above for fiscal year 2021 would have been included in our Batteries & Lights and Auto Care segments in the amount of $30.7 and $6.1, respectively. The restructuring costs noted above for fiscal year 2020 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $21.7 and $8.6, respectively.

Total pre-tax charges relating to the 2019 restructuring program since inception were $60.6. Total pre-tax charges relating to the 2020 restructuring program since inception are $19.4.

Fiscal 2022 marks the conclusion of the 2019 and 2020 Restructuring programs. The full amount of savings are now included within our run-rate cost structure. Energizer estimates that total project savings were approximately $55 to $60. The primary impact of the savings were reflected in Cost of products sold. Savings related to the restructuring programs have been fully realized as of September 30, 2022. We do not expect to incur additional material charges for these programs.

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

In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All, Nu Finish, Refresh Your Car!, LEXOL, Eagle One, California Scents, Driven, Bahama & Co, Carnu, Grand Prix, Kit and Tempo.

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

Operations for Energizer are managed via two major reportable product groupings: Battery & Lights and Auto Care.

Financial Results

Net loss from continuing operations for the fiscal year ended September 30, 2022 was $231.5, or a loss of $3.37 per diluted common share, compared to net earnings from continuing operations of $160.9, or $2.11 per diluted common share, and $46.8, or $0.44 per diluted common share, for the fiscal years ended September 30, 2021 and 2020, respectively.

Net (loss)/earnings from continuing operations and diluted net (loss)/earnings from continuing operations per common share for the time periods presented were impacted by certain items related to impairment of goodwill and intangible assets, costs related to acquisition and integration, restructuring costs, an acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the gain on finance lease termination, the loss on extinguishment of debt and the one-time impact of Tax structuring and the CARES Act as described in the tables below. The impact of these items on reported net (loss)/earnings from continuing operations and reported diluted net (loss)/earnings from continuing operations per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2022	2021	2020
Net (loss)/earnings attributable to common shareholders	$(235.5)	$144.7	$(109.5)
Mandatory preferred stock dividends	(4.0)	(16.2)	(16.2)
Net (loss)/earnings	(231.5)	160.9	(93.3)
Net loss from discontinued operations, net of tax	—	—	(140.1)
Net (loss)/earnings from continuing operations	$(231.5)	$160.9	$46.8
Pre-tax adjustments
Acquisition and integration (1)	16.5	68.9	68.0
Acquisition earn out (2)	1.1	3.4	—
Impairment of goodwill & intangible assets	541.9	—	—
Loss on extinguishment of debt	—	103.3	94.9
Project Momentum Restructuring costs (3)	0.9	—	—
Exit of Russian market (4)	14.6	—	—
Gain on finance lease termination (5)	(4.5)	—	—
Brazil flood damage, net of insurance proceeds (6)	9.7	—	—
Total adjustments, pre-tax	$580.2	$175.6	$162.9
Total adjustments, after tax (7)	$452.6	$94.5	$130.0
Adjusted net earnings from continuing operations	$221.1	$255.4	$176.8

	For the Twelve Months Ended September 30,
	2022	2021	2020
Diluted net (loss)/earnings per common share - continuing operations	$(3.37)	$2.11	$0.44
Adjustments
Acquisition and integration	0.17	0.79	0.79
Acquisition earn out	—	0.03	—
Impairment of goodwill & intangible assets	5.86	—	—
Loss on extinguishment of debt	—	1.11	1.05
Project Momentum Restructuring related costs	0.01	—	—
Exit of Russian market	0.17	—	—
Gain on finance lease termination	(0.05)	—	—
Brazil flood damage, net of insurance proceeds	0.14	—	—
Tax structuring (8)	—	(0.56)	—
One-time impact of the CARES Act	—	—	0.03
Impact for diluted share calculation (9)	0.14	—	—
Adjusted diluted net earnings per diluted share - continuing operations	$3.08	$3.48	$2.31
Weighted average shares of common stock - Diluted	69.9	68.7	69.5
Adjusted weighted average shares of common stock - Diluted (9)	71.7	68.7	69.5

(1) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2022	2021	2020
Cost of products sold (COGS)	$6.0	$33.7	$32.0
Selling, general and administrative expense (SG&A)	9.4	40	38.8
Research and development expense	1.1	1.1	1.3
Other items, net	—	(5.9)	(4.1)
Total acquisition and integration costs	$16.5	$68.9	$68.0

(2) This represents the estimated earn out achieved through September 30, 2022 and 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

(3) This represents consulting fees recorded in SG&A as part of the Momentum Restructuring project discussed above.

(4) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in additional COGS of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in fiscal 2022.

(5) This represents the termination of finance lease in fiscal 2022 associated with a facility that was exited as part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

(6) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in COGS. The majority is related to damaged inventory.

(7) The effective tax rate for the Adjusted - Non-GAAP Net earnings from continuing operations and Diluted net earnings from continuing operations per common share was 19.5%, 22.6% and 23.3% for the years ended September 30, 2022, 2021 and 2020, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(8) Represents the impact of a reduction to deferred tax liabilities due to tax structuring activities.

(9) During the year ended September 30, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. The full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation. In addition, the dilutive restricted stock equivalent awards are included in the shares calculation on an adjusted basis.

For the twelve months ended September 30, 2021 and 2020, the conversion of the mandatory convertible preferred stock is not dilutive and the mandatory preferred stock dividends are included in the adjusted dilution calculation.

Operating Results

Net Sales	For the Years Ended September 30,
	2022	% Chg	2021	% Chg
Net sales - prior year	$3,021.5		$2,744.8
Organic	94.4	3.1%	200.5	7.3%
Impact of FY21 Acquisitions	—	—%	27.0	1.0%
Change in Russia Operations	(19.3)	(0.6)%	—	—%
Change in Argentina Operations	11.9	0.4%	6.8	0.2%
Impact of currency	(58.4)	(2.0)%	42.4	1.6%
Net sales - current year	$3,050.1	0.9%	$3,021.5	10.1%

Net sales for the year ended September 30, 2022 were $3,050.1, an increase of 0.9% from the prior year. Organic net sales increased 3.1% primarily due to:

•Pricing executed in both battery and auto care drove an organic increase of approximately 7.6%; and

•New distribution globally across both battery and auto care contributed approximately 0.8% to organic growth.

•Offsetting these increases was a net volume decrease of approximately 5.3% as a result of lapping the elevated battery demand in the prior year and declines in both battery and auto care related to the previously mentioned pricing actions.

Net sales for the year ended September 30, 2021 were $3,021.5, an increase of 10.1%. Organic net sales increased 7.3% primarily due to:

•New distribution globally and across both reportable segments, contributed approximately 3.9% of the increase;

•Increased year over year global demand contributed approximately 2.6%, driven by higher battery sales earlier in the fiscal year and increased auto care sales throughout the fiscal year; and

•Favorable pricing contributed approximately 0.8% to the organic increase.

For further discussion regarding net sales in each of our reportable product segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

Gross profit dollars were $1,119.5 in fiscal 2022 versus $1,161.4 in fiscal 2021. Excluding the current and prior year acquisition and integration costs of $6.0 and $33.7, respectively, and the current year impact of costs from the flooding of our Brazilian manufacturing facility of $9.7 and exiting the Russian market of $1.3, gross profit dollars were $1,136.5 in fiscal 2022 versus $1,195.1 in fiscal 2021. The decrease in gross profit dollars was driven by higher operating costs, including transportation, material and labor costs, consistent with ongoing inflationary trends. The later part of fiscal 2022 was further impacted by operating inefficiencies related to reduced production volumes as the Company lowered overall inventory levels on hand. Partially offsetting these margin impacts was the positive impact of executed price increases in battery and auto care, the elimination of prior year COVID-19 costs and synergies of approximately $6.

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

Gross margin as a percent of net sales for fiscal 2022 was 36.7% versus 38.4% in the prior year. Excluding the current and prior year acquisition and integration costs, and the current year impact of costs from the flooding of our Brazilian manufacturing facility and exiting the Russian market, gross margin was 37.3%, down 230 basis points from prior year. Gross margin as a percent of net sales for fiscal 2021 was 38.4% versus 39.4% in the prior year. Excluding the current and prior year acquisition and integration costs, gross margin was 39.6%, down 100 basis points from prior year.

	Year Ended September 30, 2022		Year Ended September 30, 2021
	Reported	Adjusted	Reported	Adjusted
Gross Margin - Beg of Year	38.4%	39.6%	39.4%	40.6%
Pricing	4.3%	4.3%	—%	—%
Mix impacts	—%	—%	(0.6)%	(0.6)%
Product cost impacts	(5.8)%	(5.8)%	(2.8)%	(2.8)%
Reduction in integration costs, net of Brazil flood and Russia exit impact	0.6%	—%	(0.1)%	—%
Lower margin rate profile of the FY 21 acquired businesses	—%	—%	(0.2)%	(0.2)%
Reduction of FY COVID-19 cost impact	0.4%	0.4%	0.6%	0.6%
Synergy realization	0.2%	0.2%	1.8%	1.8%
Currency impact and other	(1.4)%	(1.4)%	0.3%	0.2%
Gross Margin - End of Year	36.7%	37.3%	38.4%	39.6%

Selling, General and Administrative (SG&A)

SG&A expenses were $484.5 in fiscal 2022, or 15.9% of net sales, as compared to $487.2, or 16.1% of net sales for fiscal 2021, and $483.3, or 17.6% of net sales for fiscal 2020. Included in SG&A in fiscal 2022, 2021 and 2020 were acquisition and integration costs of $9.4, $40.0 and $38.8, respectively. Fiscal 2022 and 2021 also included an acquisition earn out of $1.1 and $3.4, respectively, related to the Formulations Acquisition. Fiscal 2022 also included $5.8 related to the exit of the Russian market and $0.9 of Project Momentum consulting costs.

In fiscal 2022, SG&A excluding acquisition and integration costs, the earn out, costs from exiting the Russian market and Project Momentum costs was $467.3 or 15.3%, compared to fiscal 2021 of $443.8 or 14.7%. The increase was primarily driven by increased environmental costs related to a legacy facility that has been sold by the Company, recycling fees, travel and higher IT spending related to our investment in digital transformation.

In fiscal 2021, SG&A excluding acquisition and integration costs was $443.8 or 14.7%, compared to fiscal 2020 of $444.5 or 16.2%. The decrease, as a percent of Net sales, was driven by synergy realization and higher net sales while SG&A expense remained consistent with prior year.

Advertising and Sales Promotion (A&P)

A&P was $137.1 in fiscal 2022, a decrease of $25.0 as compared to fiscal 2021. A&P as a percent of net sales was 4.5%, 5.4% and 5.4% in fiscal years 2022, 2021 and 2020, respectively.

Research and Development

R&D expense was $34.7 in fiscal 2022, $34.5 in fiscal 2021, $35.4 in fiscal 2020. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.1% in fiscal 2022, 1.1% in fiscal 2021, and 1.3% in fiscal 2020.

Amortization Expense

Amortization expense for fiscal 2022 was $61.1 compared to $61.2 in fiscal 2021 and $56.5 in fiscal 2020. The fiscal 2022 and 2021 results included the full year of amortization on the Custom Accessories Europe (CAE) acquisition, as well as amortization for the Formulations Acquisition, discussed in Note 4.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for fiscal 2022 was $541.9. This included a non-cash impairment on the Armor All trade name of $370.4, STP trade name of $26.3, Rayovac trade name of $127.8 and a non-cash impairment related to the Auto Care International reporting unit goodwill of $17.4. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate. The goodwill non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate.

Interest expense

Interest expense for fiscal 2022 was $158.4, as compared to fiscal 2021 expense of $161.8 and $195.0 in fiscal 2020. The Company took advantage of favorable debt markets in fiscal 2021 and 2020 and refinanced its long-term debt resulting in a decline of interest expense of $3.4 in fiscal 2022 compared to fiscal 2021 and $33.2 in fiscal 2021 compared to fiscal 2020.

Loss on extinguishment of debt

The Loss on the extinguishment of debt was $103.3 for fiscal year 2021 and relates to the Company's refinancing of its €650.0 Senior Notes due in 2026 in June 2021, the redemption of the $600.0 Senior Notes due in 2027 in January 2021 and the term loan refinancing in December 2020. The Company also amended certain covenants in its credit agreement, which created additional capacity and flexibility.

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

Other Items, Net

Other items, net was expense of $7.3, income of $2.9 and expense of $2.0 in fiscal 2022, 2021 and 2020, respectively, and is summarized below:

	For the Years Ended September 30,
	2022	2021	2020
Other items, net
Interest income	$(1.0)	$(0.7)	$(0.6)
Foreign currency exchange loss	7.8	5.5	8.7
Pension benefit other than service costs	(4.1)	(1.9)	(1.7)
Acquisition foreign currency loss	—	—	2.2
Pre-acquisition insurance proceeds	—	—	(4.9)
Exit of Russian market	7.5	—	—
Gain on finance lease termination	(4.5)	—	—
Transition services agreement income	—	—	(0.9)
Gain on sale of assets	—	(3.3)	(1.0)
Other	1.6	(2.5)	0.2
Total Other items, net	$7.3	$(2.9)	$2.0

Income Taxes

For fiscal 2022, the effective tax rate was a benefit of 24.2%. The current year rate was unfavorably impacted by the tax impact of the goodwill impairment. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 19.5% as compared to 22.6% in the prior year. The decrease in the rate versus prior year is primarily due to the release of reserves from statute limitations and settlements with tax authorities.

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

Segment Results

As of October 1, 2021, the Company changed its reportable operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the fiscal years ended September 30, 2021 and 2020 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of goodwill and intangible assets, acquisition and integration activities, including restructuring charges, acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on finance lease termination and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration and restructuring costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2022	% Chg	2021	% Chg
Batteries & Lights
Net sales - prior year	$2,402.8		$2,223.5
Organic	84.8	3.5%	113.3	5.1%
Change in Russia operations	(19.0)	(0.8)%	—	—%
Impact of FY21 Acquisitions	—	—%	23.3	1.0%
Change in Argentina operations	11.8	0.5%	6.8	0.3%
Impact of currency	(53.1)	(2.2)%	35.9	1.7%
Net sales - current year	$2,427.3	1.0%	$2,402.8	8.1%
Auto Care
Net sales - prior year	$618.7		$521.3
Organic	9.6	1.6%	87.2	16.7%
Change in Russia operations	(0.3)	—%	—	—%
Impact of FY21 Acquisitions	—	—%	3.7	0.7%
Change in Argentina operations	0.1	—%	—	—%
Impact of currency	(5.3)	(0.9)%	6.5	1.3%
Net sales - current year	$622.8	0.7%	$618.7	18.7%
Total Net Sales
Net sales - prior year	$3,021.5		$2,744.8
Organic	94.4	3.1%	200.5	7.3%
Change in Russia operations	(19.3)	(0.6)%	—	—%
Impact of FY21 Acquisitions	—	—%	27.0	1.0%
Change in Argentina operations	11.9	0.4%	6.8	0.2%
Impact of currency	(58.4)	(2.0)%	42.4	1.6%
Net sales - current year	$3,050.1	0.9%	$3,021.5	10.1%

Total net sales for the twelve months ended September 30, 2022 increased 0.9%, due to organic sales increase of $94.4, or 3.1%, and an $11.9 increase from our Argentina operations, which were deemed to be highly inflationary. Partially offsetting these increases was the decrease in sales from exiting the Russian market of $19.3, or 0.6%, and unfavorable impact of currency of $58.4, or 2.0%. Segment sales results for the twelve months ended September 30, 2022 are as follows:

•Batteries & Lights net sales improved 1.0% versus the prior fiscal year. This increase was primarily driven by organic net sales growth of 3.5% due to pricing increases (approximately 7.5%) and new distribution in battery & lights (approximately 0.5%). This was partially offset by the expected decline in battery demand compared to the elevated COVID-19 related sales in the prior year period (approximately 4.5%).

•Auto Care net sales improved 0.7% versus the prior fiscal year. This increase was driven by organic net sales growth of 1.6% due to global price increases (approximately 8.0%) and new distribution in both the North American and International markets (approximately 1.5%). This was offset by a decrease in volumes to prior year related to the previously mentioned pricing actions, the lapping of elevated demand in the prior year and the negative impact higher gas prices had on miles driven, consumer foot traffic in the category, and a tendency to defer auto maintenance, particularly impacting our AC recharge business (approximately 8.0%).

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

•     Battery & Lights net sales improved 8.1% versus the prior fiscal year. This increase was driven by organic net sales growth of 5.1% due to distribution gains primarily in North and Latin America (approximately 3.0%), strong replenishment due to elevated COVID-19 demand primarily in the International markets (approximately 1.5%) and favorable pricing (approximately 1.0%).

•    Auto Care net sales improved 18.7% versus the prior fiscal year. This increase was driven by organic net sales growth of 16.7% due to increased distribution gains (approximately 8.5%) and strong replenishment (approximately 7.0%) primarily in North America, as well as favorable pricing (approximately 1.0%).

Segment Profit	For the Years Ended September 30,
	2022	% Chg	2021	% Chg
Batteries & Lights
Segment Profit - prior year	$553.6		$512.6
Organic	14.6	2.6%	23.8	4.6%
Change in Russia operations	(4.0)	(0.7)%	—	—%
Impact of FY21 Acquisitions	—	—%	1.4	0.3%
Change in Argentina operations	9.6	1.7%	5.8	1.1%
Impact of currency	(20.2)	(3.6)%	10.0	2.0%
Segment Profit - current year	$553.6	—%	$553.6	8.0%
Auto Care
Segment Profit - prior year	$98.2		$79.4
Organic	(48.2)	(49.1)%	13.6	17.1%
Change in Russia operations	—	—%	—	—%
Impact of FY21 Acquisitions	—	—%	1.1	1.4%
Change in Argentina operations	0.1	0.1%	0	—%
Impact of currency	(3.6)	(3.5)%	4.1	5.2%
Segment Profit - current year	$46.5	(52.6)%	$98.2	23.7%
Total Segment Profit
Segment Profit - prior year	$651.8		$592.0
Organic	(33.6)	(5.2)%	37.4	6.3%
Change in Russia operations	(4.0)	(0.6)%	—	—%
Impact of FY21 Acquisitions	—	—%	2.5	0.4%
Change in Argentina operations	9.7	1.5%	5.8	1.0%
Impact of currency	(23.8)	(3.6)%	14.1	2.4%
Segment Profit - current year	$600.1	(7.9)%	$651.8	10.1%

Refer to Note 10, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to (Loss)/earnings before income taxes.

Total segment profit in fiscal 2022 was $600.1, a decrease of 7.9% versus the prior fiscal year. The decline was driven by organic segment profit decrease of 5.2%, unfavorable movement in foreign currency of $23.8, or 3.6% and the change in Russian operating profit of $4.0 from exiting the Russian market. These decreases were offset by $9.7, or 1.5%, of favorable changes in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2022 are as follows:

•Battery & Lights segment profit was $553.6, flat versus the prior fiscal year. The organic profit increase was $14.6, or 2.6%, and was driven by top-line growth and lower A&P spending. This growth was partially offset by increased operating costs including higher labor, tariffs and transportation costs, which unfavorably impacted gross margin, as well as higher overhead spending.

•Auto Care segment profit was $46.5, a decrease of $51.7, or 52.6%, versus the prior fiscal year. Organic segment profit decreased $48.2, or 49.1%. The organic revenue growth in Auto Care noted above was not enough to offset the increased product input costs which negatively impacted gross margin. Partially offsetting this decline was lower A&P.

Total segment profit in fiscal 2021 was $651.8, an increase of 10.1% versus the prior fiscal year, driven by an increase of $2.5, or 0.4% from the impact of FY21 acquisitions, organic segment profit improvement of 6.3%, favorable movement in foreign currency of $14.1, or 2.4% and favorable changes in Argentina operations of $5.8, or 1.0%. Segment operating profit results for the twelve months ended September 30, 2021 are as follows:

•Battery & Lights segment profit was $553.6, an increase of $41.0, or 8.0%, versus the prior fiscal year. The organic segment profit increased $23.8, or 4.6%, driven by top-line net sales growth. This was partially offset by higher operating costs, which unfavorably impacted gross margin as well as planned higher A&P spending.

•Auto Care segment profit was $98.2, an increase of $18.8, or 23.7%, versus the prior fiscal year. The organic segment profit increased $13.6, or 17.1%, driven by top-line net sales growth. This was partially offset by higher overhead spending and planned higher A&P spending in the period.

GENERAL CORPORATE	For the Years Ended September 30,
	2022	2021	2020
General corporate and other expenses	$101.6	$96.0	$103.8
% of net sales	3.3%	3.2%	3.8%

For fiscal 2022, general corporate expenses were $101.6, an increase of $5.6 compared to fiscal 2021 expense of $96.0. The increase was driven by increased travel expense, and increased bonus and stock compensation expense, partially offset by lower mark to market expense on our deferred compensation plans. For fiscal 2021, general corporate expenses were $96.0, a decrease of $7.8 compared to fiscal 2020 expense of $103.8. The decrease was driven by synergy realization, a reduction in compensation expense and reduced spending, due in part to travel restrictions imposed as a result of COVID-19. These decreases were partially offset by higher legal and corporate development costs and mark to market expenses on our deferred compensation plans.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2022, Energizer had $205.3 of cash and cash equivalents, approximately 74% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered into a Credit Agreement (2020 Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. On December 31, 2021 the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

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

The 2020 Revolving Facility replaced the previously outstanding Revolving Credit Facility entered into in 2018. As of September 30, 2022, the Company had no borrowings outstanding under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.0 remained available as of September 30, 2022.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2022, the Company was in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance for the next 12 months.

Operating Activities

Cash flow from operating activities from continuing operations is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $1.0 in fiscal 2022, $179.7 in fiscal 2021, and $389.3 in fiscal 2020.

Cash flow from operating activities from continuing operations was $1.0 in fiscal 2022 as compared to $179.7 in the prior fiscal year. This decrease of $178.7 was primarily driven by working capital changes year over year of approximately $165. The working capital change of approximately $165 was primarily a result of the following:

•Approximately $195 in increased accounts receivable due to higher current year sales compared to prior year and reduced factoring relating to those accounts receivables, offset by approximately $29 of changes in accrued sales allowances.

•Approximately $161 due to changes in accounts payable, offset by approximately $26 due to changes in accrued interest, both of which were driven by timing of payments.

•These changes were partially offset by approximately $118 less of an inventory investment compared to the prior year as the Company was proactively building safety stock in the prior year and reduced the investment in the current year as inventory levels return to a more normalized level.

Cash flow from operating activities from continuing operations was $179.7 in fiscal 2021 as compared to $389.3 in fiscal 2020. This change of $209.6 was primarily driven by working capital changes year over year of approximately $282, partially offset by the increase in cash earnings of approximately $97. The working capital change of approximately $282 was primarily a result of the following:

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

Investing Activities

Net cash used by investing activities from continuing operations was $90.9 in fiscal 2022 and $126.4 in fiscal 2021, and $64.0 in fiscal 2020, and consisted of the following:

•Capital expenditures were $77.8, $64.9, and $65.3 in fiscal years 2022, 2021, and 2020, respectively.

•Proceeds from asset sales were $0.6, $5.7, and $6.4 in fiscal 2022, 2021, and 2020, respectively. The fiscal 2021 proceeds primarily related to the sale of our Guatemala manufacturing facility acquired with the Battery Acquisition. The fiscal 2020 proceeds primarily represent insurance proceeds received from property, plant and equipment utilized by the Acquired Battery Business damaged in a flood.

•Acquisitions of intangible assets of $14.7 relating to the auto care appearance trade names and formulas acquired in Latin America during fiscal 2022.

•Acquisitions, net of cash acquired and working capital payments, were an inflow of $1.0 in fiscal 2022, and outflow of, $67.2, and $5.1 in fiscal 2021, and 2020, respectively. The fiscal 2022 inflow was from the Formulations Acquisition working capital settlement. The fiscal 2021 payments related to the acquired Indonesia battery plant and the Formulations Acquisition. The majority of the fiscal 2020 payment was due to the finalization of working capital adjustments with Spectrum for the Auto Care Acquisition while $1.5 was utilized to complete the CAE acquisition.

Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2023 for capital expenditures relating to maintenance, product development and cost reduction investments.

Financing Activities

Net cash from financing activities from continuing operations was $79.1 in fiscal 2022 and $394.2 in fiscal 2020. Net used by financing activities from continuing operations was $1,069.1 in fiscal 2021.

For fiscal 2022, cash flow from financing activities from continuing operations consists of the following:

•Cash proceeds from issuance of debt with original maturities greater than 90 days of $300.0 relating to the new Senior Notes due in 2027 issuance in the second quarter of fiscal 2022;

•Payments on debt with maturities greater than 90 days of $13.7, primarily related to the quarterly principal payments on the Term Loan;

•Net decrease in debt with original maturities of 90 days or less of $99.0, primarily related to repayments of borrowings under our 2020 Revolving Facility;

•Debt issuance costs of $7.6 relating to the amendment of the Credit Agreement in December 2021 and the issuance of the $300.0 Senior Notes due in 2027;

•Payments to terminate finance lease obligations of $5.1 related to the termination of our Dixon IL packaging facility lease;

•Dividends paid on common stock of $84.9 during fiscal 2022 (see below);

•Dividends paid on Mandatory Convertible Preferred Stock (MCPS) of $8.1 during fiscal 2022 (see below); and

•Taxes paid for withheld share-based payments of $2.5.

For fiscal 2021, cash flow from financing activities from continuing operations consists of the following:

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

•Dividends paid on common stock of $83.9 during fiscal 2021;

•Dividends paid on Mandatory Convertible Preferred Stock (MCPS) of $16.2 during fiscal 2021;

•Purchase of treasury stock of $96.3 representing the cash paid for stock repurchases including the $75.0 Accelerated Share Repurchase program;

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

•Purchase of treasury stock representing the cash paid for stock repurchases under the current authorization during the twelve months ended September 30, 2020; and

•Taxes paid for withheld share-based payments of $11.3.

Dividends
Total dividends declared to common shareholders were $85.5, and $84.9 was paid in fiscal 2022. For preferred shareholders, total dividends declared $4.0 and paid to preferred shareholders were $8.1. The payment included an accrued dividend from fiscal 2021. During fiscal 2022 all of the MCPS automatically converted to approximately 4.7 million of the Company's common stock and no additional dividends will be paid on the MCPS.

Subsequent to the fiscal year end, on November 7, 2022, the Board of Directors declared a dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022, to all shareholders of record as of the close of business on November 28, 2022.

Share Repurchases

In November 2020, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. The Company entered into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional 0.5 million were delivered upon termination of the agreement on November 18, 2021. The Company acquired in total approximately 2.0 million shares at an average weighted price of $38.30 under the ASR. No additional shares were repurchased in fiscal 2022.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect the enactment of the IRA will have an impact on the Company’s financial statements in 2022. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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

The Company has a contractual commitment to repay its long-term debt of $3,519.1 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at September 30, 2022 is $917.4 with $152.9 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 13 Debt for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $21.5. Of this amount, $13.4 is due within the next twelve months. Refer to Note 18 Other Commitments and Contingencies for further details. Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position.

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at September 30, 2022 are $146.2 and $68.6, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.4 and $2.5, respectively. Refer to Note 11 Leases for further details.

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

Accrued environmental costs at September 30, 2022 were $15.4, of which approximately $5.3 is expected to be spent during fiscal 2023. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

Critical Accounting Policies and Estimates

The methods, estimates, and judgments Energizer uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its Consolidated Financial Statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to accruals for consumer and trade-promotion programs, pension benefit costs, acquisition, intangible assets and goodwill, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, Energizer evaluates its estimates, but actual results could differ materially from those estimates.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2022, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $4.1. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $29.8 at September 30, 2022.

As allowed under GAAP, the Company’s U.S. qualified pension plan's impact on earnings is determined using Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years and therefore reduces the short-term impact of market fluctuations.

•Business Combinations - The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other advisors to assess the obligations associated with legal, environmental or other claims. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill.

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

~~•~~Intangible Assets - Significant judgment is required in assigning the respective useful lives of intangible assets. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The carrying value of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets is not amortized, but is tested at least annually for impairment. The Company assesses the appropriateness of an indefinite life being assigned to certain intangible assets as a part of this annual impairment analysis. The useful life of a determinable-

lived intangible asset would be reassessed if a triggering event was identified that indicated a potential change in the value or use of our determinable-lived assets. A change in the useful life of these assets could have a material impact on our financial statements.

The Company has certain trade names with indefinite lives that are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trade name may be impaired. The Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. However, the Company can elect not to perform the qualitative assessment, and is then required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In the fourth quarter of fiscal 2022, a quantitative assessment was performed over the Armor All, STP and Rayovac trade names, resulting in non-cash impairments of $370.4, $26.3 and $127.8, respectively. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023 and are included within the cash flow models, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate. The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D and A&P), and discount rates. The projections for the Armor All, STP and Rayovac fair value models are generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2023, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand and category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2023, as well as long-term operating and advertising strategies. The discount rates used in the trade name fair value estimates ranged between 9.5% and 10.0%, and are based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying values for Armor All, STP, and Rayovac trade names are $228.5, $76.4, and $422.2, respectively.

Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in additional impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which could also result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, (iii) failure to meet forecasted operating expenses, or (iv) increases in the discount rate. Specifically, a 50 basis point increase in the discount rate would result in an increase to the trade name impairment of approximately $48.

STP is within the fuel and oil additives category and due to the current expectation for an increased percentage of electric vehicles in the car parc over the long term, the Company has converted the STP trade name into a definite-life intangible asset with a 25 year useful life. This conversion will result in additional pre-tax amortization expense of approximately $3.0 in fiscal 2023.

Finally, in the fourth quarter of fiscal 2022, a qualitative analysis was performed over the Energizer, Eveready and Varta trade names and no impairments were identified. These indefinite lived intangible assets have a combined carrying value of $111.8.

For the years ended September 30, 2021 and 2020, the Company completed the annual assessments and no impairments were identified.

•Goodwill - In fiscal 2022, the Company changed its reportable segments and correspondingly reallocated goodwill to the new reporting units: Battery & Lights North America, Battery & Lights International, Auto Care North America and Auto Care International. The Company performed an assessment of goodwill at October 1, 2021 before the change in segments, noting no impairments identified. Goodwill was reallocated to the new reporting units based on the relative fair value of each reporting unit on October 1, 2021.

The Company completed its annual goodwill impairment analysis in the fourth fiscal quarter for each of these reporting units. As part of the annual goodwill impairment analysis, the Company estimated the fair value of each reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows. The Company uses the three-year strategic plan, the annual budget plan for fiscal 2023, and long-term category projections, to determine forecasted cash flows and operating data for the discounted cash flow model. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.

As a part of the annual assessment, the Company identified a non-cash impairment of the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023 and are included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. There is no remaining goodwill allocated to this reporting unit after the non-cash impairment.

The Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%. The estimated fair value of the Auto Care North America reporting unit, which has a total of $134.2 of goodwill, exceeded its carrying value by 12%. Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. Changes in the assumptions used to estimate the fair value of our reporting units could result in impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our reporting units, which also could result in impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially impact our financial statements in any given year. Specifically, for the Auto Care North America reporting unit, a 50 basis point increase in the discount rate would result in the fair value exceeding the carrying value by 5%.

While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not decline significantly from these projections. The Company will monitor any changes to these assumptions and will evaluate goodwill as deemed warranted during future periods.

For the years ended September 30, 2021 and 2020, the Company completed the annual assessments and no impairments were identified.

•Income Taxes - The Company's annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2022. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of October 1, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2022 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to

U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2022 and 2021, Energizer had an unrealized pre-tax gain of $16.3 and $5.0, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2022 levels, over the next twelve months, $15.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2022 resulted in a gain of $6.6 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. The unrealized pre-tax loss on the zinc contracts was $6.1 at September 30, 2022 and the unrealized pre-tax gain recorded on zinc contracts was $4.7 at 2021. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2022, Energizer had variable rate debt outstanding with a principal balance of $1,188.4 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2022.

In December 2020, the Company entered into an interest rate swap (2020 interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The pre-tax gain recognized on this interest rate swap was $86.4 and $11.7 as of September 30, 2022 and 2021, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

For the year ended September 30, 2022, our weighted average interest rate on variable rate debt was 4.06%.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 20 to the consolidated financial statements, the Company offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $129.5 million, which is reflected as a reduction in trade receivables, net and $57.7 million of accrued trade promotions within other current liabilities as of September 30, 2022. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

The principal considerations for our determination that performing procedures relating to revenue recognition for trade promotion programs is a critical audit matter are (i) the significant judgment by management when developing the allowance for trade promotions and accrued trade promotions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to historical patterns and future expectations regarding specific in-market product performance used to estimate the allowance for trade promotions and accrued trade promotions recorded by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness, accuracy, and valuation of the estimated allowance for trade promotions and accrued trade promotions. These procedures also included, among others, (i) testing management’s process for developing the allowance for trade promotions and accrued trade promotions; (ii) testing the completeness and accuracy of the underlying data used in the estimates; and (iii) evaluating the reasonableness of the significant assumptions used by management related to historical patterns and future expectations regarding specific in-market product performance. Evaluating management’s significant assumptions related to historical patterns and future expectations regarding specific in-market product performance involved evaluating whether the assumptions used by management were reasonable considering (i) the historical performance of similar trade programs; (ii) testing payments and invoice credits related to these trade programs; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Indefinite-Lived Intangible Assets Impairment Assessments - Armor All, STP, and Rayovac Trade Names

As described in Note 12 to the consolidated financial statements, the Company’s consolidated other intangible assets, net balance was $1,295.8 million as of September 30, 2022, of which the carrying values for Armor All, STP, and Rayovac trade names were $228.5 million, $76.4 million, and $422.2 million, respectively. Intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. During the annual impairment assessment, management identified non-cash impairments of the Armor All, STP, and Rayovac trade names of $370.4 million, $26.3 million, and $127.8 million, respectively. The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses, and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessments for certain trade names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Armor All, STP, and Rayovac trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margin rates, operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessments, including controls over the valuation of the Armor All, STP, and Rayovac trade names. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Armor All, STP, and Rayovac trade names; (ii) evaluating the appropriateness of the multi-period excess earnings method; (iii) testing the completeness and accuracy of the underlying data used in the fair value methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margin rates, operating expenses, and discount rates. Evaluating management’s significant assumptions related to revenue growth rates, gross margin rates, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumption related to the discount rates.

Goodwill Impairment Assessment - Auto Care North America Reporting Unit

As described in Note 12 to the consolidated financial statements, the Company’s goodwill balance was $1,003.1 million as of September 30, 2022, of which $134.2 million relates to the Auto Care North America reporting unit. Goodwill is not amortized, but is reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of the annual goodwill impairment analysis, management estimated the fair value of each reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Auto Care North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Auto Care North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and gross margin projections and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Auto Care North America reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flows model; (iii) testing the completeness and accuracy of the underlying data used in the fair value model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue and gross margin projections and the discount rate. Evaluating management’s significant assumptions related to revenue and gross margin projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flows model and (ii) the reasonableness of the significant assumption related to the discount rate.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 15, 2022

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2022	2021	2020
Net sales	$3,050.1	$3,021.5	$2,744.8
Cost of products sold	1,930.6	1,860.1	1,662.9
Gross profit	$1,119.5	$1,161.4	$1,081.9
Selling, general and administrative expense	484.5	487.2	483.3
Advertising and sales promotion expense	137.1	162.1	147.1
Research and development expense	34.7	34.5	35.4
Amortization of intangible assets	61.1	61.2	56.5
Impairment of goodwill and intangible assets	541.9	—	—
Interest expense	158.4	161.8	195.0
Loss on extinguishment of debt	—	103.3	94.9
Other items, net	7.3	(2.9)	2.0
(Loss)/Earnings before income taxes	$(305.5)	$154.2	$67.7
Income tax (benefit)/provision	(74.0)	(6.7)	20.9
Net (loss)/earnings from continuing operations	$(231.5)	$160.9	$46.8
Net loss from discontinued operations, net of income tax benefit of $1.2 in 2020	—	—	(140.1)
Net (loss)/earnings	$(231.5)	$160.9	$(93.3)
Mandatory preferred stock dividends	(4.0)	(16.2)	(16.2)
Net (loss)/earnings attributable to common shareholders	$(235.5)	$144.7	$(109.5)

Earnings Per Share
Basic net (loss)/earnings per common share - continuing operations	$(3.37)	$2.12	$0.44
Basic net loss per common share - discontinued operations	—	—	(2.03)
Basic net (loss)/earnings per common share	$(3.37)	$2.12	$(1.59)

Diluted net (loss)/earnings per common share - continuing operations	$(3.37)	$2.11	$0.44
Diluted net loss per common share - discontinued operations	—	—	(2.02)
Diluted net (loss)/earnings per common share	$(3.37)	$2.11	$(1.58)

Weighted average shares of common stock - Basic	69.9	68.2	68.8
Weighted average shares of common stock- Diluted	69.9	68.7	69.5

Dividend Per Common Share	$1.20	$1.20	$1.20

Statement of Comprehensive Income
Net (loss)/earnings	$(231.5)	$160.9	$(93.3)
Other comprehensive income/(loss), net of tax (benefit)/expense
Foreign currency translation adjustments	32.1	27.6	(13.4)
Pension activity, net of tax of $(2.9) in 2022, $8.7 in 2021, and $3.5 in 2020	(6.1)	29.1	9.8
Deferred gain/(loss) on hedging activity, net of tax of $19.1 in 2022, $6.4 in 2021, and $(1.5) in 2020	59.1	20.6	(5.8)
Total comprehensive (loss)/income	$(146.4)	$238.2	$(102.7)
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$205.3	$238.9
Trade receivables, net	421.7	292.9
Inventories	771.6	728.3
Other current assets	191.4	179.4
Total current assets	$1,590.0	$1,439.5
Property, plant and equipment, net	362.1	382.9
Operating lease assets	100.1	112.3
Goodwill	1,003.1	1,053.8
Other intangible assets, net	1,295.8	1,871.3
Deferred tax asset	61.8	21.7
Other assets	159.2	126.0
Total assets	$4,572.1	$5,007.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	0.4	2.3
Notes payable	6.4	105.0
Accounts payable	329.4	454.8
Current operating lease liabilities	15.8	15.5
Other current liabilities	333.9	356.8
Total current liabilities	$697.9	$946.4
Long-term debt	3,499.4	3,333.4
Operating lease liabilities	88.2	102.3
Deferred tax liability	17.9	91.3
Other liabilities	138.1	178.4
Total liabilities	$4,441.5	$4,651.8
Shareholders' equity
Common stock, $0.01 par value, 77,074,245 and 72,386,840 shares issued
in 2022 and 2021, respectively	0.8	0.7
Mandatory convertible preferred stock, $0.01 par value, 0 and 2,156,250 shares
in 2022 and 2021, respectively	—	—
Additional paid-in capital	828.7	832.0
Retained losses	(304.7)	(5.0)
Common stock in treasury, at cost, 5,804,660 and 5,522,538 shares
in 2022 and 2021, respectively	(248.9)	(241.6)
Accumulated other comprehensive loss	(145.3)	(230.4)
Total shareholders' equity	$130.6	$355.7
Total liabilities and shareholders' equity	$4,572.1	$5,007.5
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2022	2021	2020
Net (loss)/earnings	$(231.5)	$160.9	$(93.3)
Loss from discontinued operations, net of tax	—	—	(140.1)
Net (loss)/earnings from continuing operations	$(231.5)	$160.9	$46.8
Non-cash integration and restructuring charges	3.0	8.9	17.8
Impairment of goodwill and intangible assets	541.9	—	—
Depreciation and amortization	121.6	118.5	111.9
Deferred income taxes	(135.3)	(62.9)	(34.8)
Share based compensation expense	13.2	10.2	24.5
Gain on finance lease termination	(4.5)	—	—
Loss on extinguishment of debt	—	103.3	94.9
Gain on sale of real estate	—	(3.3)	—
Non-cash charges for Brazil flood	9.7	—	—
Non-cash charges for exiting the Russian market	12.6	—	—
Non-cash items included in income, net	6.2	17.3	23.1
Other, net	(1.7)	(3.9)	(7.1)
Changes in assets and liabilities used in operations, net of acquisitions
(Increase)/decrease in trade receivables, net	(185.5)	9.5	47.8
Increase in inventories	(94.2)	(211.8)	(39.8)
Decrease/(increase) in other current assets	20.6	(7.4)	53.4
(Decrease)/increase in accounts payable	(113.8)	51.4	76.2
Increase/(decrease) in other current liabilities	38.7	(11.0)	(25.4)
Net cash from operating activities from continuing operations	$1.0	$179.7	$389.3
Net cash used by operating activities from discontinued operations	—	—	(12.9)
Net cash from operating activities	$1.0	$179.7	$376.4
Cash Flow from Investing Activities
Capital expenditures	(77.8)	(64.9)	(65.3)
Proceeds from sale of assets	0.6	5.7	6.4
Acquisition of intangible assets	(14.7)	—	—
Acquisitions, net of cash acquired and working capital settlements	1.0	(67.2)	(5.1)
Net cash used by investing activities from continuing operations	$(90.9)	$(126.4)	$(64.0)
Net cash from investing activities from discontinued operations	—	—	280.9
Net cash (used by)/from investing activities	$(90.9)	$(126.4)	$216.9
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	300.0	1,982.6	2,020.6
Payments on debt with maturities greater than 90 days	(13.7)	(2,773.8)	(1,393.5)
Net (decrease)/increase in debt with maturities 90 days or less	(99.0)	102.1	(30.2)
Debt issuance costs	(7.6)	(29.0)	(26.5)
Payments to terminate finance leases obligations	(5.1)	—	—
Premiums paid on extinguishment of debt	—	(141.1)	(18.3)
Dividends paid on common stock	(84.9)	(83.9)	(85.4)
Dividends paid on mandatory convertible preferred shares	(8.1)	(16.2)	(16.2)
Common stock purchased	—	(96.3)	(45.0)
Payment of contingent consideration	—	(6.8)	—
Taxes paid for withheld share-based payments	(2.5)	(6.7)	(11.3)
Net cash from/(used by) financing activities from continuing operations	$79.1	$(1,069.1)	$394.2
Net cash used by financing activities from discontinued operations	—	—	(1.1)
Net cash from/(used by) financing activities	$79.1	$(1,069.1)	$393.1
Effect of exchange rate changes on cash	(22.8)	4.9	4.9
Net (decrease)/increase in cash, cash equivalents, and restricted cash from continuing operations	(33.6)	(1,010.9)	724.4
Net increase in cash, cash equivalents, and restricted cash from discontinued operations	—	—	266.9
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(33.6)	$(1,010.9)	$991.3
Cash, cash equivalents, and restricted cash, beginning of period	238.9	1,249.8	258.5
Cash, cash equivalents, and restricted cash, end of period	$205.3	$238.9	$1,249.8
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/(Losses)	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
Balance, September 30, 2019	2,156	68,902	$—	$0.7	$870.3	$129.5	$(298.3)	$(158.4)	$543.8
Net earnings from continuing operations	—	—	—	—	—	46.8	—	—	46.8
Net loss from discontinued operations	—	—	—	—	—	(140.1)	—	—	(140.1)
Share based payments	—	—	—	—	24.5	—	—	—	24.5
Common stock purchased	—	(980)	—	—	—	—	—	(45.0)	(45.0)
Activity under stock plans	—	471	—	—	(29.9)	(2.2)	—	20.8	(11.3)
Deferred compensation plan	—	125	—	—	(5.7)	—	—	5.7	—
Dividends to common shareholders	—	—	—	—	—	(84.0)	—	—	(84.0)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	—	(9.4)	—	(9.4)
Balance, September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings	—	—	—	—	—	160.9	—	—	160.9
Share based expense	—	—	—	—	10.2	—	—	—	10.2
Common stock purchases	—	(2,008)	—	—	(15.0)	—	—	(81.3)	(96.3)
Activity under stock plans	—	332	—	—	(21.4)	(0.9)	—	15.6	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders	—	—	—	—	—	(82.6)	—	—	(82.6)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive loss	—	—	—	—	—	—	77.3	—	77.3
Balance, September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net loss	—	—	—	—	—	(231.5)	—	—	(231.5)
Share-based payments	—	—	—	—	13.2	—	—	—	13.2
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	170	—	—	(10.1)	(0.1)	—	7.7	(2.5)
Dividends to common shareholders	—	—	—	—	(21.4)	(64.1)	—	—	(85.5)
Dividends to preferred shareholders	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	85.1	—	85.1
Balance, September 30, 2022	—	71,270	$—	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
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

Energizer is also a leading designer and marketer of auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven®, Bahama & Co®, STP® and A/C Pro® trade names and expanded our portfolio in Latin America to add the Carnu®, Grand Prix®, Kit® and Tempo® trademarks.

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

As a result of the Varta Divestiture, the respective operations of the Divestment Business, including a loss recorded on divestment, have been classified as discontinued operations in the accompanying Consolidated Statements of Earnings and Comprehensive Income and Statements of Cash Flows for fiscal years 2020. There were no operations for the twelve months ended September 30, 2022 and 2021, and no assets or liabilities associated with this business as of September 30, 2022 or 2021. See Note 5 - Divestment for more information on the discontinued operations.

(2) Summary of Significant Accounting Policies

Energizer’s significant accounting policies, which conform to GAAP and are applied on a consistent basis in all years presented, except as indicated, are described below.

Use of Estimates – The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an ongoing basis, Energizer evaluates its estimates, including those related to customer promotional programs and incentives, product returns, bad debts, the carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits, share-based compensation, contingencies and acquisitions. Actual results could differ materially from those estimates. In regard to ongoing impairment testing of goodwill and indefinite lived intangible assets, significant deterioration in future cash flow projections, changes in discount rates used in discounted cash flow models or changes in other assumptions used in estimating fair values, versus those anticipated at the time of the initial acquisition, as well as subsequent estimated valuations, could result

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

in impairment charges that may materially affect the financial statements in a given year. Refer to Note 12 Goodwill & Intangibles for additional information.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2022 and 2021, Energizer had $205.3 and $238.9, respectively, in available cash, 73.5% and 94.8% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. There was no restricted cash at September 30, 2022 and 2021.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2022 and 2021.

The Company has interest rate risk with respect to interest expense on variable rate debt. In December 2020, the Company terminated their previously existing interest rate swap agreements and entered into an interest rate swap (2020 interest rate swap) with an effective date on December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021, and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at September 30, 2022.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2022 and 2021, the Company had derivative contracts for the future purchases of zinc.

Cash Flow Presentation – The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net (loss)/earnings to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net (loss)/earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

operating activities. Cash payments related to income taxes are classified as operating activities. Cash flows are also distinguished between our continuing operations and our discontinued operations.

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2022 and 2021 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2022	2021
Trade receivables	$554.1	$431.8
Allowance for trade promotions	(129.5)	(136.0)
Allowance for doubtful accounts	(2.9)	(2.9)
Trade receivables, net	$421.7	$292.9

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. In December 2021, the Company amended its credit agreement, and as a part of the amendment, the maximum on sold receivables was increased. The current credit agreement now allows for Energizer to sell accounts receivable up to a maximum of $600.0 annually.

During fiscal years 2022 and 2021, the Company sold $578.9 and $494.8, respectively, of receivables under this program. At September 30, 2022 and 2021, Energizer had $123.3 and $149.7, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2022 and 2021, cash from factored receivables collected but not yet due to the bank included in Other current liabilities was $2.8 and $6.3, respectively. Additionally, the fees associated with factoring our receivables were $7.5, $3.5 and $4.7 during the years ended September 30, 2022, 2021, and 2020, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense.

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

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2022, 2021 and 2020, amortization expense was $10.4, $8.3 and $8.1, respectively.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Property, plant and equipment, net held under finance leases are amortized on a straight-line bases over the shorter of the lease term or estimated useful life of the asset and such amortization is included in depreciation expense.

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2022, 2021, and 2020 was $53.1, $53.7, and $63.2, respectively, including accelerated depreciation charges of $3.0, $4.7 and $15.9 in 2022, 2021, and 2020, respectively, primarily related to the IT integration assets and certain manufacturing assets including property, plant and equipment located at facilities that are being consolidated as part of the integration of the Battery and Auto Care Acquisitions.

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

Energizer believes that the fair value assigned to the assets acquired and liabilities assumed in the acquisition noted above are based on reasonable assumptions and estimates that marketplace participants would use. However, our assumptions are inherently risky and actual results could differ from those estimates. Adverse changes in the judgments, assumptions and estimates used in future measurements of fair value, including discount rates or future operating results and related cash flow projections, could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Goodwill and Other Intangible Assets – Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. Intangible assets with finite lives are amortized on a straight-line basis over expected lives. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators. During the fiscal year 2022 annual impairment analysis during the fourth quarter, the Company identified indefinite lived trade name impairments for Armor All, STP, and Rayovac of $370.4, $26.3, and $127.8, respectively. The Company also identified a goodwill impairment for the Auto Care International reporting unit of $17.4. Refer to Note 12 - Goodwill and Intangible Assets for additional information.

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

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $105.9, $122.5, and $115.1 for the fiscal years ended September 30, 2022, 2021, 2020, respectively.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2022. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the current presentation, including the recast of our segment related disclosures to align with our new reportable segments as of October 1, 2021. Refer to Note 10, Segments, for additional information.

Recently Issued Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of October 1, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Our North America sales are generally through large retailers with nationally or regionally recognized brands. Our International sales, which includes Latin America, are comprised of modern trade, developing and distributor market groups. Modern trade, which is most prevalent in Western Europe and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. Developing markets generally include sales by wholesalers or small retailers who may not have a national or regional presence. Distributors are utilized in other markets where the Company does not have a direct sales force. Each market's determination is based on the predominant customer type or sales strategy utilized in the market.

As discussed in Note 10, Segments, following the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022, the Company has changed its reportable segments from geographical segments, previously Americas and International, to two product groupings, Batteries & Lights and Auto Care, in order to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. Therefore, the Company has recast the product and market information for the twelve months ended September 30, 2021 and 2020 by recasting the Battery and Auto Care licensing and other sales within each product category, and Latin America within the respective Modern, Developing and Distributors markets as appropriate.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2022, 2021 and 2020:

	For the Twelve Months Ended September 30,
Net Sales	2022	2021	2020
Batteries	$2,298.2	$2,276.9	$2,109.1
Auto Care	622.8	618.7	521.3
Lights	129.1	125.9	114.4
Total Net Sales	$3,050.1	$3,021.5	$2,744.8

	For the Twelve Months Ended September 30,
Net Sales	2022	2021	2020
North America	$1,932.0	$1,902.1	$1,753.0
Modern Markets	515.9	528.8	461.8
Developing Markets	400.9	393.3	342.0
Distributor Markets	201.3	197.3	188.0
Total Net Sales	$3,050.1	$3,021.5	$2,744.8

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

(4) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. During fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0. The product formulations are both sold to customers directly and licensed to manufacturers. This acquisition is expected to bring significant innovation capabilities in formulations to the Company.

The acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The fair value of proprietary technology acquired and customer relationships were determined by applying the multi-period excess earnings method under the income approach.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table outlines the purchase price allocation:

Trade receivables	$1.3
Inventories	0.1
Other intangible assets, net	20.5
Operating lease assets	0.5
Accounts payable	(0.2)
Current operating lease liabilities	(0.2)
Other current liabilities	(0.2)
Operating lease liabilities	(0.3)
Total identifiable net assets	$21.5
Goodwill	28.7
Net assets acquired	$50.2

The table below identifies the purchased intangible assets of $20.5:

	Total	Weighted Average Useful Lives
Proprietary formulas	$19.5	7
Customer relationships	1.0	15
Total Other intangible assets, net	$20.5

The Company finalized their purchase price accounting in fiscal 2022. The goodwill acquired in this acquisition is attributable to the value the Company expects to achieve from the significant innovation capabilities in formulations that the acquired company will bring to our organization, as well as the workforce acquired. The goodwill was allocated to the Americas segment prior to the Company's reorganization of our reportable segments on October 1, 2021. Refer to Note 12, Goodwill and intangible assets, for additional details. The goodwill is deductible for tax purposes.

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company over three performance years. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company recognized expense of $1.1 and $3.4 in the twelve months ended September 30, 2022 and 2021, respectively. This was recorded on the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and was paid out during fiscal 2022. No amounts have been recognized for the second or third performance years under the agreement at September 30, 2022.

FDK Indonesia Acquisition - During fourth quarter of fiscal 2020, the Company entered into an agreement with FDK Corporation to acquire its subsidiary PT FDK Indonesia, a battery manufacturing facility (FDK Indonesia Acquisition). On October 1, 2020, the Company completed the acquisition for a contractual purchase price of $18.2. After contractual and working capital adjustments, the Company paid cash of $16.9 and had a working capital adjustment of $0.7 in fiscal 2021. The acquisition of the FDK Indonesia facility increased the Company's alkaline battery production capacity and allows for the avoidance of future planned capital expenditures.

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
Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (CAE) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement had earn out payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During fiscal 2021, CAE achieved the full earn out threshold under the share purchase agreement, resulting in the full consideration of $9.9 to be paid out, including contingent consideration payments of $6.8 during the year. The Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $8.0, which will be amortized over the three-year lives of the vendor agreements.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition, FDK Indonesia Acquisition and CAE acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal years 2022, 2021 and 2020 relate to the FDK Indonesia Acquisition, Formulations Acquisition, the Battery Acquisition and the Auto Care Acquisition. Pre-tax costs incurred were $16.5, $68.9 and $68.0 in the twelve months ended September 30, 2022, 2021, and 2020, respectively.

Pre-tax costs recorded in Costs of products sold were $6.0, $33.7, and $32.0 for the twelve months ended September 30, 2022, 2021, and 2020, respectively, which primarily related to facility exit and integration restructuring costs of $5.2, $31.9 and $29.3 as discussed in Note 6, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4, $40.0 and $38.8 for the twelve months ended September 30, 2022, 2021 and 2020, respectively. In fiscal 2022 the SG&A expenses primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. In fiscal 2021 and 2020 these expenses primarily related to consulting fees for the 2020 restructuring program, success incentives, and costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses.

For the twelve months ended September 30, 2022, 2021 and 2020 the Company recorded $1.1, $1.1 and $1.3 in Research and development, respectively.

Included in Other items, net was pre-tax income of $5.9 and $4.1 in the twelve months ended September 30, 2021 and 2020, respectively. The pre-tax income recorded in fiscal 2021 was primarily driven by the gain on a sale of assets of $3.3, which was part of the integration restructuring discussed in Note 6.

The pre-tax income recorded in fiscal 2020 was primarily driven by pre-acquisition insurance proceeds of $4.9, a $1.0 gain on the sale of assets and $0.9 of transition services income, offset by a $2.2 loss related to the hedge contract on the proceeds from the Varta Divestiture and $0.5 of other items.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(5) Divestment

As discussed in Note 1, Description of Business and Basis of Presentation, the Divestment Business was classified as discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income as of September 30, 2020. There were no operations for the twelve months ended September 30, 2022 and 2021, or assets or liabilities held for sale as of September 30, 2022 or 2021.

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

For the twelve months ended September 30, 2020, the Company has recorded a pre-tax loss of $141.6 for the divestment, which includes contractual adjustments and recognition of tax and other indemnifications under the definitive purchase agreement. Under the definitive purchase agreement, the Company indemnified VARTA AG for certain tax liabilities that existed as of the divestment date. As previously disclosed, Spectrum has further indemnified the Company for those liabilities that arose from the tax years prior to the Company's acquisition of the Divestment Business. An indemnification asset and liability, where necessary, has been recorded to reflect these arrangements.

The following table summarizes the components of Loss from discontinued operations in the accompanying Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2020:

For the Year Ended
September 30, 2020
Net sales	$115.8
Cost of products sold	88.2
Gross profit	27.6
Selling, general and administrative expense	18.0
Advertising and sales promotion expense	0.3
Research and development expense	0.8
Interest expense	12.1
Loss on sale of business	141.6
Other items, net	(3.9)
Loss before income taxes from discontinued operations	(141.3)
Income tax benefit	(1.2)
Net loss from discontinued operations	$(140.1)

Included in the Net loss from discontinued operations for the twelve months ended September 30, 2020, are the deferred financing fee write off related to the pre-payment of debt from the divestment proceeds of $6.9, divestment related pre-tax costs of $1.7 and allocated pre-tax interest expense of $5.0.

(6) Restructuring

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans include the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within this plan were substantially complete by December 31, 2021 and the Company does not expect to incur additional material charges associated with these plans.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Part of this plan was the exit of our Dixon, IL leased packaging facility, which the Company vacated during the first quarter of fiscal 2022. In the third quarter of fiscal 2022, the Company entered into a termination agreement with the landlord. The Company terminated the lease agreement, which went into 2028, reducing the finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing its global end-to-end supply chain network and ensuring accountability by category. This program includes streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021 and this program was substantially complete by December 31, 2021 and the Company does not expect to incur additional material charges associated with these plans.

The pre-tax expense for charges related to the restructuring plans for the twelve months ended September 30, 2022, 2021 and 2020 are noted in the table below and were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
	2022	2021	2020
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$(0.1)	$0.1	$0.8
Accelerated depreciation and asset write-offs	1.2	6.7	12.0
Other exit costs(1)	2.8	16.5	16.3
Other items, net
Gain on termination of finance lease(2)	$(4.5)	—	—
Gain on sale of fixed assets(3)	$—	(3.3)	—
Total 2019 Restructuring costs	$(0.6)	$20.0	$29.1
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.2	$0.5	$—
Other restructuring related costs(4)	1.1	8.1	0.2
Selling, general and administrate expense
Severance and related benefit costs	0.1	0.5	0.4
Other restructuring related costs(4)	—	7.5	0.6
Research and development expense
Severance and related benefit costs	—	0.2	—
Total 2020 Restructuring Costs	$1.4	$16.8	$1.2
Project Momentum Restructuring
Selling, general and administrate expense
Other restructuring related costs(4)	$0.9	$—	$—
Total Momentum Restructuring Costs	$0.9	$—	$—
Total restructuring related expense	$1.7	$36.8	$30.3
(1) Includes charges primarily related to environmental investigatory and mitigation costs, consulting, relocation and other facility exit costs.
(2) The gain relates to the exit of our Dixon, IL leased packaging facility, which was a finance leased location. The Company vacated the facility and entered into a termination agreement with the landlord during fiscal year 2022.
(3) Relates to the sale of the Guatemala battery manufacturing facility in September 2021 net of closing costs, legal fees, and fixed asset write-offs. Net cash proceeds were $5.5.
(4) Primarily includes consulting fees for the restructuring program.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our new reportable segments, the restructuring costs noted above for fiscal 2022 would have been included in our Batteries & Lights and Auto Care segments in the amount of $1.3 and $0.4, respectively. The restructuring costs noted above for fiscal year 2021 would have been included in our Batteries & lights and Auto Care segments in the amount of $30.7 and $6.1, respectively. The restructuring costs noted above for fiscal year 2020 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $21.7 and $8.6, respectively.

The following table summarizes the activity related to the 2019 restructuring program for the twelve Months Ended September 30, 2022, 2021, and 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	September 30, 2020
Severance & termination related costs	$9.8	$0.8	$5.3	$—	$5.3
Accelerated depreciation & asset write-offs	—	12.0	—	12.0	—
Other exit costs	—	16.3	13.4	—	2.9
Total	$9.8	$29.1	$18.7	$12.0	$8.2

	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021 (1)
Severance & termination related costs	$5.3	$0.1	$4.0	$—	$1.4
Accelerated depreciation & asset write-offs	—	6.7	—	6.7	—
Gain on sale of fixed assets	—	(3.3)	(5.5)	1.7	0.5
Other exit costs	2.9	16.5	17.2	—	2.2
Total	$8.2	$20.0	$15.7	$8.4	$4.1

	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022 (1)
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Gain on sale of fixed assets	0.5	—	0.5	—	—
Gain on termination of finance lease	—	(4.5)	5.1	(9.6)	—
Other exit costs	2.2	2.8	5.0	—	—
Total	$4.1	$(0.6)	$11.8	$(8.4)	$0.1
(1) At September 30, 2022 and 2021, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the 2020 restructuring program for the Twelve Months Ended September 30, 2022, 2021, and 2020:

			Utilized
	September 30, 2019	Charge to Income	Cash	Non-Cash	September 30, 2020
Severance & termination related costs	$—	$0.4	$—	$—	$0.4
Other restructuring related costs	—	0.8	—	—	0.8
Total	$—	$1.2	$—	$—	$1.2

	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021 (1)
Severance & termination related costs	$0.4	$1.2	$0.7	$—	$0.9
Other restructuring related costs	0.8	15.6	15.7	—	$0.7
Total	$1.2	$16.8	$16.4	$—	$1.6

	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022 (1)
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	$0.7	$1.1	$1.8	$—	—
Total	$1.6	$1.4	$2.3	$—	$0.7
(1) At September 30, 2022 and 2021, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

Subsequent to the fiscal year-end, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution, and global supply chain networks, and enhancing our organizational efficiency across both segments. During the fourth quarter, the Company accrued $0.9 of consulting costs related to the design of the program.

(7) Income Taxes

The (benefit)/provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2022	2021	2020
Current:
United States - Federal	$(1.9)	$4.7	$13.5
State	3.5	1.6	3.0
Foreign	59.7	49.9	39.2
Total current	$61.3	$56.2	$55.7
Deferred:
United States - Federal	(113.1)	(57.8)	(29.4)
State	(14.2)	(3.8)	(3.1)
Foreign	(8.0)	(1.3)	(2.3)
Total deferred	$(135.3)	$(62.9)	$(34.8)
(Benefit)/provision for income taxes	$(74.0)	$(6.7)	$20.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The source of pre-tax (loss)/earnings was:

	For the Years Ended September 30,
	2022	2021	2020
United States	$(554.5)	$(90.1)	$(114.1)
Foreign	249.0	244.3	181.8
Pre-tax (loss)/earnings	$(305.5)	$154.2	$67.7

A reconciliation of income tax (benefit)/provision with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2022		2021		2020
Computed tax at federal statutory rate	$(64.2)	21.0%	$32.4	21.0%	$14.2	21.0%
State income taxes, net of federal tax benefit	(9.7)	3.2	0.2	0.1	(0.7)	(1.0)
Foreign rate differential	4.4	(1.4)	0.8	0.5	2.0	3.0
Other taxes including repatriation of foreign earnings and GILTI	2.4	(0.8)	5.5	3.6	4.4	6.5
Foreign tax incentives	(2.8)	0.9	(3.7)	(2.4)	(3.6)	(5.3)
Uncertain tax positions	(10.1)	3.3	0.2	0.1	2.1	3.1
Nondeductible transaction expenses	—	—	—	—	1.0	1.5
Debt refinancing	—	—	(3.4)	(2.2)	—	—
Tax structuring	—	—	(39.5)	(25.6)	—	—
Other, net	6.0	(2.0)	0.8	0.6	1.5	2.1
Total	$(74.0)	24.2%	$(6.7)	(4.3)%	$20.9	30.9%

The Company has been granted two foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions. One incentive expired in December 2019 and the second expires in March 2023.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2022	2021
Deferred tax assets:
Accrued liabilities	$30.1	$33.6
Deferred and stock-related compensation	10.8	11.2
Tax loss carryforwards and tax credits	22.2	23.9
Intangible assets	2.6	2.5
Pension plans	6.2	5.6
Inventory differences and other tax assets	14.7	13.0
Operating lease assets	24.0	27.2
Interest expense limited under Sec 163j	110.6	90.5
Gross deferred tax assets	221.2	207.5
Deferred tax liabilities:
Depreciation and property differences	(25.2)	(25.7)
Intangible assets	(87.8)	(200.5)
Operating lease liabilities	(23.8)	(25.9)
Other tax liabilities	(28.9)	(9.9)
Gross deferred tax liabilities	(165.7)	(262.0)
Valuation allowance	(11.6)	(15.1)
Net deferred tax assets/(liabilities)	$43.9	$(69.6)

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $4.9 between fiscal years 2023 and 2025 at September 30, 2022. In addition, there are $10.6 of tax loss carryforwards and credits with no expiration at September 30, 2022. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2022, approximately $1,099 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $231, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2022	2021	2020
Unrecognized tax benefits, beginning of year	$13.5	$14.2	$12.8
Additions based on current year tax positions and acquisitions	—	0.1	0.1
Additions based on prior year tax positions and acquisitions	—	2.6	2.8
Reductions for prior year tax positions	—	—	(0.6)
Settlements with taxing authorities/statute expirations	(4.3)	(3.4)	(0.9)
Unrecognized tax benefits, end of year	$9.2	$13.5	$14.2

Included in the unrecognized tax benefits noted above are $9.2 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $3.0 of interest (net of the deferred tax asset of $0.1) and penalties of $1.2 at September 30, 2022, $6.8 of interest (net of the deferred tax asset of $1.1) and penalties of $3.4 at September 30, 2021, and $4.9 of interest (net of the deferred tax asset of $0.7) and penalties of $3.9 at September 30, 2020. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

The Omnibus Plan authorized 6.5 million shares to be awarded, as well as the 0.3 million shares that were still available for grant under the 2015 Plan. Under the Omnibus Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based or performance-based), other stock awards and cash-based awards may be granted to directors, officers and employees of the Company. For purposes of determining the number of shares available for future issuance under the Omnibus Plan, awards other than stock options and stock appreciation rights, will reduce the shares available for future issuance by two for every one share awarded. Stock options and stock appreciation rights reduce the shares available for future issuance on a one-for-one basis. At September 30, 2022, there were 4.3 million shares available for future awards under the Plan.

Total compensation cost charged against income for Energizer’s share-based compensation arrangements was $13.2, $10.2 and $24.5 for the years ended September 30, 2022, 2021 and 2020, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $2.1, $2.3 and $4.7 for the years ended September 30, 2022, 2021 and 2020, respectively.

Restricted Stock Equivalents (RSE)

In November 2018, the Company granted RSE awards to a group of key employees which included approximately 73,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $60.25.

In November 2019, the Company granted RSE awards to a group of key employees of approximately 134,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 81,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 306,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

measures are equally weighted in determining the final share award with the maximum award payout of approximately 612,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $43.10. Subsequent to year-end, the performance shares issued in November 2019 were all cancelled as the three year performance metrics were not achieved.

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

In November 2021, the Company granted RSE awards to a group of key employees of approximately 140,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 113,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 393,000 performance shares to a group of key employees and key executives that will vest subject to two performance requirements. Half of the awards will vest based on meeting target amounts for cumulative adjusted earnings per share and the other half will vest based on total shareholder return ("TSR") metrics compared to the Company's performance peer group over the three year performance period. These performance measures are equally weighted with the maximum award payout of approximately 786,000 shares. The closing stock price on the date of the grant used to determine the award fair value for the cumulative adjusted earnings per share portion of the award was $38.75.

The portion of the November 2021 performance awards that are contingent upon achievement of the TSR have a 45.7% fair value premium added to the closing stock price on the date of the grant based on a simulation of outcomes under a Monte Carlo valuation model. The assumptions for the valuation of TSR performance shares granted during the year ended September 30, 2022 are summarized in the table below:

Fiscal Year 2022
Expected term (in years)	3.0
Expected volatility	42.3%
Expected dividend rate	3.1%
Expected risk-free rate	0.8%
Fair value of TSR award at grant	$56.45

The expected volatility rate for Energizer and the peer companies was based on historical stock price movements. The risk free rate is based on the U.S. Treasury constant maturities yield on the grant date for the remaining length of the performance period.

The following table summarizes the Company's RSE activity (including performance awards at stretch) during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSE at October 1, 2021	2.0	$46.44
Granted	1.2	$44.31
Vested	(0.3)	$51.26
Cancelled	(0.4)	$54.99
Nonvested RSE at September 30, 2022	2.5	$43.64

As of September 30, 2022, there was an estimated $27.7 of total unrecognized compensation costs related to the outstanding RSE awards, which will be recognized over a weighted-average period of 1.2 years. The weighted average estimated fair value

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

for RSE awards granted was $52.5, $37.1, and $36.8 for September 30, 2022, 2021 and 2020, respectively. The estimated fair value of RSE awards that vested was $12.1, $21.7, and $34.0 in fiscal 2022, 2021 and 2020, respectively.

Subsequent to year-end, in November 2022, the Company granted RSE awards to a group of key employees of approximately 391,000 shares that vest ratably over four years and granted RSE awards to a group of key executives of approximately 147,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 344,000 performance shares to a group of key executives that will vest subject to meeting certain performance metrics over the three year performance period. The maximum award payout of approximately 688,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $29.23.

(9) Earnings per share

Basic (loss)/earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic (loss)/earnings per share calculation, adjusted for the dilutive effect of restricted stock equivalents, performance shares, deferred compensation equity plan and Mandatory Convertible Preferred Stock (MCPS).

During the second quarter of fiscal year 2022, the MCPS were converted to approximately 4.7 million shares of Common stock. For the twelve months ended September 30, 2022, the issued common shares are included in the basic weighted average common shares outstanding for the period subsequent to the conversion, and included in the diluted calculation prior to their conversion using the if-converted method and are only included if the conversion would be further dilutive to the calculation. The Company's MCPS were considered anti-dilutive for all periods and excluded for the calculations of diluted (loss)/earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted (loss)/earnings per share for the years ended September 30, 2022, 2021 and 2020:

	For the Years Ended September 30,
(in millions, except per share data)	2022	2021	2020
Basic earnings (loss) / earnings per share
Net (loss) / earnings from continuing operations	$(231.5)	$160.9	$46.8
Mandatory preferred stock dividends	(4.0)	(16.2)	(16.2)
Net (loss) / earnings from continuing operations attributable to common shareholders	(235.5)	144.7	30.6
Net loss from discontinued operations, net of tax	—	—	(140.1)
Net (loss) / earnings attributable to common shareholders	$(235.5)	$144.7	$(109.5)

Weighted average common shares outstanding - basic	69.9	68.2	68.8

Basic net (loss) / earnings per common share from continuing operations	$(3.37)	$2.12	$0.44
Basic net loss per common share from discontinued operations	—	—	(2.03)
Basic net (loss) / earnings per common share	$(3.37)	$2.12	$(1.59)

Diluted (loss) / earnings per share
Net (loss) / earnings attributable to common shareholders	$(235.5)	$144.7	$(109.5)

Weighted average common shares outstanding - basic	69.9	68.2	68.8
Effect of dilutive restricted stock equivalents	—	0.2	0.2
Effect of dilutive performance shares	—	0.2	0.4
Effect of stock based deferred compensation plan	—	0.1	0.1
Weighted average common shares outstanding - diluted	69.9	68.7	69.5

Diluted (loss) / earnings per common share from continuing operations	$(3.37)	$2.11	$0.44
Diluted loss per common share from discontinued operations	—	—	(2.02)
Diluted net (loss) / earnings per common share	$(3.37)	$2.11	$(1.58)

For the year ended September 30, 2022, the Company was in a net loss position and all of the 0.8 million of outstanding RSE, 1.7 million of performance shares and 0.1 million deferred compensation awards were excluded from the diluted weighted average shares outstanding calculation as their inclusion would be anti-dilutive.
For the years ended September 30, 2021 and 2020, there were 0.1 million and 0.2 million restricted stock equivalents that were anti-dilutive and not included in the diluted net earnings per share calculations, respectively. Performance based restricted stock equivalents of 1.3 million and 1.1 million were excluded for the years ended September 30, 2021 and 2020, respectively, as the performance targets for those shares had not been achieved as of the end of the current period.

(10) Segments

As of October 1, 2021, the Company changed its reportable operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations. The Company has recast the information for the fiscal years ended September 30, 2021 and 2020 to align with this presentation.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of goodwill and intangible assets, acquisition and

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

integration activities, including restructuring charges, acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on finance lease termination and loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the fiscal years ended September 30, 2022, 2021 and 2020 are presented below:

	For the Years Ended September 30,
Net Sales	2022	2021	2020
Batteries & Lights	$2,427.3	$2,402.8	$2,223.5
Auto Care	622.8	618.7	521.3
Total net sales	$3,050.1	$3,021.5	$2,744.8
Segment Profit
Batteries & Lights	553.6	553.6	512.6
Auto Care	46.5	98.2	79.4
Total segment profit	$600.1	$651.8	$592.0
General corporate and other expenses (1)	(101.6)	(96.0)	(103.8)
Amortization of intangible assets	(61.1)	(61.2)	(56.5)
Impairment of goodwill & intangible assets	(541.9)	—	—
Acquisition and integration costs (2)	(16.5)	(68.9)	(68.0)
Acquisition earn out (3)	(1.1)	(3.4)	—
Loss on extinguishment of debt	—	(103.3)	(94.9)
Interest expense	(158.4)	(161.8)	(195.0)
Project Momentum Restructuring costs (1)	(0.9)	—	—
Exit of Russian market (4)	(14.6)	—	—
Gain on finance lease termination (5)	4.5	—	—
Brazil flood damage, net of insurance proceeds (6)	(9.7)	—	—
Other items, net (7)	(4.3)	(3.0)	(6.1)
Total (loss)/earnings before income taxes	$(305.5)	$154.2	$67.7
(1) Recorded in SG&A on the Consolidated (Condensed) Statement of Earnings.
(2) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2022	2021	2020
Cost of products sold	$6.0	$33.7	$32.0
SG&A	9.4	40.0	38.8
Research and development	1.1	1.1	1.3
Other items, net	—	(5.9)	(4.1)
Total Acquisition and Integration Costs	$16.5	$68.9	$68.0
(3) This represents the estimated earn out achieved through September 30, 2022 and 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(4) These are the costs associated with the Company's exit of the Russian market during fiscal 2022. Exiting the Russian market resulted in Cost of products sold of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated Statement of Earnings and Comprehensive Income.
(5) This represents the termination of a finance lease in fiscal year 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.
(6) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings, net of expected insurance proceeds. The majority is related to write off of damaged inventory.
(7) Other items, net on the Consolidated Statements of Earnings and Comprehensive Income included costs associated with the exit of the Russian market of $7.5 and a $4.5 gain on the termination of a finance lease in the twelve months ended September 30, 2022 and an acquisition and integration gain of $5.9 and $4.1, respectively, for the twelve months ended September 30, 2021 and 2020, which have been reclassified from Other items, net on the reconciliation above.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments. The asset balances as of September 30, 2021 have been recast to align with our new reportable segments.

	September 30,
Total Assets	2022	2021
Batteries & Lights	$1,366.0	$1,302.7
Auto Care	453.7	367.8
Total segment assets	$1,819.7	$1,670.5
Corporate	453.5	411.9
Goodwill and other intangible assets, net	2,298.9	2,925.1
Total assets	$4,572.1	$5,007.5

	September 30,
Long-Lived Assets	2022	2021
United States	$497.7	$423.4
Singapore	62.1	66.6
United Kingdom	52.6	72.4
Other International	70.8	80.5
Total long-lived assets excluding goodwill and intangibles	$683.2	$642.9

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2022	2021	2020
Batteries & Lights	$65.8	$57.3	$59.3
Auto Care	12.0	7.6	6.0
Total segment capital expenditures	$77.8	$64.9	$65.3
Depreciation and Amortization
Batteries & Lights	$50.6	$49.0	$46.3
Auto Care	9.9	8.3	9.1
Total segment depreciation and amortization	60.5	57.3	55.4
Amortization of intangible assets	61.1	61.2	56.5
Total depreciation and amortization	$121.6	$118.5	$111.9

Geographic segment information for the years ended September 30 are as follows:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Net Sales to Customers	2022	2021	2020
United States	$1,799.5	$1,788.3	$1,641.9
International	1,250.6	1,233.2	1,102.9
Total net sales	$3,050.1	$3,021.5	$2,744.8

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

As of September 30, 2022 and 2021 the amounts for leases included on our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2022	September 30, 2021
Operating Leases:
Operating lease asset	$100.1	$112.3

Operating lease liabilities - current	15.8	15.5
Operating lease liabilities	88.2	102.3
Total Operating Lease Liabilities	$104.0	$117.8

Weighted-average remaining lease term (in years)	15.2	16.3
Weighted-average discount rate	4.0%	4.1%

Finance Leases:
Property, plant and equipment, net	$32.6	$37.2

Current portion of finance leases	0.4	2.3
Long-term debt	31.9	42.0
Total Finance Lease Liabilities	$32.3	$44.3

Weighted Average remaining lease term (in years)	23.5	19.8
Weighted-average discount rate	6.7%	6.7%

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In April 2022, the Company entered into a termination agreement with the landlord of our finance lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

The following table presents the components of lease expense:

	For the Years Ended September 30,
	2022	2021	2020
Operating lease costs	$19.7	$20.3	$20.4
Finance lease costs:
Amortization of assets	2.5	3.2	3.2
Interest on lease liabilities	2.5	2.9	3.0
Variable lease costs	1.3	3.6	3.9
Total lease costs	$26.0	$30.0	$30.5

Supplemental cash and non-cash information related to leases:

	For the Years Ended September 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.4	$18.9	$19.3
Operating cash flows from finance leases	2.5	2.9	2.9
Financing cash flows from finance leases (1)	5.0	1.6	1.4
Non-cash increase in lease assets and lease liabilities:
Operating leases (2) (3)	$6.4	$5.3	$88.4
(1) Financing cash flows from finance leases in fiscal year 2022 includes the $4.0 termination fee for the Dixon, IL finance lease termination discussed above.
(2) The fiscal 2022 and 2021 increase in operating lease assets and liabilities includes normal lease renewals and immaterial lease modifications occurring through the normal course of business. Fiscal year 2020 activity includes a material embedded lease agreement which resulted in operating lease asset and lease liabilities of approximately $34, the renewal of the North America headquarters lease, which resulted in a material lease modification and additional operating lease assets and lease liabilities of approximately $17, and the lease commencement for the Company's new battery distribution and packaging center in North America, which resulted in approximately $36 of additional operating lease related assets and lease liabilities.
(3) The fiscal 2020 non-cash increase in operating lease assets and liabilities does not include the lease assets and lease liabilities recorded due to the ASC 842 implementation on October 1, 2019.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2022 are as follows:

	Operating Leases	Finance Leases
2023	$19.4	$2.5
2024	17.8	2.4
2025	16.3	2.5
2026	11.4	2.5
2027	7.9	2.6
Thereafter	73.4	56.1
Total lease payments	146.2	68.6

Less: Imputed interest	(42.2)	(36.3)
Present value of lease liabilities	$104.0	$32.3

(12) Goodwill and intangible assets

The Company's goodwill balance as of October 1, 2021 has been recast to align with our new reportable segments. The following table sets forth goodwill by segment and represents the change in the carrying amount of goodwill at September 30, 2022:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2021	$900.3	$153.5	$1,053.8
Formulations acquisition	—	(1.0)	(1.0)
Non-cash impairment	—	(17.4)	(17.4)
Cumulative translation adjustment	(31.4)	(0.9)	(32.3)
Balance at September 30, 2022	$868.9	$134.2	$1,003.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Goodwill Annual Impairment Analysis

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, we performed our annual goodwill impairment testing for our reporting units in the fourth quarter of fiscal 2022. During our annual impairment assessment we identified a non-cash impairment within the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023 and are included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. There is no remaining goodwill allocated to this reporting unit after the non-cash impairment. This fair value measurement fell within Level 3 of the fair value hierarchy, see Note Note 17, Financial Instruments and Risk Management.

The Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%.The estimated fair value of the Auto Care North America reporting unit, which has a total of $134.2 of goodwill, exceeded its carrying value by 12%. As part of the annual goodwill impairment analysis, the Company estimated the fair value of each reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows. The Company uses the three-year strategic plan, the annual budget plan for fiscal 2023, and long-term category projections, to determine forecasted cash flows and operating data for the discounted cash flow model. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.

Changes in the assumptions used to estimate the fair value of the Company's goodwill reporting units could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate.

For the years ended September 30, 2021 and 2020, the Company completed the annual assessments and no impairments were identified.

Indefinite-lived Intangible Asset Annual Impairment Analysis

We completed impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in our various battery, auto care and lighting product categories. During our annual impairment assessment we identified non-cash impairments of the Armor All, STP, and Rayovac trade names of $370.4, $26.3, and $127.8, respectively. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which are expected to continue into fiscal 2023 and are included within the cash flow models, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate.

The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rates. The projections for our Armor All, STP and Rayovac fair value models are generated using the company’s three-year strategic plan, the Company's annual budget plan for fiscal 2023, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand and category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2023, as well as long-term operating and advertising strategies. The discount rates used in the trade name fair value estimates ranged between 9.5% and 10.0%, and are based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying values for Armor All, STP, and Rayovac trade names are $228.5, $76.4, and $422.2, respectively. These fair value measurement fell within Level 3 of the fair value hierarchy, see Note 17, Financial Instruments and Risk Management.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Changes in the assumptions used to estimate the fair value of the Company's indefinite-lived intangible assets could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, (iii) failure to meet forecasted operating expenses, or (iv) increases in the discount rate.

STP is within the fuel and oil additives category and due to the current expectation for an increased percentage of electric vehicles in the car parc over the long term, the Company has converted the STP trade name into a definite-life intangible asset with a 25 year useful life. This conversion will result in additional pre-tax amortization expense of approximately $3.0 in fiscal 2023.
Finally, in the fourth quarter of fiscal 2022, a qualitative analysis was performed over the Energizer, Eveready and Varta trade names and no impairments were identified. These indefinite lived intangible assets have a combined carrying value of $111.8.

For the years ended September 30, 2021 and 2020, the Company completed the annual assessments and no impairments were identified.

Total intangible assets at September 30, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$141.8	$(21.4)	$120.4
Customer Relationships	393.5	(112.6)	280.9
Patents	33.4	(15.7)	17.7
Proprietary technology	172.5	(81.5)	91.0
Proprietary formulas	29.2	(6.3)	22.9
Vendor relationships	6.9	(6.5)	0.4
Total amortizable intangible assets	$777.3	$(244.0)	$533.3
Trademarks and trade names - indefinite lived	762.5	—	762.5
Total Other intangible assets, net	$1,539.8	$(244.0)	$1,295.8

During the fiscal year ended at September 30, 2022, the Company purchased auto care appearance trade names and formulas in Latin America through an asset acquisition for $14.7. Approximately $7 was assigned as the value to trade name and formula intangibles acquired, respectively. The weighed average useful life for both acquired intangibles is 10 years.

Total intangible assets at September 30, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$59.5	$(17.8)	$41.7
Customer Relationships	395.0	(87.1)	307.9
Patents	34.5	(13.5)	21.0
Proprietary technology	172.5	(59.6)	112.9
Proprietary formulas	21.9	(3.0)	18.9
Non-compete	0.5	(0.5)	—
Vendor relationships	8.0	(4.8)	$3.2
Total amortizable intangible assets	$691.9	$(186.3)	$505.6
Trademarks and trade names - indefinite lived	1,365.7	—	1,365.7
Total Other intangible assets, net	$2,057.6	$(186.3)	$1,871.3

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Amortizable intangible assets, with a weighted average remaining life of 11.4 years, are amortized on a straight-line basis over expected lives of 3 to 25 years. Amortization expense for intangible assets totaled $61.1, $61.2, and $56.5 for the twelve months ended September 30, 2022, 2021 and 2020, respectively.

Estimated amortization expense for amortizable intangible assets at September 30, 2022 are as follows:

Estimated amortization expense
2023	$59.7
2024	58.1
2025	58.0
2026	53.2
2027	51.6
Thereafter	252.7
Estimated future amortization expense	$533.3

(13) Debt

The detail of long-term debt was as follows:

	September 30,
	2022	2021
Senior Secured Term Loan Facility due 2027	$1,182.0	$1,194.0
6.500% Senior Notes due 2027	300.0	—
4.750% Senior Notes due 2028	600.0	600.0
4.375% Senior Notes due 2029	800.0	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	637.1	752.7
Finance lease obligations	32.3	44.3
Total long-term debt, including current maturities	$3,551.4	$3,391.0
Less current portion	(12.4)	(14.3)
Less unamortized debt premium and debt issuance fees	(39.6)	(43.3)
Total long-term debt	$3,499.4	$3,333.4
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - On December 22, 2020, the Company entered into a Credit Agreement (2020 Credit Agreement) which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Term Loan due December 2027. The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing Revolving Credit Facility from 2018 (2018 Revolving Facility). The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter of 2021.

On January 7, 2021, the Company amended the 2020 Credit Agreement and borrowed an incremental $650.0 on the Term Loan. The Company utilized the proceeds to fund the redemption of the Company’s outstanding $600.0 7.750% Senior Notes due 2027 at a redemption price equal to 110.965% of the aggregate principal amount. As a result, the Company paid a redemption premium of $66.6 during the second fiscal quarter of 2021. The Company also wrote off deferred financings fees associated with this transaction resulting in a total loss on extinguishment recognized in the second fiscal quarter of 2021 of $70.0.

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

In December 2019, the Company amended the 2018 Revolving Facility and refinanced $365.0 of term loan debt, which resulted in a Loss on extinguishment of $4.2 during fiscal 2020.

As of September 30, 2022, the Company had no outstanding borrowings under the 2020 Revolving Facility and $8.0 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.0 remained available as of September 30, 2022. As of September 30, 2022 and September 30, 2021, our weighted average interest rate on short-term borrowings was 4.7% and 2.5%, respectively.

Senior Notes - Fiscal 2022 Activity - On March 8, 2022 the Company completed a bond offering for $300.0 Senior Notes due in 2027 at 6.500% (2027 Notes). The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2020 Revolving Facility and to pay fees and expenses related to the offering. Interest is payable semi-annually in June and December.

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

Senior Notes - Fiscal 2020 Activity - On July 1, 2020, the Company completed a bond offering for $600.0 Senior Notes due in 2028 at 4.750% (2028 Notes). The Company utilized proceeds to refinance outstanding 5.50% Senior Notes due 2025 (2025 Notes). The Company paid a total call premium for tendered and called notes of $18.3. The transaction resulted in a Loss on extinguishment of debt of $22.1.

The 2027 Notes, 2028 Notes, 2029 Notes and 2029 EUR Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi annually on the 2028 Notes and 2029 EUR Notes in June and December and on the 2029 Notes in March and September. The 2027 Notes, 2028 Notes, 2029 Notes and 2029 EUR Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its 2020 Credit Agreement.

Debt issuance fees paid related to the term loan refinancing and Senior Note offerings were $7.6, $29.0, and $26.5 during the twelve months ended September 30, 2022, 2021, and 2020, respectively. The Company wrote-off a total of $18.1 and $20.7 of debt issuance fees as a result of the extinguishment activity during fiscal year 2021 and 2020, respectively.

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

Notes Payable - The notes payable balance was $6.4 at September 30, 2022 and $105.0 at September 30, 2021. The 2022 balance is comprised other borrowings, including those from foreign affiliates. The 2021 balance was comprised of outstanding borrowings on the 2020 Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2022, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Finance Lease Obligations - In fiscal year 2022, the Company entered into a termination agreement with the landlord of our finance lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2022 were as follows:

Long-term debt
2023	$12.0
2024	12.0
2025	12.0
2026	12.0
2027	12.0
Thereafter	3,459.1
Total long-term debt payments due	$3,519.1

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2022	2021	2022	2021
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$507.4	$541.1	$143.1	$148.4
Service cost	—	—	0.6	0.7
Interest cost	12.7	13.0	1.8	1.6
Actuarial gain	(99.1)	(8.2)	(40.2)	(4.5)
Benefits paid	(37.6)	(38.0)	(5.7)	(5.5)
Plan settlements	—	(0.5)	(0.6)	—
Foreign currency exchange rate changes	—	—	(14.2)	2.4
Projected Benefit Obligation at end of year	$383.4	$507.4	$84.8	$143.1
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$490.1	$491.7	$133.1	$124.5
Actual return on plan assets	(98.0)	34.0	(35.6)	8.5
Company contributions	2.4	2.9	0.6	2.5
Plan settlements	—	(0.5)	(0.6)	—
Benefits paid	(37.6)	(38.0)	(5.7)	(5.5)
Foreign currency exchange rate changes	—	—	(13.5)	3.1
Estimated fair value of plan assets at end of year	$356.9	$490.1	$78.3	$133.1
Funded status at end of year	$(26.5)	$(17.3)	$(6.5)	$(10.0)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2022	2021	2022	2021
Noncurrent assets	$—	$12.8	$8.7	$17.2
Current liabilities	(2.4)	(2.7)	(0.6)	(0.6)
Noncurrent liabilities	(24.1)	(27.4)	(14.6)	(26.6)
Net amount recognized	$(26.5)	$(17.3)	$(6.5)	$(10.0)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre tax	$(157.0)	$(141.6)	$(26.0)	$(32.5)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2022 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net (loss)/gain arising during the year	$(21.8)	$1.4
Effect of exchange rates	—	4.1
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net gain/(loss)	6.4	1.0
Total (loss)/gain recognized in other comprehensive loss	$(15.4)	$6.5

Energizer expects to contribute $2.4 to its U.S. plans and $0.6 to its International plans in fiscal 2023.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2023	$36.5	$4.7
2024	37.4	4.7
2025	37.7	4.7
2026	35.5	4.7
2027	35.0	4.8
2028 to 2032	148.9	24.7

The accumulated benefit obligation for the U.S. plans was $383.4 and $507.4 and for the foreign plans was $83.9 and $141.0 at September 30, 2022 and 2021, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2022	2021	2022	2021
Projected benefit obligation	$383.4	$30.1	$46.1	$68.9
Accumulated benefit obligation	383.4	30.1	45.2	66.7
Estimated fair value of plan assets	356.9	—	30.9	41.6

Pension plan assets in the U.S. plan represent approximately 82% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 30%, and (b) debt securities, including U.S. bonds: 70%. Actual allocations at September 30, 2022 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2022. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$0.6	$0.7	$0.8
Interest cost	12.7	13.0	15.9	1.8	1.6	1.5
Expected return on plan assets	(22.8)	(22.4)	(24.3)	(3.2)	(3.2)	(3.6)
Recognized net actuarial loss	6.4	7.4	6.5	0.8	1.5	1.5
Settlement loss recognized on other pension plans	—	0.2	—	0.2	—	0.5
Net periodic (benefit)/expense	$(3.7)	$(1.8)	$(1.9)	$0.2	$0.6	$0.7

The service cost component of the net periodic (benefit)/expense above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2023 are net actuarial losses of $2.2 for the U.S. Plan and $0.7 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	U.S.			International
	2022	2021	2020	2022	2021	2020
Plan obligations:
Discount rate	5.6%	2.6%	2.5%	4.0%	1.3%	1.0%
Compensation increase rate	—	—	—	2.4%	2.2%	2.1%
Net periodic benefit cost:
Discount rate	2.6%	2.5%	3.1%	1.3%	1.0%	1.0%
Expected long-term rate of return on plan assets	5.2%	5.1%	5.6%	2.6%	2.6%	2.8%
Compensation increase rate	—	—	—	2.2%	2.1%	2.1%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2022 and 2021 segregated by level within the estimated fair value hierarchy. Refer to Note 17, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2022
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$32.5	$—	$32.5	$—	$—	$—
International Equity	1.2	—	1.2	—	7.4	7.4
DEBT
U.S. Government	—	241.4	241.4	—	—	—
Other Government	—	—	—	—	16.0	16.0
CASH & CASH EQUIVALENTS	—	15.0	15.0	—	3.5	3.5
OTHER	—	—	—	—	7.0	7.0
Assets Measured at Net Asset Value
U.S. Equity			34.0			—
International Equity			32.8			10.2
Corporate			—			20.0
Other			—			14.2
TOTAL	$33.7	$256.4	$356.9	$—	$33.9	$78.3

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

There were no Level 3 pension assets at September 30, 2022 and 2021.

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

(15) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2022, 2021 and 2020 were $10.4, $10.3, and $9.6, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

(16) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2022 and 2021, the Company had 77,074,245 and 72,386,840, respectively, of common stock issued. During fiscal 2022, all outstanding shares of the Company's 7.50% Series A Mandatory Convertible Preferred Stock (MCPS) automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

As of September 30, 2022, the Company had approximately 2.5 million shares reserved for issuance under the Equity Incentive Plan and approximately 75,700 shares reserved for issuance under the deferred compensation plan.

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. During fiscal 2021, the Company entered into a $75.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares in the first quarter of fiscal 2022, the $15.0 was reclassified to treasury stock on the Consolidated Balance Sheet.

In addition to the ASR program, the Company has repurchased 500,000 shares for $21.3, at an average price of $42.61 per share, and 980,000 shares for $45.0, at an average price of $45.93 per share, during the twelve months ended 2021 and 2020, respectively.

As of September 30, 2022, the Company had approximately 5.0 million shares still authorized under this authorization. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2022, total dividends declared to shareholders were $85.5 and $84.9 was paid. For the twelve months ended September 30, 2021, total dividends declared to shareholders were $82.6 and $83.9 was paid. For the twelve months ended September 30, 2020, total dividends declared to shareholders were $84.0 and $85.4 was paid. The dividends paid included amounts on restricted shares that vested in the period.

Subsequent to the fiscal year end, on November 7, 2022, the Board of Directors declared a dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022, to all shareholders of record as of the close of business on November 28, 2022.

Series A Mandatory Convertible Preferred Stock - In January 2019, the Company issued 2,156,250 shares of Series A (MCPS), with a par value of $0.01 per share and liquidation preference of $100.00 per share. On January 15, 2022, all outstanding shares of the Company's 7.50% Series A MCPS automatically converted into shares of the Company's common stock. There were 2,156,250 preferred shares issued and outstanding as of September 30, 2021.

Dividends on the MCPS were payable on a cumulative basis at an annual rate of 7.50% of the liquidation preference of $100.00 per share of MCPS and paid in cash. The Company paid a cash dividend of $1.875 per share of MCPS on October 15, 2021 which had been declared in fiscal 2021. On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022. No dividends were paid after January 2022.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 12.9%, 13.7%, and 14.1% of total net sales in fiscal 2022, 2021 and 2020, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2022 and 2021, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2022, Energizer had variable rate debt outstanding with a principal balance of $1,188.4 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2022.

In December 2020, the Company entered into an interest rate swap (2020 interest rate swap) with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 as September 30, 2022.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2022 and 2021, Energizer had unrealized pre-tax gains of $16.3 and $5.0, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2022 levels, over the next twelve months, $15.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal 2024. There were 62 open foreign currency contracts at September 30, 2022, with a total notional value of approximately $176.

The Company has a hedging program on zinc purchases. The contracts were determined to be cash flow hedges and qualify for cash flow hedge accounting. The contract maturities for these hedges extend into fiscal 2024. There were 10 open contracts at September 30, 2022, with a total notional value of approximately $38. The unrealized pre-tax loss on the zinc contracts was $6.1 at September 30, 2022 and the unrealized pre-tax gain recorded on zinc contracts was $4.7 at 2021. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2022 and 2021, Energizer recorded an unrealized pre-tax gain of $86.4 and $11.7, respectively, on the 2020 Interest rate swap agreement contracts, which was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Previously the Company had another interest rate swap that was terminated early in December 2020 and resulted in a $5.6 loss, which was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. This loss was amortized into interest expense over the remainder of the interest payments associated with the Term Loan through June 2022, the original ending date of the interest rate swap.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 10 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2022, with a total notional value of approximately $122.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2022 and 2021, and the amounts of gains and losses on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2022 and 2021, respectively:

	At September 30, 2022	For the Year Ended September 30, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	Gain / (Loss) Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$16.3	$20.9	$9.6
Interest rate swaps	86.4	75.2	(2.5)
Zinc contracts	(6.1)	(1.4)	9.4
Total	$96.6	$94.7	$16.5

	At September 30, 2021	For the Year Ended September 30, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	(Loss) / Gain Recognized in OCI (2)	(Loss) / Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$5.0	$(0.5)	$(10.4)
Interest rate swaps	11.7	9.9	(6.7)
Zinc contracts	4.7	4.5	4.2
Total	$21.4	$13.9	$(12.9)
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

The following table provides estimated fair values as of September 30, 2022 and 2021, and the gains/(losses) on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2022 and 2021, respectively.

	At September 30, 2022	For the Year Ended September 30, 2022
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.6)	$6.6

	At September 30, 2021	For the Year Ended September 30, 2021
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$—	$(0.7)
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Gain / (Loss) recognized on the Consolidated Statement of Earnings and Comprehensive Income and was recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$18.0	$—	$18.0	$5.8	$(0.6)	$5.2

Offsetting of derivative liabilities
		At September 30, 2022			At September 30, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.3)	$—	$(2.3)	$(0.8)	$0.6	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2022 and 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2022	2021
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(24.6)	$(25.1)
Derivatives - Foreign Currency contracts	16.3	5.0
Derivatives - Foreign Currency contracts (non-hedge)	(0.6)	—
Derivatives - Interest Rate Swaps	86.4	11.7
Derivatives - Zinc contracts	(6.1)	$4.7
Net Assets/(Liabilities) at estimated fair value	$71.4	$(3.7)

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2022 and 2021. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using level 3 inputs. During the fiscal year ended September 30, 2022, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $541.9. These losses were recorded as Impairment of goodwill and intangible assets in the Consolidated Statement of Earnings. Refer to Note 12 Goodwill and Intangible Assets for additional information. There were no level 3 fair value measurement losses recognized during the years ended September 30, 2021 or 2020.

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

At September 30, 2022 and 2021, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2022 and 2021, the fair market value of fixed rate long-term debt was $1,795.7 and $2,156.1, respectively, compared to its carrying value of $2,337.1 and $2,152.7, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(18) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2022, the Company had approximately $21.5 of purchase obligations.

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2019	$(124.0)	$(173.3)	$0.2	$3.1	$(4.3)	(298.3)
OCI before reclassifications	(32.7)	0.3	2.9	(4.7)	(5.1)	(39.3)
Reclassifications to earnings	—	6.5	1.2	(2.5)	3.3	8.5
Activity related to discontinued operations	19.3	3.0	(0.9)	—	—	21.4
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	$(307.7)
OCI before reclassifications	27.6	22.0	3.4	(0.2)	7.6	60.4
Reclassifications to earnings	—	7.1	(3.2)	7.9	5.1	16.9
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)
OCI before reclassifications	32.1	(11.8)	(1.0)	15.2	57.3	91.8
Reclassifications to earnings	—	5.7	(7.2)	(7.1)	1.9	(6.7)
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the reclassifications from AOCI:

	For the Years Ended September 30,
Amount Reclassified from AOCI	2022	2021	2020	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(9.6)	$10.4	$(3.3)	Cost of products sold
Interest rate swaps	2.5	6.7	4.3	Interest expense
Zinc contracts	(9.4)	(4.2)	1.6	Cost of products sold
	(16.5)	12.9	2.6	Loss / (Earnings) before income taxes
	4.1	(3.1)	(0.6)	Income tax (benefit) / provision
	$(12.4)	$9.8	$2.0
Amortization of defined benefit pension items
Actuarial losses	$7.2	$8.9	$8.0	(1)
Settlement losses on other plans	0.2	0.2	0.5	(1)
	7.4	9.1	8.5	Loss before income taxes
	(1.7)	(2.0)	(2.0)	Income tax benefit
	$5.7	$7.1	$6.5
Total reclassifications for the period	$(6.7)	$16.9	$8.5
Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(1) These AOCI components are included in the computation of net periodic benefit cost (see Note 14, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(20) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2022	2021	2020
Interest income	$(1.0)	$(0.7)	$(0.6)
Foreign currency exchange loss	7.8	5.5	8.7
Pension benefit other than service costs (1)	(4.1)	(1.9)	(1.7)
Exit of Russian Market (2)	7.5	—	—
Gain on finance lease termination (3)	(4.5)	—	—
Acquisition foreign currency gains (4)	—	—	2.2
Pre-acquisition insurance proceeds (4)	—	—	(4.9)
Gain on sale of assets (4)	—	(3.3)	(1.0)
Transition services agreement income (4)	—	—	(0.9)
Other	1.6	(2.5)	0.2
Total Other items, net	$7.3	$(2.9)	$2.0
(1) See Note 14, Pension Plans, for additional information on this item.
(2) Exiting the Russian market in the second quarter of fiscal 2022 resulted in currency impacts recorded in Other items, net of $7.5.
(3) See Note 11, Leases, for additional information on this item.
(4) See Note 4, Acquisitions, for additional information on these items.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2022	2021
Raw materials and supplies	$115.9	$118.8
Work in process	201.6	206.3
Finished products	454.1	403.2
Total inventories	$771.6	$728.3
Other Current Assets
Miscellaneous receivables	$23.8	$21.4
Due from Spectrum	6.1	16.3
Prepaid expenses	90.9	98.3
Value added tax collectible from customers	27.7	28.3
Other	42.9	15.1
Total other current assets	$191.4	$179.4
Property, plant and equipment
Land	$14.4	$14.4
Buildings	120.7	121.4
Machinery and equipment	828.2	822.9
Construction in progress	50.1	62.4
Finance leases	39.0	52.7
Total gross property	1,052.4	1,073.8
Accumulated depreciation	(690.3)	(690.9)
Total property, plant and equipment, net	$362.1	$382.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2022	2021
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$13.4	$19.5
Accrued trade promotions	57.7	57.3
Accrued Freight and warehousing	37.2	26.8
Accrued salaries, vacations and incentive compensation	60.6	65.4
Accrued interest expense	20.5	16.5
Restructuring reserve	1.7	5.7
Income taxes payable	36.7	30.3
Other	106.1	135.3
Total other current liabilities	$333.9	$356.8
Other Liabilities
Pensions and other retirement benefits	$49.3	$66.2
Deferred compensation	19.8	25.1
Mandatory transition tax	16.7	16.7
Other non-current liabilities	52.3	70.4
Total other liabilities	$138.1	$178.4

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2022	2021	2020
Balance at beginning of year	$2.9	$2.8	$3.8
Provision charged to expense, net of reversals	(0.4)	1.2	1.8
Write-offs, less recoveries, translation, other	0.4	(1.1)	(2.8)
Balance at end of year	$2.9	$2.9	$2.8

	For the Years Ended September 30,
Income Tax Valuation Allowance	2022	2021	2020
Balance at beginning of year	$15.1	$13.1	$11.9
Provision charged to expense, net of reversals	2.3	1.8	3.1
Reversal of provision charged to expense	(3.8)	(2.1)	(0.2)
Translation, other	(2.0)	2.3	(1.7)
Balance at end of year	$11.6	$15.1	$13.1

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2022	2021	2020
Interest paid	$142.6	$172.7	$196.0
Income taxes paid, net	54.5	65.0	46.7

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

The transactions between Spectrum and Energizer prior to when Spectrum sold their remaining shares during fiscal 2021 were immaterial. The transactions discussed below cover the time period in which Spectrum was a related party of Energizer Holdings, Inc. in fiscal 2020.
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

During the twelve months ended September 30, 2020, the Company paid $2.3 to Spectrum related to rent for office space at their Middleton, Wisconsin headquarters.

For the twelve months ended September 30, 2020, the Company incurred expense of $8.4 in SG&A and $0.4 in Cost of products sold. The Company also recorded income of $0.9 in Other items, net related to the reverse transaction services agreements provided for the twelve months ended September 30, 2020.

The Company also entered into a supply agreement with Spectrum, ancillary to the Auto Care Acquisition that became effective upon the consummation of the acquisition. The supply agreement resulted in expense to the Company of $17.8 for the twelve months ended September 30, 2020.

In discontinued operations, the Company recorded income of $3.8 for reverse TSA, and recorded expense of $0.3 for the twelve months ended September 30, 2020.

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

Accrued environmental costs at September 30, 2022 were $15.4, of which $5.3 is expected to be spent during fiscal 2023. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2022.

The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our Proxy Statement under the caption “Additional Information - Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

Item 11. Executive Compensation.
The information required by this item, which will be in our Proxy Statement under the captions “Board of Directors – Director Compensation”, “Executive Compensation,” “Corporate Governance - Committee Composition - Compensation Committee Interlocks and Insider Participation” and “Executive Compensation - Human Capital Committee Report,” is hereby incorporated by reference. The information contained in “Executive Compensation - Human Capital Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item, which will be in our Proxy Statement under the captions “Additional Information - Stock Ownership Information,” and “Executive Compensation - Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item, which will be in our Proxy Statement under the captions “Board of Directors - Criteria, Qualifications, Experience and Independence” and “Additional Information – Certain Relationships and Related Transactions,” is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item, which will be in our Proxy Statement under the caption “Audit Committee Matters - Proposal 2: Ratification of Selection of our Independent Registered Public Accounting Firm” and “Audit Committee Matters - Audit Committee Pre-Approval Policy” is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2022, 2021, and 2020.
•Consolidated Balance Sheets -- at September 30, 2022 and 2021.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2022, 2021 and 2020.
•Consolidated Statements of Shareholders’ Equity -- at September 30, 2022, 2021 and 2020.
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

4.7	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.8	Indenture, dated March 8, 2022, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.9	Form of 6.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.10*	Description of Securities.

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Restricted Stock Equivalent Agreement for awards granted in July 2015 under the Energizer Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.9@*	Form of Change of Control Employment Agreement.

10.10@	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.12@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.13@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.14@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.15@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.16@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.17@	Form of Amended and Restated Director Restricted Stock Equivalent Agreement under the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed November 20, 2015).

10.18@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.19@	Form of Performance Restricted Stock Equivalent Award Agreement for 2018 under the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.20@	Form of Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.21@	Form of Restricted Stock Equivalent Award Agreement for Directors under the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed November 15, 2016).

10.22
Amended and Restated Credit Agreement dated December 22, 2020, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A. as administrative agent and lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 22, 2020).

10.23	Incremental Term Loan Amendment No. 1 dated January 7, 2021, by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2021).

10.24	Amendment No. 2 and Increasing Lender Supplement, dated as of December 31, 2021, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2022).

10.25@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

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

10.28@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 17, 2020.

10.29@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed February 7, 2022.

10.30@*	Robin Vauth Employment Agreement, dated as of August 29, 2007 and amended as of November 23, 2016.

21*	List of subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page hereto)

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
Date: November 15, 2022
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
Date: November 15, 2022