Form 10-Q
period 2022-12-31
ENERGIZER HOLDINGS, INC.
filed 2023-02-06
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 3, 2023: 71,426,953.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended December 31,
	2022	2021
Net sales	$765.1	$846.3
Cost of products sold	466.8	534.7
Gross profit	298.3	311.6
Selling, general and administrative expense	120.4	122.1
Advertising and sales promotion expense	53.4	51.7
Research and development expense	7.6	8.9
Amortization of intangible assets	16.0	15.2
Interest expense	42.9	37.0
Gain on extinguishment of debt	(2.9)	—
Other items, net	(1.4)	0.2
Earnings before income taxes	62.3	76.5
Income tax provision	13.3	16.5
Net earnings	49.0	60.0
Mandatory preferred stock dividends	—	(4.0)
Net earnings attributable to common shareholders	$49.0	$56.0

Basic net earnings per common share	$0.69	$0.84
Diluted net earnings per common share	$0.68	$0.83

Weighted average shares of common stock - Basic	71.4	66.8
Weighted average shares of common stock - Diluted	72.2	67.1

Statements of Comprehensive Income:
Net earnings	$49.0	$60.0
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	(18.6)	12.3
Pension activity, net of tax of $1.2 and $0.4, respectively.	2.4	1.2
Deferred (loss)/gain on hedging activity, net of tax of $(4.7) and $0.2, respectively.	(13.4)	5.2
Total comprehensive income	$19.4	$78.7
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2022	September 30, 2022
Current assets
Cash and cash equivalents	$280.3	$205.3
Trade receivables, less allowance for doubtful accounts of $3.7 and $2.9, respectively	364.3	421.7
Inventories	754.7	771.6
Other current assets	202.6	191.4
Total current assets	1,601.9	1,590.0
Property, plant and equipment, net	354.1	362.1
Operating lease assets	102.6	100.1
Goodwill	1,016.1	1,003.1
Other intangible assets, net	1,281.8	1,295.8
Deferred tax asset	62.4	61.8
Other assets	159.0	159.2
Total assets	$4,577.9	$4,572.1

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of capital leases	0.4	0.4
Notes payable	—	6.4
Accounts payable	352.7	329.4
Current operating lease liabilities	16.1	15.8
Other current liabilities	315.8	333.9
Total current liabilities	697.0	697.9
Long-term debt	3,506.6	3,499.4
Operating lease liabilities	90.4	88.2
Deferred tax liability	16.3	17.9
Other liabilities	136.8	138.1
Total liabilities	4,447.1	4,441.5
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	802.9	828.7
Retained losses	(256.0)	(304.7)
Treasury stock	(242.0)	(248.9)
Accumulated other comprehensive loss	(174.9)	(145.3)
Total shareholders' equity	130.8	130.6
Total liabilities and shareholders' equity	$4,577.9	$4,572.1

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2022	2021
Cash Flow from Operating Activities
Net earnings	$49.0	$60.0
Non-cash integration and restructuring charges	—	3.0
Depreciation and amortization	32.1	29.4
Deferred income taxes	0.9	—
Share-based compensation expense	4.6	1.3
Gain on extinguishment of debt	(2.9)	—
Non-cash items included in income, net	3.4	5.5
Other, net	0.8	(0.3)
Changes in current assets and liabilities used in operations	73.1	(153.5)
Net cash from/(used by) operating activities	161.0	(54.6)

Cash Flow from Investing Activities
Capital expenditures	(9.5)	(24.4)
Proceeds from sale of assets	0.7	—
Acquisitions, net of cash acquired and working capital settlements	—	0.4
Net cash used by investing activities	(8.8)	(24.0)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(49.8)	(3.6)
Net (decrease)/increase in debt with original maturities of 90 days or less	(5.9)	94.2
Debt issuance costs	—	(2.5)
Dividends paid on common stock	(21.8)	(20.5)
Dividends paid on mandatory convertible preferred stock	—	(4.0)
Taxes paid for withheld share-based payments	(1.9)	(2.2)
Net cash (used by)/from financing activities	(79.4)	61.4

Effect of exchange rate changes on cash	2.2	(0.5)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	75.0	(17.7)
Cash, cash equivalents, and restricted cash, beginning of period	205.3	238.9
Cash, cash equivalents, and restricted cash, end of period	$280.3	$221.2

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2022	71,270	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	49.0	—	—	49.0
Share-based payments	—	—	4.6	—	—	—	4.6
Activity under stock plans	142	—	(8.5)	(0.3)	—	6.9	(1.9)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive income	—	—	—	—	(29.6)	—	(29.6)
December 31, 2022	71,412	$0.8	$802.9	$(256.0)	$(174.9)	$(242.0)	$130.8

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4

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

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2022 included in the Annual Report on Form 10-K dated November 15, 2022.

Recently Adopted Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01 Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Topic 848 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company has adopted the provisions of these updates on October 1, 2022 and will apply the guidance prospectively to contract modifications that are entered into for the purpose of establishing a new reference rate. The adoption of this guidance did not have a material impact to the financial statements.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2022 and 2021:

	For the Quarters Ended December 31,
Net Sales by products	2022	2021
Batteries	$639.5	$701.7
Auto Care	93.5	106.1
Lights	32.1	38.5
Total Net Sales	$765.1	$846.3

	For the Quarters Ended December 31,
	2022	2021
Net Sales by markets
North America	$456.3	$508.9
Modern Markets	153.6	165.3
Developing Markets	108.5	115.4
Distributors Markets	46.7	56.7
Total Net Sales	$765.1	$846.3

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

The acquisition was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The fair value of proprietary technology acquired and customer relationships were determined by applying the multi-period excess earnings method under the income approach.

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets, and continued employment with the Company over the three years following the acquisition. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. During the first quarter of fiscal 2022, $1.1 of this earn-out was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense. No amounts have been recognized for the second or third performance years under the agreements at December 31, 2022.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the three months ended December 31, 2021. There were no acquisition and integration costs incurred during the three months ended December 31, 2022.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the three months ended December 31, 2021, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the three months ended December 31, 2021 and primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the three months ended December 31, 2021, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development related to severance and R&D asset write-offs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across both segments. Activities currently outlined within this plan are expected to be substantially complete by September 30, 2024. As planned, the Company expects to incur pre-tax exit-related operating costs associated with these plans of approximately $40 to $50 and capital expenditures of $35 to $45 through the end of fiscal 2024.

2019 Restructuring Program - In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks. These plans included the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes. All activities within these plans were substantially completed by December 31, 2021, and the Company does not expect to incur additional material charges associated with these plans.

2020 Restructuring Program - In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing its global end-to-end supply chain network and ensuring accountability by category. This program included streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. This program was substantially complete by December 31, 2021. The Company does not expect to incur additional material charges associated with this program.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters ended December 31, 2022 and 2021 are noted in the table below and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2022	2021
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$(0.1)
Accelerated depreciation & asset write-offs	—	1.2
Other exit costs(1)	—	2.8
2019 Restructuring Total	$—	$3.9
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$0.2
Other restructuring related costs(2)	—	1.1
Selling, general and administrate expense
Severance and related benefit costs	—	0.1
2020 Restructuring Total	$—	$1.4
Project Momentum Restructuring
Costs of products sold
Other restructuring related costs(2)	$0.3	$—
Selling, general and administrate expense
Severance and related benefit costs	0.5	—
Other restructuring related costs(2)	5.8	—
Momentum Restructuring Cost Total	$6.6	$—
Total restructuring related expenses	$6.6	$5.3
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting fees for the restructuring program.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the quarter ended December 31, 2022 would be incurred within the Battery & Lights segment in the amounts of $5.8 and the Auto Care segment in the amount of $0.8. The restructuring costs noted above for the quarter ended December 31, 2021 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the Project Momentum restructuring program for the quarter ended December 31, 2022:

			Utilized
	September 30, 2022	Charge to Income	Cash	Non-Cash	December 31, 2022 [1]
Severance & termination related costs	$—	$0.5	$0.2	$—	$0.3
Other restructuring related costs	0.9	6.1	3.8	—	3.2
Total	$0.9	$6.6	$4.0	$—	$3.5
(1) At December 31, 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2019 restructuring program for the quarters ended December 31, 2021 and 2022:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	December 31, 2021 [1]
Severance & termination related costs	$1.4	$(0.1)	$1.0	$—	$0.3
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	4.5	—	0.5
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Total	$4.1	$3.9	$6.0	$1.2	$0.8

	September 30, 2022	Charge to Income	Cash	Non-Cash	December 31, 2022
Severance & termination related costs	$0.1	$—	$0.1	$—	$—
Total	$0.1	$—	$0.1	$—	$—
(1) At December 31, 2021, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2020 restructuring program for the quarters ended December 31, 2021 and 2022:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	December 31, 2021 [1]
Severance & termination related costs	$0.9	$0.3	$0.2	$—	$1.0
Other restructuring related costs	0.7	1.1	1.4	—	0.4
Total	$1.6	$1.4	$1.6	$—	$1.4

	September 30, 2022	Charge to Income	Cash	Non-Cash	December 31, 2022 [1]
Severance & termination related costs	$0.7	$—	$0.3	$—	$0.4
Total	$0.7	$—	$0.3	$—	$0.4
(1) At December 31, 2021 and 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock unit (RSU) awards, performance share awards, deferred compensation equity plans and the conversion of the Mandatory convertible preferred stock (MCPS).

During the second quarter of fiscal year 2022, the MCPS were converted to approximately 4.7 million shares of
Common stock and are no longer outstanding for fiscal 2023. For the quarter ended December 31, 2021, the conversion of the MCPS was not dilutive and the mandatory preferred stock dividends are included in the dilution calculation.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2022 and 2021:

(in millions, except per share data)	For the Quarters Ended December 31,
Basic net earnings per share	2022	2021
Net earnings	$49.0	$60.0
Mandatory preferred stock dividends	—	(4.0)
Net earnings attributable to common shareholders	$49.0	$56.0

Weighted average common shares outstanding - Basic	71.4	66.8

Basic net earnings per common share	$0.69	$0.84

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.4	66.8
Dilutive effect of RSU	0.2	0.2
Dilutive effect of performance shares	0.5	—
Dilutive effect of stock based deferred compensation plan	0.1	0.1
Weighted average common shares outstanding - Diluted	72.2	67.1

Diluted net earnings per common share	$0.68	$0.83

For the quarters ended December 31, 2022 and 2021, 0.2 million and 0.1 million RSU, respectively, were anti-dilutive and not included in the diluted net earnings per share calculation.

Performance based RSU shares of 1.3 million and 1.8 million were excluded for the quarters ended December 31, 2022 and 2021, respectively, as the performance targets for those awards have not been achieved as of the end of the applicable periods.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring costs, acquisition earn out and other items determined to be corporate in nature. Financial items, such as interest income and expense and gain on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of restructuring costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the product segments, varying by country and region of the world. Shared functions include the sales and marketing functions, as well as human resources, IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and may not represent the costs of such services if performed on a standalone basis.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarters ended December 31, 2022 and 2021 are presented below:

	For the Quarters Ended December 31,
	2022	2021
Net Sales
Batteries & Lights	$671.6	$740.2
Auto Care	93.5	106.1
Total net sales	$765.1	$846.3
Segment Profit
Batteries & Lights	$138.3	$168.4
Auto Care	10.6	(0.2)
Total segment profit	148.9	168.2

General corporate and other expenses (1)	(25.4)	(21.7)
Amortization of intangible assets	(16.0)	(15.2)
Project Momentum restructuring costs (2)	(6.6)	—
Acquisition and integration costs (3)	—	(16.5)
Acquisition earn out (4)	—	(1.1)
Interest expense	(42.9)	(37.0)
Gain on extinguishment of debt (5)	2.9	—
Other items	1.4	(0.2)
Total earnings before income taxes	$62.3	$76.5

Depreciation and amortization
Batteries & Lights	$13.4	$12.2
Auto Care	2.7	2.0
Total segment depreciation and amortization	$16.1	$14.2
Amortization of intangible assets	16.0	15.2
Total depreciation and amortization	$32.1	$29.4
(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Project Momentum Restructuring costs included $0.3 recorded in Cost of products sold and $6.3 recorded in SG&A for the quarter ended December 31, 2022.
(3) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and $1.1 in Research and development for the quarter ended December 31, 2021.
(4) This represents the earn out achieved through December 31, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(5) The Gain on the extinguishment of debt for the quarter ended December 31, 2022 relates to the repurchase of outstanding Senior Notes at a discount and repayment of term loan.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	December 31, 2022	September 30, 2022
Batteries & Lights	$1,319.1	$1,366.0
Auto Care	437.2	453.7
Total segment assets	$1,756.3	$1,819.7
Corporate	523.7	453.5
Goodwill and other intangible assets	2,297.9	2,298.9
Total assets	$4,577.9	$4,572.1

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2022 and December 31, 2022:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2022	$868.9	$134.2	$1,003.1
Cumulative translation adjustment	13.0	—	13.0
Balance at December 31, 2022	$881.9	$134.2	$1,016.1

Energizer had indefinite-lived intangible assets of $763.7 at December 31, 2022 and $762.5 at September 30, 2022. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at December 31, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.3	$(23.6)	$118.7
Customer relationships	394.1	(119.5)	274.6
Patents	33.9	(16.7)	17.2
Proprietary technology	172.5	(86.9)	85.6
Proprietary formulas	29.2	(7.2)	22.0
Vendor relationships	7.6	(7.6)	—
Total Amortizable intangible assets	779.6	(261.5)	518.1
Trademarks and trade names - indefinite lived	763.7	—	763.7
Total Other intangible assets, net	$1,543.3	$(261.5)	$1,281.8

Total intangible assets at September 30, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$141.8	$(21.4)	$120.4
Customer relationships	393.5	(112.6)	280.9
Patents	33.4	(15.7)	17.7
Proprietary technology	172.5	(81.5)	91.0
Proprietary formulas	29.2	(6.3)	22.9
Vendor relationships	6.9	(6.5)	0.4
Total Amortizable intangible assets	777.3	(244.0)	533.3
Trademarks and trade names - indefinite lived	762.5	—	762.5
Total Other intangible assets, net	$1,539.8	$(244.0)	$1,295.8

(8) Debt

The detail of long-term debt was as follows:

	December 31, 2022	September 30, 2022
Senior Secured Term Loan Facility due 2027	$1,154.0	$1,182.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	600.0
4.375% Senior Notes due 2029	791.3	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	695.9	637.1
Capital lease obligations	32.2	32.3
Total long-term debt, including current maturities	$3,557.1	$3,551.4
Less current portion	(12.4)	(12.4)
Less unamortized debt premium and debt issuance fees	(38.1)	(39.6)
Total long-term debt	$3,506.6	$3,499.4
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Credit Agreement - During the first quarter of fiscal 2023, the Company pre-paid $25.0 of the Senior Secured Term Loan due in 2027 (Term Loan). The Company wrote off $0.2 of deferred financing fees as a result of this early payment. Subsequent to the quarter, in January 2023, the Company pre-paid an additional $50.0 of the Term Loan.

On December 31, 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0, from the original $400.0 revolving credit facility. Debt issuances fees paid associated with the Credit Agreement were $2.5 in the three months ended December 31, 2021.

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

As of December 31, 2022, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of December 31, 2022. As of December 31, 2022 and September 30, 2022, the Company's weighted average interest rate on short-term borrowings was 6.6% and 4.7%, respectively.

Senior Notes - During the first quarter of fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6, resulting in a Gain on extinguishment of debt. The Company wrote off $0.3 of deferred financing fees as a result of these transactions, which reduced the gain.

The transactions associated with both the retirement of Senior Notes and prepayment of the Term Loan during the first quarter of fiscal 2023 resulted in a net Gain on extinguishment of debt for the quarter of $2.9 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

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

Notes payable - The Company had no notes payable balance at December 31, 2022 and $6.4 at September 30, 2022. At December 31, 2022 and September 30, 2022 the Company had no outstanding borrowings on the 2020 Revolving Facility. The September 30, 2022 balance is comprised of other borrowings, including those from foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2022, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long-term debt as of December 31, 2022 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	312.0

Thereafter	3,164.9
Total long-term debt payments due	$3,524.9

(9) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.
The Company’s net periodic pension cost/(benefit) for these plans are as follows:

	For the Quarters Ended December 31,
	U.S.		International
	2022	2021	2022	2021
Service cost	$—	$—	$0.1	$0.2
Interest cost	5.1	3.2	0.8	0.5
Expected return on plan assets	(5.2)	(5.7)	(0.7)	(0.8)
Amortization of unrecognized net losses	0.6	1.6	0.1	0.1
Net periodic cost/(benefit)	$0.5	$(0.9)	$0.3	$—

The service cost component of the net periodic cost/(benefit) above is recorded in Selling, general and administrative expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(10) Shareholders' Equity

During the second quarter of fiscal 2022, all outstanding shares of the Company's MCPS automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

In November 2020, the Board of Directors approved a share repurchase program for up to 7.5 million shares of its common stock. During the fourth quarter of fiscal 2021, the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares, in the first quarter of fiscal 2022, the $15.0 was reclassified to treasury stock on the Consolidated Statement of Shareholders' Equity at December 31, 2021.

Future share repurchases, if any, will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

On November 7, 2022, the Board of Directors declared a cash dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022, to all shareholders of record as of the close of business on November 28, 2022.

During the quarters ended December 31, 2022 and 2021, total dividends declared were $21.9 and $20.1, respectively. The payments made of $21.8 and $20.5 during the quarters ended December 31, 2022 and 2021, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

Subsequent to the end of the fiscal quarter, on January 30, 2023, the Board of Directors declared a cash dividend for the second quarter of fiscal 2023 of $0.30 per share of common stock, payable on March 16, 2023, to all shareholders of record as of the close of business on February 21, 2023.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2022 and September 30, 2022, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2022, the Company had variable rate debt outstanding of $1,154.0 under the 2020 Term Loan and the 2020 Revolving Facility.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap), that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at December 31, 2022.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2022 and September 30, 2022, Energizer had an unrealized pre-tax gain of $0.6 and $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2022 levels, over the next 12 months, $1.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024. There were 66 open foreign currency contracts at December 31, 2022, with a total notional value of approximately $175.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2024. There were thirteen open contracts at December 31, 2022, with a total notional value of approximately $43. The unrealized pre-tax loss recognized on the zinc contracts was $3.7 and $6.1 at December 31, 2022 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At December 31, 2022 and September 30, 2022, Energizer recorded an unrealized pre-tax gain of $81.5 and $86.4, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

gains on the underlying exposures, and as such are not subject to significant market risk. There were eleven open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2022, with a total notional value of approximately $133.

The following table provides the Company's estimated fair values as of December 31, 2022 and September 30, 2022, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2022 and 2021, respectively:

	At December 31, 2022	For the Quarter Ended December 31, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss)/Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income(Effective Portion) (3) (4)
Foreign currency contracts	$0.6	$(9.2)	$6.5
Interest rate swap	81.5	—	4.9
Zinc contracts	(3.7)	3.5	1.1
Total	$78.4	$(5.7)	$12.5

	At September 30, 2022	For the Quarter Ended December 31, 2021
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (3) (4)
Foreign currency contracts	$16.3	$(0.3)	$1.0
Interest rate swap	86.4	4.5	(1.8)
Zinc contracts	(6.1)	3.0	2.6
Total	$96.6	$7.2	$1.8
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of December 31, 2022 and September 30, 2022 and the gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2022 and 2021, respectively:

	At December 31, 2022	For the Quarter Ended December 31, 2022
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$0.3	$0.5

	At September 30, 2022	For the Quarter Ended December 31, 2021
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.6)	$1.9
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

Offsetting of derivative assets
		At December 31, 2022			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.8	$(1.5)	$4.3	$18.0	$—	$18.0

Offsetting of derivative liabilities
		At December 31, 2022			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.9)	$1.5	$(3.4)	$(2.3)	$—	$(2.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2022 and September 30, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2022	September 30, 2022
Deferred compensation	$(26.6)	$(24.6)
Derivatives - Foreign Currency contracts	0.6	16.3
Derivatives - Foreign Currency contracts (non-hedge)	0.3	(0.6)
Derivatives - Interest Rate Swap contracts	81.5	86.4
Derivatives - Zinc contracts	(3.7)	(6.1)
Net Assets at estimated fair value	$52.1	$71.4

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2022 and September 30, 2022. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using level 3 inputs. There were no level 3 fair value measurement gains or losses recognized during the quarters ended December 31, 2022 or 2021.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At December 31, 2022, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2022, the fair market value of fixed rate long-term debt was $2,027.0 compared to its carrying value of $2,370.9, and at September 30, 2022, the fair market value of fixed rate long-term debt was $1,795.7 compared to its carrying value of $2,337.1. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)
OCI before reclassifications	(18.6)	1.8	2.6	(6.7)	—	(20.9)
Reclassifications to earnings	—	0.6	(0.8)	(4.8)	(3.7)	(8.7)
Balance at December 31, 2022	$(96.3)	$(138.1)	$(2.8)	$0.2	$62.1	$(174.9)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended December 31,
	2022	2021
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(6.5)	$(1.0)	Cost of products sold
Interest rate contracts	(4.9)	1.8	Interest expense
Zinc contracts	(1.1)	(2.6)	Cost of products sold
	(12.5)	(1.8)	Earnings before income taxes
	3.2	0.4	Income tax expense
	$(9.3)	$(1.4)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.7	1.7	(2)
	(0.1)	(0.4)	Income tax benefit
	$0.6	$1.3	Net loss
Total reclassifications to earnings	$(8.7)	$(0.1)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2022	2021
Other items, net
Interest income	$(0.2)	$(0.2)
Foreign currency exchange (gain)/loss	(1.0)	1.3
Pension cost/(benefit) other than service costs	0.7	(1.1)
Other	(0.9)	0.2
Total Other items, net	$(1.4)	$0.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2022	September 30, 2022
Inventories
Raw materials and supplies	$149.4	$115.9
Work in process	207.5	201.6
Finished products	397.8	454.1
Total inventories	$754.7	$771.6
Other Current Assets
Miscellaneous receivables	$31.0	$29.9
Prepaid expenses	101.6	90.9
Value added tax collectible from customers	35.9	27.7
Other	34.1	42.9
Total other current assets	$202.6	$191.4
Property, Plant and Equipment
Land	$14.3	$14.4
Buildings	123.0	120.7
Machinery and equipment	844.3	828.2
Construction in progress	43.7	50.1
Finance Leases	39.3	39.0
Total gross property	1,064.6	1,052.4
Accumulated depreciation	(710.5)	(690.3)
Total property, plant and equipment, net	$354.1	$362.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$30.4	$13.4
Accrued trade allowances	57.3	57.7
Accrued Freight and warehousing	35.1	37.2
Accrued salaries, vacations and incentive compensation	29.3	60.6
Accrued interest expense	11.6	20.5
Restructuring reserve	3.9	1.7
Income taxes payable	46.9	36.7
Other	101.3	106.1
Total other current liabilities	$315.8	$333.9
Other Liabilities
Pensions and other retirement benefits	$50.1	$49.3
Deferred compensation	19.5	19.8
Mandatory transition tax	16.7	16.7
Other non-current liabilities	50.5	52.3
Total other liabilities	$136.8	$138.1

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2022, the Company had approximately $17.2 of purchase obligations under these contracts.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 15, 2022.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring costs, acquisition and integration costs, an acquisition earn out and the gain on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, gain on extinguishment of debt, other items, net, restructuring charges, the charges related to acquisition and integration costs, and an acquisition earn out have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, acquisition and integration, an acquisition earn out and the gain on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, acquisition and integration, an acquisition earn out and the gain on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The Impact of Currency is the change in foreign currency exchange rates year-over-year on reported results, which is calculated by comparing the value of current year foreign operations at the current period USD exchange rate versus the value of current year foreign operations at the prior period USD exchange rate. The impact of currency also includes gains/(losses) of currency hedging programs, and it excludes hyper-inflationary markets.
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, acquisition and integration and an acquisition earn out.

Coronavirus (COVID-19)

For the quarter ended December 31, 2022, Energizer continued to be impacted by the coronavirus (COVID-19) pandemic and its related effects. While it is not feasible to identify or quantify all of the direct and indirect implications of the COVID-19 pandemic on the Company's results of operations, the Company believes that the overall impact of the COVID-19 pandemic continued to be primarily driven by factors related to disruption in our global supply chain and changes in demand for products during the first quarter of fiscal 2023.

An inflationary environment marked by higher manufacturing and transportation costs as well as increased commodity costs is expected to continue in fiscal 2023. While we did not experience significant disruptions in our operations during the first quarter of fiscal 2023, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.

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

Restructuring Costs

Project Momentum Restructuring Program

In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across both segments. The restructuring component of the program is expected to generate $65 to $80 of annual pre-tax savings, and the Company estimates that it will incur one-time operating costs of $40 to $50 and capital expenditures of $35 to $45 over the next two years. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $80 and $100 with approximately $30 to $40 of those savings to be recognized in fiscal year 2023.

In the first quarter of fiscal 2023, the total pre-tax expense related to Project Momentum restructuring was $6.6. The expense primarily consisted of consulting, severance and other benefit related costs. These costs were reflected within Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs for the quarter ended December 31, 2022 would be incurred within the Battery & Lights segment in the amounts of $5.8 and the Auto Care segment in the amount of $0.8.

Total pre-tax charges relating to the Project Momentum restructuring program since inception are $7.5, and through the first quarter of fiscal 2023, the Company has realized $0.6 of the Project Momentum restructuring savings.

Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

2019 and 2020 Restructuring Programs

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

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category. This program included streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers. Planning and execution of this program began in fiscal year 2021, and all activities within this program were substantially complete by December 31, 2021.

The total pre-tax expense related to the 2019 and 2020 restructuring plans for the quarter ended December 31, 2021 was $5.3. The expense consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's 2019 and 2020 restructuring program costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for the quarter ended December 31, 2021 would be incurred within the Battery & Lights segment in the amounts of $5.1 and the Auto Care segment in the amount of $0.2.

Total pre-tax charges relating to the 2019 restructuring program and 2020 restructuring program since inceptions were $60.6 and $19.4, respectively. Fiscal 2022 marked the conclusion of the 2019 and 2020 Restructuring programs. The full amount of savings from these projects of approximately $55 to $60 are now included within our annual run-rate cost structure. The primary impact of the savings were reflected in Cost of products sold. We do not expect to incur additional material charges for these programs.

Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

Acquisition and Integration Costs

There were no acquisition and integration costs in the three months ended December 31, 2022. Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the three months ended December 31, 2021.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the three months ended December 31, 2021, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the three months ended December 31, 2021. The SG&A expenses incurred during the three months ended December 31, 2021 primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the three months ended December 31, 2021, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development related to severance and R&D asset write-offs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings of $49.0, or $0.68 per diluted common share, compared to Net earnings of $60.0, or $0.83 per diluted common share, in the prior year first fiscal quarter. Adjusted diluted net earnings per common share was $0.72 for the first fiscal quarter as compared to $1.03 in the prior year quarter, a decline of 30%.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring costs, acquisition and integration costs, an acquisition earn out and the gain on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended December 31,
	2022	2021
Net earnings attributable to common shareholders	$49.0	$56.0
Mandatory preferred stock dividends	—	(4.0)
Net earnings	49.0	60.0
Pre-tax adjustments
Project Momentum restructuring costs (1)	6.6	—
Acquisition and integration (2)	—	16.5
Acquisition earn out (3)	—	1.1
Gain on extinguishment of debt	(2.9)	—
Total adjustments, pre-tax	$3.7	$17.6
Total adjustments, after tax	$2.8	$13.8
Adjusted net earnings (4)	$51.8	$73.8
Mandatory preferred stock dividends	—	(4.0)
Adjusted net earnings attributable to common shareholders	$51.8	$69.8

Diluted net earnings per common share	$0.68	$0.83
Adjustments (per common share)
Project Momentum restructuring costs	0.07	—
Acquisition and integration	—	0.18
Acquisition earn out	—	0.01
Gain on extinguishment of debt	(0.03)	—
Impact for diluted share calculation (5)	—	0.01
Adjusted diluted net earnings per diluted common share (5)	$0.72	$1.03
Weighted average shares of common stock - Diluted	72.2	67.1
Adjusted Weighted average shares of common stock - Diluted (5)	72.2	71.8
Currency had an adverse impact in the three months ended December 31, 2022 to Earnings before income taxes of $10.0, or $0.11 per share, over the prior year.

(1) Project Momentum Restructuring costs included $0.3 recorded in Cost of products sold and $6.3 recorded in SG&A for the quarter ended December 31, 2022.
(2) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and $1.1 in Research and development for the quarter ended December 31, 2021.
(3) This represents the earn out achieved through December 31, 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A. No amounts have been recognized for the second or third performance years under the incentive agreements through December 31, 2022.
(4) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended December 31, 2022 and 2021 was 21.5% and 21.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
(5) For the quarter ended December 31, 2021, the Adjusted diluted net earnings per common share and Weighted average shares of common stock - Diluted is assuming the conversion of the Mandatory convertible preferred stock (MCPS) as those results are more dilutive. The shares have been adjusted for the 4.7 million share conversion and the preferred dividend has been excluded from the Adjusted net earnings.The Company no longer has any MCPS outstanding in fiscal 2023.

Highlights

Total Net sales	For the Quarter Ended December 31, 2022
	$ Change	% Chg
Net sales - prior year	$846.3
Organic	(45.6)	(5.4)%
Change in Argentina	1.3	0.2%
Change in Russia	(7.5)	(0.9)%
Impact of currency	(29.4)	(3.5)%
Net Sales - current year	$765.1	(9.6)%
See non-GAAP measure disclosures above.

Net sales were $765.1 for the first fiscal quarter of 2023, a decrease of $81.2 as compared to the prior year quarter. Organic Net sales decreased 5.4%, primarily driven by the following items:

•Approximately 13.5% of the decline to organic sales was due to lower volumes driven by the timing of holiday orders in the battery business and category declines from higher retail pricing and retailer inventory management in both battery and auto care; and
•As part of our focus on gross margin restoration, the Company exited some lower margin profile battery customers and products resulting in approximately 1.5% of additional decline to organic sales.

•Partially offsetting these declines was the continued benefit of global pricing actions in both the battery and auto care businesses which contributed approximately 9.5% of the increase to organic sales.

Gross margin percentage on a reported basis for the first fiscal quarter of 2023 was 39.0%, compared to 36.8% in the prior year. Excluding $0.3 of restructuring costs in the current quarter and $6.0 of integration costs in the prior year quarter results, adjusted gross margin was 39.0% compared to 37.5% in the prior year, an increase of 150 basis points from prior year and 280 basis points from the fourth quarter of fiscal 2022.

First Quarter
Gross margin - FY'22 Reported	36.8%
Prior year impact of Acquisition and integration costs	0.7%
Gross margin - FY'22 Adjusted	37.5%
Pricing	5.5%
Project Momentum continuous improvement initiatives	0.8%
Mix impact	0.3%
Product cost impacts	(4.2)%
Currency impact and other	(0.9)%
Gross margin - FY'23 Reported and Adjusted	39.0%

The Gross margin increase was largely driven by the continued benefit of the pricing initiatives and Project Momentum savings of $6.5 as well as the positive impact from exiting lower margin business. These benefits were partially offset by higher operating costs, including material and ocean freight costs, consistent with ongoing inflationary trends, as well as adverse currency impacts.

Selling, general, and administrative expense (SG&A) was $120.4 in the first fiscal quarter of 2023, or 15.7% of Net sales, as compared to $122.1, or 14.4% of Net sales, in the prior year period. Included in the first fiscal quarter of 2023 results were restructuring costs of $6.3 and included in the first quarter of 2022 results were integration costs of $9.4 and acquisition earn out costs of $1.1. Excluding restructuring and integration costs and the acquisition earn out, adjusted SG&A was $114.1, or 14.9% of Net sales in the first fiscal quarter of 2023, as compared to $111.6, or 13.2% of Net sales in the prior year period. The year-over-year increase was primarily driven by higher stock compensation expense, factoring fees and increased depreciation expense from our digital transformation initiatives. These increases were partially offset by Project Momentum savings and favorable currency impacts.
Advertising and sales promotion expense (A&P) was $53.4, or 7.0% of net sales, in the first fiscal quarter of 2023, as compared to $51.7, or 6.1% of Net sales, in the first fiscal quarter of 2022. The increase in the current year was due to planned brand support during the holiday season.
Research and Development (R&D) was $7.6, or 1.0% of Net sales, for the quarter ended December 31, 2022, as compared to $8.9, or 1.1% of Net sales, in the prior year comparative period, which included integration costs of $1.1.
Interest expense was $42.9 for the first fiscal quarter of 2023 compared to $37.0 for the prior year comparative period. The increased interest expense was due to higher interest rates in fiscal 2023 compared to fiscal 2022, partially offset by lower average outstanding debt in the current quarter.
Gain on extinguishment of debt was $2.9 for the first fiscal quarter of 2023, and relates to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the repayment of $25.0 outstanding on the term loan.
Other items, net was a credit of $1.4 and expense of $0.2 for the first fiscal quarters of 2023 and 2022, respectively.

	For the Quarters Ended December 31,
	2022	2021
Other items, net
Interest income	$(0.2)	$(0.2)
Foreign currency exchange (gain)/loss	(1.0)	1.3
Pension cost/(benefit) other than service costs	0.7	(1.1)
Other	(0.9)	0.2
Total Other items, net	$(1.4)	$0.2
The effective tax rate on a year to date basis was 21.3% as compared to 21.6% in the prior year. Excluding the impact of restructuring costs, acquisition and integration costs, acquisition earn out and the gain on extinguishment in debt, the year to date adjusted effective tax rate was 21.5% as compared to 21.6% in the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, restructuring costs, acquisition and integration activities, acquisition earn out and other items determined to be corporate in nature. Financial items, such as interest income and expense and gain on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of restructuring and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

Energizer’s operating model includes a combination of standalone and shared business functions between the product segments, varying by country and region of the world. Shared functions include the sales and marketing functions, as well as human resources, IT and finance shared service costs. Energizer applies a fully allocated cost basis, in which shared business functions are allocated between segments. Such allocations are estimates, and may not represent the costs of such services if performed on a standalone basis.

Segment Net Sales	Quarter Ended December 31, 2022
	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$740.2
Organic	(34.8)	(4.7)%
Change in Argentina	1.3	0.2%
Change in Russia	(7.3)	(1.0)%
Impact of currency	(27.8)	(3.8)%
Net sales - current year	$671.6	(9.3)%

Auto Care
Net sales - prior year	$106.1
Organic	(10.8)	(10.2)%
Change in Russia	(0.2)	(0.2)%
Impact of currency	(1.6)	(1.5)%
Net sales - current year	$93.5	(11.9)%

Total Net Sales
Net sales - prior year	$846.3
Organic	(45.6)	(5.4)%
Change in Argentina	1.3	0.2%
Change in Russia	(7.5)	(0.9)%
Impact of currency	(29.4)	(3.5)%
Net sales - current year	$765.1	(9.6)%

Results for the Quarter Ended December 31, 2022

Battery & Lights reported Net Sales decreased 9.3% as compared to the prior year. Organic net sales decreased $34.8, or 4.7%, for the first fiscal quarter. The organic decline was due to lower volumes, driven by the timing of holiday orders, category declines from higher retail pricing and retailer inventory management at the end of the calendar year (approximately 13%), as well as the exit of some lower margin profile customers and products as a part of Project Momentum initiatives (approximately 2%). This was partially offset by the continued benefits of global pricing actions (approximately 10%).

Auto Care reported Net sales decreased 11.9% as compared to the prior year. Organic net sales decreased $10.8, or 10.2%, for the first fiscal quarter. The organic decline was driven by deceased volumes from inflationary pressures, the comp of elevated prior year demand and retailer inventory management (approximately 17%). This was partially offset by the continued benefits of global pricing actions (approximately 7%).

Segment Profit	Quarter Ended December 31, 2022
	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$168.4
Organic	(15.6)	(9.3)%
Change in Russia	(0.6)	(0.4)%
Impact of currency	(13.9)	(8.2)%
Segment profit - current year	$138.3	(17.9)%

Auto Care
Segment profit/(loss) - prior year	(0.2)
Organic	12.3	NM *
Change in Argentina	(0.1)	NM *
Impact of currency	(1.4)	NM *
Segment profit - current year	$10.6	NM *

Total Segment Profit
Segment profit - prior year	168.2
Organic	(3.3)	(2.0)%
Change in Argentina	(0.1)	(0.1)%
Change in Russia	(0.6)	(0.4)%
Impact of currency	(15.3)	(9.0)%
Segment profit - current year	$148.9	(11.5)%

Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

*NM - These percentage calculations are not meaningful.

Results for the Quarter Ended December 31, 2022

Global reported segment profit decreased 11.5% as compared to the prior year. Organic profit decrease was $3.3, or 2.0%. The organic decrease was driven by the decrease in organic net sales as well as higher A&P and SG&A spend compared to the prior year. This decrease was partially offset by savings from Project Momentum initiatives.
Battery & Lights reported segment profit decreased by 17.9% as compared to the prior year. Organic segment profit decreased by $15.6, or 9.3%, due to the decrease in organic net sales discussed above as well as higher SG&A and A&P spending. Partially offsetting this decline was savings from Project Momentum initiatives.

Auto Care reported segment profit increased $10.8 as compared to the prior year driven by the favorable organic segment profit increase of $12.3. The increase was driven by an improvement in gross margin due to Project Momentum initiatives as well as a decrease in SG&A. These increases were partially offset by the decline in organic revenue growth in Auto Care noted above and higher A&P spending.

General Corporate	For the Quarters Ended December 31,
	2022	2021
General corporate and other expenses	$25.4	$21.7
% of Net Sales	3.3%	2.6%

For the quarter ended December 31, 2022, general corporate and other expenses were $25.4, an increase of $3.7 as compared to the prior year comparative period. The current quarter increase was primarily driven by increased stock compensation expense in the current year.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on November 15, 2022 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2022, Energizer had $280.3 of cash and cash equivalents, approximately 73% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

During the quarter, the Company repurchased $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 at a total discount of $3.4. The Company also paid down $28.0 of the Term Loan during the quarter. The extinguishment of this debt, less the write-off of associated deferred financing fees, resulted in a Gain on extinguishment of debt during the quarter of $2.9.

As of December 31, 2022, the Company had no outstanding borrowing under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of December 31, 2022. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $161.0 in the three months ended December 31, 2022, as compared to cash flow used by operating activities of $54.6 in the prior year period. This change in cash flows of $215.6 was primarily driven by working capital changes year over year of approximately $227. The working capital change of approximately $227 was primarily a result of the following:

•Approximately $120 is due to collections of accounts receivable, net of trade spend, in the current year compared to the prior year. The Company had reduced its factoring at the end of fiscal year 2022 compared to the prior year, which resulted in higher collections in the first quarter of fiscal 2023.

•Approximately $64 of less inventory investment compared to the prior year as the Company was proactively building safety stock in the prior year and reduced the investment in the current year as inventory levels return to a more normalized level; and

•Approximately $42 due to changes in accounts payable and accrued liabilities driven by timing of payments.

Investing Activities

Net cash used by investing activities was $8.8 and $24.0 for the three months ended December 31, 2022 and 2021, respectively, and consisted of the following:

•Capital expenditures of $9.5 and $24.4 in the three months ended December 31, 2022 and 2021, respectively;

•Proceeds from assets sales were $0.7 in the three months ended December 31, 2022; and

•Acquisitions, net of cash acquired and working capital settlements was an inflow of $0.4 from the Formulations Acquisition working capital settlement in fiscal 2022.

Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2023 for capital expenditures relating to maintenance, product development and cost reduction investments, including Project Momentum capital initiatives.

Financing Activities

Net cash used by financing activities was $79.4 for the three months ended December 31, 2022 as compared to cash from financing activities of $61.4 in the prior fiscal year period. For the three months ended December 31, 2022, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $49.8, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $28.0;

•Net decrease in debt with original maturities of 90 days or less of $5.9 primarily related to repayment of international borrowings;

•Dividends paid on common stock of $21.8 (see below); and

•Taxes paid for withheld share-based payments of $1.9.

For the three months ended December 31, 2021, cash from financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $3.6, primarily related to the quarterly principal payments on the Term Loan;

•Net increase in debt with original maturities of 90 days or less of $94.2 primarily related to borrowing under our 2020 Revolving Facility;

•Debt issuance costs of $2.5 relating to the amendment of the Credit Agreement in December 2021;

•Dividends paid on common stock of $20.5;

•Dividends paid on MCPS of $4.0; and

•Taxes paid for withheld share-based payments of $2.2.

Dividends

On November 7, 2022, the Board of Directors declared a cash dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022. Subsequent to the end of the quarter, on January 30, 2023, the Board of Directors declared a cash dividend for the second quarter of 2023 of $0.30 per share of common stock, payable on March 16, 2023, to all shareholders of record as of the close of business on February 21, 2023.

Share Repurchases

In November 2020, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock. The Company has 5.0 million shares remaining under this authorization.

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
Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2022 were $14.6. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,524.9 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and LIBOR rate on drawn debt at December 31, 2022 is $905.8, with $158.2 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (LIBOR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has a long-term obligation to pay a mandatory transition tax of $16.7. No payments are required until fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $17.2. Of this amount, $10.2 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at December 31, 2022 are $151.5 and $68.0, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.7 and $2.5, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2022 and September 30, 2022, Energizer had unrealized pre-tax gains of $0.6 and $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2022 levels over the next twelve months, $1.0 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2022 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended December 31, 2022 and 2021 resulted in a gain of $0.5 and $1.9, respectively, and was recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into the second fiscal quarter of 2024. There were 13 open contracts at December 31, 2022, with a total notional value of approximately $43. The pre-tax unrealized loss on the zinc contracts was $3.7 and $6.1 at December 31, 2022 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2022, Energizer had variable rate debt outstanding of $1,154.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

At December 31, 2022 and September 30, 2022, Energizer recorded a unrealized pre-tax gain of $81.5 and $86.4 on the 2020 Interest rate swap, respectively. For the quarter ended December 31, 2022, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.55%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission on November 15, 2022, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2023 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	—	—	5,041,940
November 1 - November 30	—	—	—	5,041,940
December 1 - December 31	—	—	—	5,041,940
Total	—	—	—	5,041,940

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Fourth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2020).

3.3	Certificate of Designations of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc., filed with the Secretary of State of the State of Missouri and effective January 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 18, 2019).

10.1	Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2023).

10.2*	Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan.

10.3*	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan.

10.4*	Form of Director Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan.

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	February 6, 2023