Form 10-Q
period 2023-03-31
ENERGIZER HOLDINGS, INC.
filed 2023-05-08
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 5, 2023: 71,476,738.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net sales	$684.1	$685.4	$1,449.2	$1,531.7
Cost of products sold	430.8	447.0	897.6	981.7
Gross profit	253.3	238.4	551.6	550.0
Selling, general and administrative expense	118.3	123.4	238.7	245.5
Advertising and sales promotion expense	18.4	19.6	71.8	71.3
Research and development expense	8.0	7.9	15.6	16.8
Amortization of intangible assets	14.5	15.2	30.5	30.4
Interest expense	42.0	38.3	84.9	75.3
Loss/(gain) on extinguishment of debt	0.9	—	(2.0)	—
Other items, net	0.8	6.0	(0.6)	6.2
Earnings before income taxes	50.4	28.0	112.7	104.5
Income tax provision	10.4	9.0	23.7	25.5
Net earnings	40.0	19.0	89.0	79.0
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings attributable to common shareholders	$40.0	$19.0	$89.0	$75.0

Basic net earnings per common share	$0.56	$0.27	$1.25	$1.09
Diluted net earnings per common share	$0.55	$0.27	$1.23	$1.09

Weighted average shares of common stock - Basic	71.5	70.4	71.4	68.6
Weighted average shares of common stock - Diluted	72.4	71.6	72.3	69.0

Statements of Comprehensive Income:
Net earnings	$40.0	$19.0	$89.0	$79.0
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	1.4	22.7	(17.2)	35.0
Pension activity, net of tax of $0.2 and $1.4, quarter and six months ended March 31, 2023, respectively and $0.5 and $0.9 for the quarter and six months ended March 31, 2022, respectively.	0.7	1.9	3.1	3.1
Deferred (loss)/gain on hedging activity, net of tax of $(3.3) and $(8.0), for the quarter and six months ended March 31, 2023, respectively and $9.2 and $9.4 for the quarter and six months ended March 31, 2022, respectively.	(10.8)	25.1	(24.2)	30.3
Total comprehensive income	$31.3	$68.7	$50.7	$147.4
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2023	September 30, 2022
Current assets
Cash and cash equivalents	$193.7	$205.3
Trade receivables, less allowance for doubtful accounts of $4.0 and $2.9, respectively	357.2	421.7
Inventories	746.7	771.6
Other current assets	190.5	191.4
Total current assets	1,488.1	1,590.0
Property, plant and equipment, net	350.3	362.1
Operating lease assets	99.6	100.1
Goodwill	1,019.5	1,003.1
Other intangible assets, net	1,267.3	1,295.8
Deferred tax asset	66.7	61.8
Other assets	144.5	159.2
Total assets	$4,436.0	$4,572.1

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of capital leases	0.3	0.4
Notes payable	2.0	6.4
Accounts payable	329.4	329.4
Current operating lease liabilities	16.2	15.8
Other current liabilities	277.0	333.9
Total current liabilities	636.9	697.9
Long-term debt	3,414.6	3,499.4
Operating lease liabilities	87.2	88.2
Deferred tax liability	16.1	17.9
Other liabilities	132.8	138.1
Total liabilities	4,287.6	4,441.5
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	786.4	828.7
Retained losses	(216.0)	(304.7)
Treasury stock	(239.2)	(248.9)
Accumulated other comprehensive loss	(183.6)	(145.3)
Total shareholders' equity	148.4	130.6
Total liabilities and shareholders' equity	$4,436.0	$4,572.1

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$89.0	$79.0
Non-cash integration and restructuring charges	0.9	3.0
Depreciation and amortization	62.5	58.6
Deferred income taxes	(4.1)	0.3
Share-based compensation expense	12.9	6.4
Gain on extinguishment of debt	(2.0)	—
Non-cash charges for exiting the Russian market	—	13.4
Non-cash items included in income, net	11.9	7.8
Other, net	1.8	(3.7)
Changes in current assets and liabilities used in operations	37.3	(273.5)
Net cash from/(used by) operating activities	210.2	(108.7)

Cash Flow from Investing Activities
Capital expenditures	(18.7)	(45.9)
Proceeds from sale of assets	0.7	0.1
Acquisitions, net of cash acquired and working capital settlements	—	0.4
Net cash used by investing activities	(18.0)	(45.4)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	300.0
Payments on debt with maturities greater than 90 days	(152.9)	(7.2)
Net decrease in debt with original maturities of 90 days or less	(5.3)	(102.2)
Debt issuance costs	—	(7.3)
Dividends paid on common stock	(43.3)	(42.8)
Dividends paid on mandatory convertible preferred stock	—	(8.0)
Taxes paid for withheld share-based payments	(1.9)	(2.3)
Net cash (used by)/from financing activities	(203.4)	130.2

Effect of exchange rate changes on cash	(0.4)	(1.8)

Net decrease in cash, cash equivalents, and restricted cash	(11.6)	(25.7)
Cash, cash equivalents, and restricted cash, beginning of period	205.3	238.9
Cash, cash equivalents, and restricted cash, end of period	$193.7	$213.2

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2022	71,270	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	49.0	—	—	49.0
Share-based payments	—	—	4.6	—	—	—	4.6
Activity under stock plans	142	—	(8.5)	(0.3)	—	6.9	(1.9)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive loss	—	—	—	—	(29.6)	—	(29.6)
December 31, 2022	71,412	$0.8	$802.9	$(256.0)	$(174.9)	$(242.0)	$130.8
Net earnings	—	—	—	40.0	—	—	40.0
Share-based payments	—	—	8.3	—	—	—	8.3
Activity under stock plans	65	—	(2.8)	—	—	2.8	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive loss	—	—	—	—	(8.7)	—	(8.7)
March 31, 2023	71,477	$0.8	$786.4	$(216.0)	$(183.6)	$(239.2)	$148.4

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4
Net earnings	—	—	—	—	—	19.0	—	—	19.0
Share-based payments	—	—	—	—	5.1	—	—	—	5.1
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Activity under stock plans	—	17	—	—	(0.7)	(0.1)	—	0.7	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive income	—	—	—	—	—	—	49.7	—	49.7
March 31, 2022	—	71,250	$—	$0.8	$844.4	$27.9	$(162.0)	$(249.8)	$461.3

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

Recently Adopted Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01 Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (collectively ASC 848). Topic 848 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company has adopted the provisions of these updates on October 1, 2022 and has applied the guidance prospectively to contract modifications that were entered into for the purpose of establishing a new reference rate during the second quarter of fiscal 2023. Refer to notes 8 and 11 for additional information. The adoption of this guidance did not have a material impact to the Company's financial statements.

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

The Company’s revenue is primarily generated from the sale of finished product to customers. Sales predominantly contain a single delivery element, or performance obligation, and revenue is recognized at a single point in time

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

when title, ownership and risk of loss pass to the customer. This typically occurs when finished goods are delivered to the customer or when finished goods are picked up by the carrier at origin or the customer, depending on contract terms.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and six months ended March 31, 2023 and 2022:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales by products	2023	2022	2023	2022
Batteries	$480.1	$488.5	$1,119.6	$1,190.2
Auto Care	178.2	168.9	271.7	275.0
Lights	25.8	28.0	57.9	66.5
Total Net Sales	$684.1	$685.4	$1,449.2	$1,531.7

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales by markets
North America	$430.9	$417.7	$887.2	$926.6
Modern Markets	111.7	115.2	265.3	280.5
Developing Markets	96.3	99.9	204.8	215.3
Distributors Markets	45.2	52.6	91.9	109.3
Total Net Sales	$684.1	$685.4	$1,449.2	$1,531.7

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets, and continued employment with the Company over the three years following the acquisition. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. During the six months ended March 31, 2022, $1.1 of this earn-out was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense. No amounts have been recognized for the second or third performance years under the agreements at March 31, 2023.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the six months ended March 31, 2022. There were no acquisition and integration costs incurred during the six months ended March 31, 2023.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the six months ended March 31, 2022, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the six months ended March 31, 2022 and primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the six months ended March 31, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development (R&D) related to severance and R&D asset write-offs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across both segments. Activities currently outlined within this plan are expected to be substantially complete by September 30, 2024. As planned, the Company expects to incur pre-tax exit-related cash operating costs associated with these plans of approximately $40 to $50, non-cash costs of approximately $10, and capital expenditures of $35 to $45 through the end of fiscal 2024.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters and six months ended March 31, 2023 and 2022 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$—	$(0.1)
Accelerated depreciation & asset write-offs	—	—	—	1.2
Other exit costs(1)	—	—	—	2.8
2019 Restructuring Total	$—	$—	$—	$3.9
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$—	$0.2
Other restructuring related costs(2)	—	—	—	1.1
Selling, general and administrate expense
Severance and related benefit costs	—	—	—	0.1
2020 Restructuring Total	$—	$—	$—	$1.4
Project Momentum Restructuring
Costs of products sold
Severance and related benefit costs	$4.9	$—	$4.9	$—
Accelerated depreciation & asset write-offs	0.9	—	0.9	—
Other restructuring related costs(2)	(0.1)	—	0.2	—
Selling, general and administrate expense
Severance and related benefit costs	—	—	0.6	—
Other restructuring related costs(2)	1.8	—	7.5	—
Momentum Restructuring Cost Total	$7.5	$—	$14.1	$—
Total restructuring related expenses	$7.5	$—	$14.1	$5.3
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs..
(2) Primarily includes consulting and legal fees for the restructuring program.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring costs for the quarter and six months ended March 31, 2023 would be incurred within the Battery & Lights segment in the amounts of $6.8 and $12.6 and the Auto Care segment in the amount of $0.7 and $1.5, respectively. The pre-tax restructuring costs for the six months ended March 31, 2022 would have been incurred within the Battery & Lights segment in the amount of $5.1 and the Auto Care segment in the amount of $0.2.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the Project Momentum restructuring program for the six months ended March 31, 2023:

			Utilized
	September 30, 2022	Charge to Income	Cash	Non-Cash	March 31, 2023 (1)
Severance & termination related costs	$—	$5.5	$0.6	$—	$4.9
Accelerated depreciation & asset write-offs	—	0.9	—	0.9	—
Other restructuring related costs	0.9	7.7	7.1	—	1.5
Total	$0.9	$14.1	$7.7	$0.9	$6.4
(1) At March 31, 2023, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 13, Supplemental Financial Statement Information for additional details.

The following table summarizes the activity related to the 2019 restructuring program for the six months ended March 31, 2022 and 2023:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	March 31, 2022 (1)
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	5.0	—	—
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Total	$4.1	$3.9	$6.7	$1.2	$0.1

	September 30, 2022	Charge to Income	Cash	Non-Cash	March 31, 2023 (1)
Severance & termination related costs	$0.1	$—	$0.1	$—	$—
Total	$0.1	$—	$0.1	$—	$—
(1) At March 31, 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

The following table summarizes the activity related to the 2020 restructuring program for the six months ended March 31, 2022 and 2023:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	March 31, 2022 (1)
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	—
Total	$1.6	$1.4	$2.3	$—	$0.7

	September 30, 2022	Charge to Income	Cash	Non-Cash	March 31, 2023 (1)
Severance & termination related costs	$0.7	$—	$0.6	$—	$0.1
Total	$0.7	$—	$0.6	$—	$0.1
(1) At March 31, 2022 and 2023, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2023 and 2022:

(in millions, except per share data)	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Basic net earnings per share	2023	2022	2023	2022
Net earnings	$40.0	$19.0	$89.0	$79.0
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings attributable to common shareholders	$40.0	$19.0	$89.0	$75.0

Weighted average common shares outstanding - Basic	71.5	70.4	71.4	68.6

Basic net earnings per common share	$0.56	$0.27	$1.25	$1.09

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.5	70.4	71.4	68.6
Dilutive effect of RSU	0.4	0.1	0.3	0.1
Dilutive effect of performance shares	0.5	0.1	0.5	0.2
Dilutive effect of stock based deferred compensation plan	—	0.1	0.1	0.1
Dilutive effect of MCPS	—	0.9	—	—
Weighted average common shares outstanding - Diluted	72.4	71.6	72.3	69.0

Diluted net earnings per common share	$0.55	$0.27	$1.23	$1.09

For the quarters ended March 31, 2023 and 2022, 0.1 million and 0.4 million RSU, respectively, were anti-dilutive and not included in the diluted net earnings per share calculation. For the six months ended March 31, 2023 and 2022, 0.2 million and 0.3 million RSU, respectively, were antidilutive and not included in the diluted net earnings per share calculation.

Performance based RSU shares of 1.3 million and 1.6 million were excluded for the quarters ended March 31, 2023 and 2022, respectively, as the performance targets for those awards have not been achieved as of the end of the applicable periods. For the six months ended March 31, 2023 and 2022, performance based RSU of 1.3 million and 1.6 million, respectively, were antidilutive and therefore excluded, as the performance targets for those awards have not been achieved as of the end of the applicable period.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring costs, acquisition earn out, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense and (loss)/gain on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of restructuring costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Segment sales and profitability for the quarters and six months ended ended March 31, 2023 and 2022 are presented below:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales
Batteries & Lights	$505.9	$516.5	$1,177.5	$1,256.7
Auto Care	178.2	168.9	271.7	275.0
Total net sales	$684.1	$685.4	$1,449.2	$1,531.7
Segment Profit
Batteries & Lights	$114.5	$95.3	$252.8	$263.7
Auto Care	29.4	24.3	40.0	24.1
Total segment profit	$143.9	$119.6	$292.8	$287.8

General corporate and other expenses (1)	(27.8)	(25.6)	(53.2)	(47.3)
Amortization of intangible assets	(14.5)	(15.2)	(30.5)	(30.4)
Project Momentum restructuring costs (2)	(7.5)	—	(14.1)	—
Acquisition and integration costs (3)	—	—	—	(16.5)
Acquisition earn out (4)	—	—	—	(1.1)
Interest expense	(42.0)	(38.3)	(84.9)	(75.3)
Exit of Russian market (5)	—	(14.0)	—	(14.0)
(Loss)/gain on extinguishment of debt	(0.9)	—	2.0	—
Other items - Adjusted (6)	(0.8)	1.5	0.6	1.3
Total earnings before income taxes	$50.4	$28.0	$112.7	$104.5

Depreciation and amortization
Batteries & Lights	$13.1	$11.7	$26.5	$23.9
Auto Care	2.8	2.3	5.5	4.3
Total segment depreciation and amortization	$15.9	$14.0	$32.0	$28.2
Amortization of intangible assets	14.5	15.2	30.5	30.4
Total depreciation and amortization	$30.4	$29.2	$62.5	$58.6

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Project Momentum Restructuring costs included $5.7 and $6.0 recorded in Cost of products sold, and $1.8 and $8.1 recorded in SG&A during the quarter and six months ended March 31, 2023, respectively.
(3) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and $1.1 in Research and development for the six months ended March 31, 2022.
(4) This represents the earn out achieved through March 31, 2022 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(5) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in the impairment of inventory recorded in Cost of products sold of $0.7, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(6) Other items, net on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included costs associated with the exit of the Russian market of $7.5 for the quarter and six months ended March 31, 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	March 31, 2023	September 30, 2022
Batteries & Lights	$1,250.2	$1,366.0
Auto Care	469.9	453.7
Total segment assets	$1,720.1	$1,819.7
Corporate	429.1	453.5
Goodwill and other intangible assets	2,286.8	2,298.9
Total assets	$4,436.0	$4,572.1

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2022 and March 31, 2023:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2022	$868.9	$134.2	$1,003.1
Cumulative translation adjustment	16.4	—	16.4
Balance at March 31, 2023	$885.3	$134.2	$1,019.5

Energizer had indefinite-lived intangible assets of $763.4 at March 31, 2023 and $762.5 at September 30, 2022. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at March 31, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.4	$(25.5)	$116.9
Customer relationships	394.3	(126.6)	267.7
Patents	34.0	(16.9)	17.1
Proprietary technology	172.5	(91.3)	81.2
Proprietary formulas	29.2	(8.2)	21.0
Vendor relationships	7.6	(7.6)	—
Total Amortizable intangible assets	780.0	(276.1)	503.9
Trademarks and trade names - indefinite lived	763.4	—	763.4
Total Other intangible assets, net	$1,543.4	$(276.1)	$1,267.3

Total intangible assets at September 30, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$141.8	$(21.4)	$120.4
Customer relationships	393.5	(112.6)	280.9
Patents	33.4	(15.7)	17.7
Proprietary technology	172.5	(81.5)	91.0
Proprietary formulas	29.2	(6.3)	22.9
Vendor relationships	6.9	(6.5)	0.4
Total Amortizable intangible assets	777.3	(244.0)	533.3
Trademarks and trade names - indefinite lived	762.5	—	762.5
Total Other intangible assets, net	$1,539.8	$(244.0)	$1,295.8

(8) Debt

The detail of long-term debt was as follows:

	March 31, 2023	September 30, 2022
Senior Secured Term Loan Facility due 2027	$1,051.0	$1,182.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	600.0
4.375% Senior Notes due 2029	791.3	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	704.5	637.1
Capital lease obligations	32.1	32.3
Total long-term debt, including current maturities	$3,462.6	$3,551.4
Less current portion	(12.3)	(12.4)
Less unamortized debt premium and debt issuance fees	(35.7)	(39.6)
Total long-term debt	$3,414.6	$3,499.4
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Credit Agreement - During the first quarter of fiscal 2023, the Company pre-paid $25.0 of the Senior Secured Term Loan due in 2027 (Term Loan). The Company wrote off $0.2 of deferred financing fees as a result of this early payment during the first quarter of 2023. During the second quarter of fiscal 2023, the Company pre-paid an additional $100.0 of the Term Loan. The Company wrote off $0.9 of deferred financing fees as a result of this early payment. Subsequent to the quarter, the Company pre-paid an additional $30.0 of the Term Loan.

In February 2023, the Company amended the Credit Agreement to transition the interest reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Finance Rate (SOFR). There were no other changes to the Company's Credit Agreement or timing of cash flows. The amendment was entered into because the LIBOR rate historically used will no longer be published after June 30, 2023. The Company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract resulting in no impact to the Company's financial statements.

On December 31, 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0, from the original $400.0 revolving credit facility. Debt issuances fees paid associated with the Credit Agreement were $7.3 in the six months ended March 31, 2022.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants.

As of March 31, 2023, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of March 31, 2023. As of March 31, 2023 and September 30, 2022, the Company's weighted average interest rate on short-term borrowings was 6.6% and 4.7%, respectively.

Senior Notes - During the first quarter of fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6. The Company wrote off $0.3 of deferred financing fees as a result of these transactions.

The prepayment of the Term Loan during the quarter resulted in a net Loss on extinguishment of debt for the quarter ended March 31, 2023 of $0.9 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.The retirement of Senior Notes and prepayment of the Term Loan during the first two quarters of fiscal 2023 resulted in a net Gain on extinguishment of debt for the six months ended March 31, 2023 of $2.0 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Interest Rate Swaps - In December 2020, the Company entered into an interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021, the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

In February 2023, the Company amended the 2020 Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Refer to Note 11, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes payable - The Company had a $2.0 Notes payable balance at March 31, 2023 and $6.4 at September 30, 2022. The balances are comprised of other borrowings, including those from foreign affiliates. At March 31, 2023 and September 30, 2022 the Company had no outstanding borrowings on the 2020 Revolving Facility.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2023, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of March 31, 2023 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	1,303.0

Thereafter	2,079.5
Total long-term debt payments due	$3,430.5

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension cost/(benefit) for these plans are as follows:

	For the Quarters Ended March 31,
	U.S.		International
	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.2
Interest cost	5.1	3.2	0.9	0.4
Expected return on plan assets	(5.3)	(5.7)	(0.7)	(0.9)
Amortization of unrecognized net losses	0.5	1.6	0.1	0.3
Net periodic cost/(benefit)	$0.3	$(0.9)	$0.4	$—

	For the Six Months Ended March 31,
	U.S.		International
	2023	2022	2023	2022
Service cost	$—	$—	$0.2	$0.4
Interest cost	10.2	6.4	1.7	0.9
Expected return on plan assets	(10.5)	(11.4)	(1.4)	(1.7)
Amortization of unrecognized net losses	1.1	3.2	0.2	0.4
Net periodic (benefit)/cost	$0.8	$(1.8)	$0.7	$—

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

In November 2020, the Board of Directors approved a share repurchase program for up to 7.5 million shares of its common stock. During the fourth quarter of fiscal 2021, the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares, in the first quarter of fiscal 2022, the $15.0 was reclassified to treasury stock on the Consolidated Statement of Shareholders' Equity.

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

During the six months ended March 31, 2023 and 2022, total dividends declared to common shareholders were $43.9 and $42.0, respectively. The payments made of $43.3 and $42.8 during the quarters ended March 31, 2023 and 2022, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022.

Subsequent to the end of the fiscal quarter, on May 1, 2023, the Board of Directors declared a cash dividend for the third quarter of fiscal 2023 of $0.30 per share of common stock, payable on June 13, 2023, to all shareholders of record as of the close of business on May 22, 2023.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2023 and September 30, 2022, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2023, the Company had variable rate debt outstanding of $1,051.0 under the 2020 Term Loan and the 2020 Revolving Facility.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap), that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at March 31, 2023.

In February 2023, the Company amended its Credit Agreement to transition the interest reference rate from LIBOR to SOFR. The amendment was entered into because the LIBOR rate historically used will no longer be published after June 30, 2023. The Company also amended the 2020 Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2023 and September 30, 2022, Energizer had an unrealized pre-tax loss of $0.7 and an unrealized pre-tax gain of $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2023 levels, over the next 12 months, $0.7 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024. There were 68 open foreign currency contracts at March 31, 2023, with a total notional value of approximately $177.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2024. There were sixteen open contracts at March 31, 2023, with a total notional value of approximately $44. The unrealized pre-tax loss recognized on the zinc contracts was $3.5 and $6.1 at March 31, 2023 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At March 31, 2023 and September 30, 2022, Energizer recorded an unrealized pre-tax gain of $68.5 and $86.4, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2023, with a total notional value of approximately $118.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2023 and September 30, 2022, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and six months ended March 31, 2023 and 2022, respectively:

	At March 31, 2023	For the Quarter Ended March 31, 2023		For the Six Months Ended March 31, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	(Loss)/Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(0.7)	$(0.2)	$1.1	$(9.4)	$7.6
Interest rate swap	68.5	(6.7)	6.3	(6.7)	11.2
Zinc contracts	(3.5)	(0.6)	(0.8)	2.9	0.3
Total	$64.3	$(7.5)	$6.6	$(13.2)	$19.1

	At September 30, 2022	For the Quarter Ended March 31, 2022		For the Six Months Ended March 31, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$16.3	$0.9	$1.8	$0.6	$2.8
Interest rate swap	86.4	32.3	(1.7)	36.8	(3.5)
Zinc contracts	(6.1)	3.0	1.9	6.0	4.5
Total	$96.6	$36.2	$2.0	$43.4	$3.8
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

The following table provides estimated fair values as of March 31, 2023 and September 30, 2022 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and six months ended March 31, 2023 and 2022, respectively:

	At March 31, 2023	For the Quarter Ended March 31, 2023	For the Six Months Ended March 31, 2023
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.2)	$0.1	$0.6

	At September 30, 2022	For the Quarter Ended March 31, 2022	For the Six Months Ended March 31, 2022
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.6)	$1.5	$3.4
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

Offsetting of derivative assets
		At March 31, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$3.1	$(1.3)	$1.8	$18.0	$—	$18.0

Offsetting of derivative liabilities
		At March 31, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.0)	$1.3	$(2.7)	$(2.3)	$—	$(2.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2023 and September 30, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	March 31, 2023	September 30, 2022
Deferred compensation	$(21.5)	$(24.6)
Derivatives - Foreign Currency contracts	(0.7)	16.3
Derivatives - Foreign Currency contracts (non-hedge)	(0.2)	(0.6)
Derivatives - Interest Rate Swap contracts	68.5	86.4
Derivatives - Zinc contracts	(3.5)	(6.1)
Net Assets at estimated fair value	$42.6	$71.4

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2023 and September 30, 2022. The Company does measure certain assets and

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using level 3 inputs. There were no level 3 fair value measurement gains or losses recognized during the quarters and six months ended March 31, 2023 or 2022.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At March 31, 2023, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2023, the fair market value of fixed rate long-term debt was $2,091.3 compared to its carrying value of $2,379.5, and at September 30, 2022, the fair market value of fixed rate long-term debt was $1,795.7 compared to its carrying value of $2,337.1. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)
OCI before reclassifications	(17.2)	2.1	2.1	(6.9)	(5.1)	(25.0)
Reclassifications to earnings	—	1.0	(0.2)	(5.6)	(8.5)	(13.3)
Balance at March 31, 2023	$(94.9)	$(137.4)	$(2.7)	$(0.8)	$52.2	$(183.6)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(1.1)	$(1.8)	$(7.6)	$(2.8)	Cost of products sold
Interest rate contracts	(6.3)	1.7	(11.2)	3.5	Interest expense
Zinc contracts	0.8	(1.9)	(0.3)	(4.5)	Cost of products sold
	(6.6)	(2.0)	(19.1)	(3.8)	Earnings before income taxes
	1.6	0.5	4.8	0.9	Income tax expense
	$(5.0)	$(1.5)	$(14.3)	$(2.9)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.6	1.9	1.3	3.6	(2)
	(0.2)	(0.5)	(0.3)	(0.9)	Income tax benefit
	$0.4	$1.4	$1.0	$2.7	Net loss
Total reclassifications to earnings	$(4.6)	$(0.1)	$(13.3)	$(0.2)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Other items, net
Interest income	$(1.1)	$(0.3)	$(1.3)	$(0.5)
Foreign currency exchange loss/(gain)	4.5	(0.1)	3.5	1.2
Pension cost/(benefit) other than service costs	0.6	(1.1)	1.3	(2.2)
Exit of Russian market	—	7.5	—	7.5
Other	(3.2)	—	(4.1)	0.2
Total Other items, net	$0.8	$6.0	$(0.6)	$6.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2023	September 30, 2022
Inventories
Raw materials and supplies	$148.4	$115.9
Work in process	224.0	201.6
Finished products	374.3	454.1
Total inventories	$746.7	$771.6
Other Current Assets
Miscellaneous receivables	$24.2	$29.9
Prepaid expenses	108.1	90.9
Value added tax collectible from customers	26.7	27.7
Other	31.5	42.9
Total other current assets	$190.5	$191.4
Property, Plant and Equipment
Land	$13.0	$14.4
Buildings	122.8	120.7
Machinery and equipment	842.3	828.2
Construction in progress	46.8	50.1
Finance Leases	39.2	39.0
Total gross property	1,064.1	1,052.4
Accumulated depreciation	(713.8)	(690.3)
Total property, plant and equipment, net	$350.3	$362.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$10.9	$13.4
Accrued trade allowances	43.0	57.7
Accrued freight and warehousing	29.7	37.2
Accrued salaries, vacations and incentive compensation	39.6	60.6
Accrued interest expense	20.7	20.5
Restructuring reserve	1.9	1.7
Income taxes payable	46.1	36.7
Other	85.1	106.1
Total other current liabilities	$277.0	$333.9
Other Liabilities
Pensions and other retirement benefits	$49.4	$49.3
Deferred compensation	16.9	19.8
Restructuring reserve	4.6	—
Mandatory transition tax	13.1	16.7
Other non-current liabilities	48.8	52.3
Total other liabilities	$132.8	$138.1

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2023, the Company had approximately $14.2 of purchase obligations under these contracts.

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring costs, acquisition and integration costs, an acquisition earn out, the costs of exiting the Russian market and the loss/(gain) on extinguishment of debt. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, loss/(gain) on extinguishment of debt, other items, net, restructuring charges, the charges related to acquisition and integration costs, the costs of exiting the Russian market and an acquisition earn out have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, acquisition and integration, an acquisition earn out, the costs of exiting the Russian market and the loss/(gain) on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, acquisition and integration, an acquisition earn out, costs of exiting the Russian market, and the loss/(gain) on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Selling, General & Administrative (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, acquisition and integration, an acquisition earn out and the costs of exiting the Russian market.

Coronavirus (COVID-19)

For the six months ended March 31, 2023, Energizer continued to be impacted by the coronavirus (COVID-19) pandemic and its related effects. While it is not feasible to identify or quantify all of the direct and indirect implications of the COVID-19 pandemic on the Company's results of operations, the Company believes that the overall impact of the COVID-19 pandemic continued to be primarily driven by factors related to disruption in our global supply chain and changes in demand for products during the first half of fiscal 2023.

An inflationary environment marked by higher manufacturing costs as well as increased commodity costs is expected to continue in fiscal 2023. While we did not experience significant disruptions in our operations during the first half of fiscal 2023, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.

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

Exit of Russian Market

During the second quarter of fiscal 2022, the Company exited the Russian market due to global economic and political uncertainty related to the conflict between Russia and Ukraine and the resultant sanctions imposed on Russia.

While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. Our Russian subsidiary comprised approximately one percent of our business.

With the decision to exit the Russian market, the Company terminated the employment of all our Russian colleagues and reviewed our Russian assets for impairment. Exiting the Russian market resulted in the impairment of inventory recorded to Cost of products sold of $0.7, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in the second quarter of fiscal 2022.

Restructuring Costs

Project Momentum Restructuring Program

In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across both segments. The restructuring component of the program is expected to generate $65 to $80 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of $40 to $50, non-cash costs of $10, and capital expenditures of $35 to $45 over the next two years. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $80 and $100 with approximately $30 to $40 of those savings to be recognized in fiscal year 2023.

In the second quarter of fiscal 2023, the total pre-tax expense related to Project Momentum restructuring was $7.5. For the six months ended March 31, 2023, the total pre-tax expense related to Project Momentum restructuring was $14.1. The expense primarily consisted of severance and other benefit related costs, accelerated depreciation and asset write-offs, and consulting costs. These costs were reflected within Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs for the quarter and six months ended March 31, 2023 would be incurred within the Battery & Lights segment in the amounts of $6.8 and $12.6 and the Auto Care segment in the amount of $0.7 and $1.5, respectively.

Total pre-tax charges relating to the Project Momentum restructuring program since inception are $15.0. Through the second quarter of fiscal 2023, the Company has realized $17.6 of the Project Momentum restructuring program savings, primarily within Cost of products sold on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

The total pre-tax expense related to the 2019 and 2020 restructuring plans for the six months ended March 31, 2022 was $5.3. The expense consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs. The costs were reflected in Cost of products sold and Selling, general and administrative expense on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

Acquisition and Integration Costs

Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the six months ended March 31, 2022. There were no acquisition and integration costs incurred during the six months ended March 31, 2023.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the six months ended March 31, 2022, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in Selling, general and administrative expense (SG&A) were $9.4 for the six months ended March 31, 2022 and primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the six months ended March 31, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development related to severance and R&D asset write-offs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net earnings of $40.0, or $0.55 per diluted common share, compared to Net earnings of $19.0, or $0.27 per diluted common share, in the prior year second fiscal quarter. Adjusted diluted net earnings per common share was $0.64 for the second fiscal quarter as compared to $0.47 in the prior year quarter, an increase of 36%.
For the six months ended March 31, 2023, Energizer reported Net earnings of $89.0, or $1.23 per diluted common share, compared to Net earnings of $75.0, or $1.09 per diluted common share, in the prior year comparable period. Adjusted diluted net earnings per common share was $1.36 for the six months period as compared to the $1.49 in the prior year comparable period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring costs, acquisition and integration costs, an acquisition earn out, costs to exit the Russian market and the loss/(gain) on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net earnings attributable to common shareholders	$40.0	$19.0	$89.0	$75.0
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings	40.0	19.0	89.0	79.0
Pre-tax adjustments
Project Momentum restructuring costs (1)	7.5	—	14.1	—
Acquisition and integration (2)	—	—	—	16.5
Acquisition earn out (3)	—	—	—	1.1
Loss/(gain) on extinguishment of debt	0.9	—	(2.0)	—
Exit of the Russian market (4)	—	14.0	—	14.0
Total adjustments, pre-tax	$8.4	$14.0	$12.1	$31.6
Total adjustments, after tax	$6.5	$14.3	$9.3	$28.1
Adjusted net earnings (5)	$46.5	$33.3	$98.3	$107.1
Mandatory preferred stock dividends	—	—	—	(4.0)
Adjusted net earnings attributable to common shareholders	$46.5	$33.3	$98.3	$103.1

Diluted net earnings per common share	$0.55	$0.27	$1.23	$1.09
Adjustments (per common share)
Project Momentum restructuring costs	0.08	—	0.15	—
Acquisition and integration	—	—	—	0.18
Acquisition earn out	—	—	—	0.01
Loss/(gain) on extinguishment of debt	0.01	—	(0.02)	—
Exit of Russian market	—	0.20	—	0.20
Impact for diluted share calculation (6)	—	—	—	0.01
Adjusted diluted net earnings per diluted common share (6)	$0.64	$0.47	$1.36	$1.49
Weighted average shares of common stock - Diluted	72.4	71.6	72.3	69.0
Adjusted Weighted average shares of common stock - Diluted (6)	72.4	71.6	72.3	71.8
Currency had an adverse impact in the second quarter to Earnings before income tax of $10.4, or $0.11 per share, and of $20.4, or $0.22 per share, in the six months ended March 31, 2023 over the prior year.

(1) Project Momentum Restructuring costs for the quarter and six months ended March 31, 2023, included $5.7 and $6.0 recorded in Cost of products sold, respectively, and $1.8 and $8.1 recorded in SG&A, respectively.
(2) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and $1.1 in Research and development for the six months ended March 31, 2022.
(3) This represents the earn out achieved through March 31, 2022 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A. No amounts have been recognized for the second or third performance years under the incentive agreements through March 31, 2023.
(4) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in the impairment of inventory recorded to Cost of products sold of $0.7, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in the second quarter of fiscal 2022.
(5) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended March 31, 2023 and 2022 was 20.9% and 20.7%, respectively, and for the six months ended March 31, 2023 and 2022 was 21.2% and 21.3%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(6) During the quarter ended March 31, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. For the six months ended March 31, 2022, the full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation. The Company no longer has any MCPS outstanding in fiscal 2023.
Highlights

Total Net sales	For the Quarter Ended March 31, 2023		For the Six Months Ended March 31, 2023
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$685.4		$1,531.7
Organic	17.5	2.6%	(28.1)	(1.8)%
Change in Argentina Operations	0.7	0.1%	2.0	0.1%
Change in Russia Operations	(5.1)	(0.7)%	(12.6)	(0.8)%
Impact of currency	(14.4)	(2.2)%	(43.8)	(2.9)%
Net Sales - current year	$684.1	(0.2)%	$1,449.2	(5.4)%
See non-GAAP measure disclosures above.

Net sales were $684.1 for the second fiscal quarter of 2023, a decrease of $1.3 as compared to the prior year quarter. Organic Net sales increased 2.6%, primarily driven by the following items:

•The continued benefit of global pricing actions in both the battery and auto care businesses contributed approximately 13.0% to organic sales.

•Partially offsetting the increase were volume declines impacting organic revenue by approximately 9.5% due to the impact of higher retail pricing across both battery and auto care as well as general economic conditions impacting the consumer; and
•As part of our focus on gross margin restoration, the Company exited some lower margin profile battery customers and products, resulting in approximately 1.0% decline to organic sales.

Net sales were $1,449.2 for the six months ended March 31, 2023, a decrease of $82.5 as compared to the prior year quarter. Organic Net sales decreased 1.8%, primarily driven by the following items:

•Approximately 11.5% of the decline to organic sales was due to lower volumes driven by the timing of holiday orders in the battery business, and category declines from higher retail pricing and retailer inventory management in both battery and auto care; and
•As part of our focus on gross margin restoration, the Company exited some lower margin profile battery customers and products, resulting in approximately 1.5% of additional decline to organic sales.

•Partially offsetting these declines was the continued benefit of global pricing actions in both the battery and auto care businesses which increased organic sales by approximately 11.0%.

Gross margin percentage on a reported basis for the second fiscal quarter of 2023 was 37.0%, compared to 34.8% in the prior year. Excluding $5.7 of restructuring costs in the current year and $0.7 of costs to exit the Russian market in the prior year quarter, adjusted gross margin was 37.9% compared to 34.9% in the prior year, an increase of 300 basis points.

Gross margin percentage on a reported basis for the six months ended March 31, 2023 was 38.1%, compared to 35.9% in the prior year. Excluding $6.0 of restructuring costs in the current year and $0.7 of costs to exit the Russian market and $6.0 in acquisition and integration costs in the prior year period, adjusted gross margin was 38.5% compared to 36.3% in the prior year, an increase of 220 basis points.

	For the Quarter Ended March 31, 2023	For the Six Months Ended March 31, 2023
Gross margin - FY'22 Reported	34.8%	35.9%
Prior year impact of exiting the Russian market and integration costs	0.1%	0.4%
Gross margin - FY'22 Adjusted	34.9%	36.3%
Pricing	7.6%	6.5%
Project Momentum continuous improvement initiatives	1.4%	1.1%
Mix impact	0.1%	0.2%
Product cost impacts	(5.5)%	(4.7)%
Currency impact and other	(0.6)%	(0.9)%
Gross margin - FY'23 Adjusted	37.9%	38.5%
Current year impact of restructuring costs	(0.9)%	(0.4)%
Gross margin - FY'23 Reported	37.0%	38.1%

The Gross margin increase was largely driven by the continued benefit of pricing initiatives and Project Momentum savings of $10.7 and $17.2 in the quarter and six months ended March 31, 2023, respectively, as well as the positive impact from exiting lower margin business. These benefits were partially offset by higher operating costs, including raw material costs, consistent with ongoing inflationary trends, as well as adverse currency impacts. Higher ocean freight costs also impacted the six months ended March 31, 2023.

Selling, general, and administrative expense (SG&A) was $118.3 in the second fiscal quarter of 2023, or 17.3% of Net sales, as compared to $123.4, or 18.0% of Net sales, in the prior year period. Included in the second fiscal quarter of 2023 results were restructuring costs of $1.8 and included in the second quarter of 2022 results were costs of exiting the Russian market of $5.8. Excluding restructuring and the costs of exiting the Russian market, adjusted SG&A was $116.5, or 17.0% of Net sales in the second fiscal quarter of 2023, as compared to $117.6, or 17.2% of Net sales in the prior year period. The year-over-year decrease was primarily driven by Project Momentum savings and favorable currency movement. These declines were partially offset by higher stock compensation expense and factoring fees in the current year.
SG&A was $238.7 in the six months ended March 31, 2023, or 16.5% of Net sales, as compared to $245.5, or 16.0% of Net sales, in the prior year period. Included in the six months ended March 31, 2023 results were restructuring costs of $8.1 and included in the six months ended March 31, 2022 results were costs of exiting the Russian market of $5.8, integration costs of $9.4 and acquisition earn out costs of $1.1. Excluding restructuring and integration costs, costs of exiting the Russian market, and the acquisition earn out, adjusted SG&A was $230.6, or 15.9% of Net sales in the six months ended March 31, 2023, as compared to $229.2, or 15.0% of Net sales in the prior year period. The year-over-year increase was primarily driven by higher stock compensation expense and factoring fees. These increases were partially offset by Project Momentum savings and favorable currency impacts.
Advertising and sales promotion expense (A&P) was $18.4, or 2.7% of net sales, in the second fiscal quarter of 2023, as compared to $19.6, or 2.9% of Net sales, in the second fiscal quarter of 2022. A&P was $71.8, or 5.0% of net sales, in the six months ended March 31, 2023, as compared to $71.3, or 4.7% of Net sales, in the prior year comparative period.
Research and Development (R&D) was $8.0, or 1.2% of Net sales, for the quarter ended March 31, 2023, as compared to $7.9, or 1.2% of Net sales, in the prior year comparative period, which included integration costs of $1.1. A&P was $15.6, or 1.1% of Net sales, for the six months ended March 31, 2023, as compared to $16.8, or 1.1% of Net sales, in the prior year comparative period, which included integration costs of $1.1.
Interest expense was $42.0 for the second fiscal quarter of 2023 compared to $38.3 for the prior year comparative period. For the six months ended March 31, 2023 interest expense was $84.9 as compared to $75.3 for the prior year comparative period. The increased interest expense was due to higher interest rates in fiscal 2023 compared to fiscal 2022, partially offset by lower average outstanding debt in the current period.
Loss/(gain) on extinguishment of debt was a loss of $0.9 for the second fiscal quarter of 2023, and relates to the Company's repayment of $100.0 outstanding on the term loan. For the six months ended March 31, 2023 the gain on extinguishment of debt was $2.0 and related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the repayment of $125.0 outstanding on the term loan in the current year.
Other items, net was expense of $0.8 and $6.0 for the second fiscal quarters of 2023 and 2022, respectively. Other items, net was a benefit of $0.6 and expense of $6.2 for the six months ended March 31, 2023 and 2022, respectively.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Other items, net
Interest income	$(1.1)	$(0.3)	$(1.3)	$(0.5)
Foreign currency exchange (gain)/loss	4.5	(0.1)	3.5	1.2
Pension cost/(benefit) other than service costs	0.6	(1.1)	1.3	(2.2)
Exit of the Russian market	—	7.5	—	7.5
Other	(3.2)	—	(4.1)	0.2
Total Other items, net	$0.8	$6.0	$(0.6)	$6.2
The effective tax rate on a year to date basis was 21.0% as compared to 24.4% in the prior year. Excluding the impact of restructuring costs, acquisition and integration costs, costs of exiting the Russian market, acquisition earn out and the loss/(gain) on extinguishment in debt, the year to date adjusted effective tax rate was 21.2% as compared to 21.3% in the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, restructuring costs, acquisition and integration activities, acquisition earn out, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss/(gain) on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of restructuring and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended March 31, 2023		Six Months Ended March 31, 2023
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$516.5		$1,256.7
Organic	7.3	1.4%	(27.5)	(2.2)%
Change in Argentina Operations	0.5	0.1%	1.8	0.1%
Change in Russia Operations	(5.0)	(1.0)%	(12.3)	(1.0)%
Impact of currency	(13.4)	(2.6)%	(41.2)	(3.2)%
Net sales - current year	$505.9	(2.1)%	$1,177.5	(6.3)%

Auto Care
Net sales - prior year	$168.9		$275.0
Organic	10.2	6.0%	(0.6)	(0.2)%
Change in Argentina Operations	0.2	0.1%	0.2	0.1%
Change in Russia Operations	(0.1)	(0.1)%	(0.3)	(0.1)%
Impact of currency	(1.0)	(0.5)%	(2.6)	(1.0)%
Net sales - current year	$178.2	5.5%	$271.7	(1.2)%

Total Net Sales
Net sales - prior year	$685.4		$1,531.7
Organic	17.5	2.6%	(28.1)	(1.8)%
Change in Argentina Operations	0.7	0.1%	2.0	0.1%
Change in Russia Operations	(5.1)	(0.7)%	(12.6)	(0.8)%
Impact of currency	(14.4)	(2.2)%	(43.8)	(2.9)%
Net sales - current year	$684.1	(0.2)%	$1,449.2	(5.4)%

Results for the Quarter Ended March 31, 2023

Battery & Lights reported Net Sales decreased 2.1% as compared to the prior year. Organic net sales increased $7.3, or 1.4%, for the second fiscal quarter. The organic increase was due to the continued benefits of global pricing actions (approximately 13.5%). This was partially offset by lower volumes, driven by category declines from higher retail pricing (approximately 10.5%), as well as the exit of some lower margin profile customers and products as a part of Project Momentum initiatives (approximately 1.5%).

Auto Care reported Net sales increased 5.5% as compared to the prior year. Organic net sales increased $10.2, or 6.0%, for the second fiscal quarter. The organic increase was driven by the continued benefits of global pricing actions (approximately 12.5%) and increased distribution internationally (approximately 1%). This was partially offset by deceased volumes from inflationary pressures and the comp of elevated prior year demand (approximately 7.5%).

Results for the Six Months Ended March 31, 2023

Battery & Lights reported Net sales decreased 6.3% as compared to the prior year. Organic net sales decreased $27.5, or 2.2%, for the six months ended March 31, 2023. The organic decline was due to lower volumes, driven by the timing of holiday orders, category declines from higher retail pricing and retailer inventory management (approximately 11.5%), as well as the exit of some lower margin profile customers and products as a part of Project Momentum initiatives (approximately 2%). This was partially offset by the continued benefits of global pricing actions (approximately 11.5%).

Auto Care reported Net sales decreased 1.2%, as compared to the prior year. Organic Net sales decreased $0.6, or 0.2%. The organic decrease in Net sales was driven by deceased volumes from inflationary pressures, the comp of elevated prior year demand and retailer inventory management (approximately 11%). This was partially offset by the continued benefits of global pricing actions (approximately 10.5%) and increased distribution internationally (approximately 0.5%).

Segment Profit	Quarter Ended March 31, 2023		Six Months Ended March 31, 2023
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$95.3		$263.7
Organic	27.5	28.9%	11.9	4.5%
Change in Argentina Operations	0.7	0.7%	0.7	0.3%
Change in Russia Operations	(0.6)	(0.6)%	(1.2)	(0.5)%
Impact of currency	(8.4)	(8.9)%	(22.3)	(8.4)%
Segment profit - current year	$114.5	20.1%	$252.8	(4.1)%

Auto Care
Segment profit - prior year	24.3		24.1
Organic	5.6	23.0%	17.9	74.3%
Change in Argentina Operations	0.1	0.4%	—	—%
Impact of currency	(0.6)	(2.4)%	(2.0)	(8.3)%
Segment profit - current year	$29.4	21.0%	$40.0	66.0%

Total Segment Profit
Segment profit - prior year	119.6		287.8
Organic	33.1	27.7%	29.8	10.4%
Change in Argentina Operations	0.8	0.7%	0.7	0.2%
Change in Russia Operations	(0.6)	(0.5)%	(1.2)	(0.4)%
Impact of currency	(9.0)	(7.6)%	(24.3)	(8.5)%
Segment profit - current year	$143.9	20.3%	$292.8	1.7%

Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2023

Global reported segment profit increased 20.3% as compared to the prior year. Organic profit increase was $33.1, or 27.7%. The organic increase was driven by the organic net sales growth discussed above, higher gross margin as a result of Project Momentum and pricing initiatives, as well as reduced SG&A and A&P spend compared to the prior year.
Battery & Lights reported segment profit increased by 20.1% as compared to the prior year. Organic segment profit increased by $27.5, or 28.9%, due to the organic net sales growth discussed above, higher gross margin as a result of Project Momentum and pricing initiatives, as well as lower SG&A and A&P spending.

Auto Care reported segment profit increased by 21.0% as compared to the prior year driven by the favorable organic segment profit increase of $5.6, or 23.0%. The increase was driven by the organic net sales growth discussed above, an improvement in gross margin due to Project Momentum and pricing initiatives, as well as a decrease in A&P. This increase was partially offset by higher SG&A spending.

Results for the Six Months Ended March 31, 2023

Global reported segment profit increased 1.7% as compared to the prior year. Organic operating profit increased $29.8, or 10.4%. The organic increase was driven by higher gross margin as a result of Project Momentum and pricing initiatives. Partially offsetting this increase was the decline in organic Net sales discussed above and higher SG&A and A&P spend compared to the prior year.
Battery & Lights reported segment profit decreased by 4.1% as compared to the prior year. Organic segment profit increased by $11.9, or 4.5%, due to the higher gross margin as a result of Project Momentum and pricing initiatives. Partially offsetting this increase was the decline in organic Net sales discussed above, as well as higher A&P and SG&A spending.

Auto Care reported segment profit increased as compared to the prior year driven by organic segment profit growth of $17.9. The increase was driven by an improvement in gross margin due to Project Momentum and pricing initiatives. Partially offsetting this increase was higher A&P and SG&A spend.

General Corporate	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
General corporate and other expenses	$27.8	$25.6	$53.2	$47.3
% of Net Sales	4.1%	3.7%	3.7%	3.1%

For the quarter ended March 31, 2023, general corporate and other expenses were $27.8, an increase of $2.2 as compared to the prior year comparative period. For the six months ended March 31, 2023, General corporate and other expenses were $53.2, an increase of $5.9 as compared to the prior year comparative period. The increase for the quarter and six months ended March 31, 2023 was primarily driven by higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in the current year.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2023, Energizer had $193.7 of cash and cash equivalents, approximately 94% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

In December 2020, the Company entered into a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

In February 2023, the Company amended this Credit Agreement and the existing interest rate swap to transition the interest reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Finance Rate (SOFR). There were no other changes to the Company's Credit Agreement or timing of cash flows. The amendment was entered into because the LIBOR rate historically used will no longer be published after June 30, 2023. The Company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the Company's financial statement.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin.

During the first half of fiscal 2023, the Company repurchased $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 at a total discount of $3.4. The Company also paid down $131.0 of the Term Loan. The extinguishment of this debt, less the write-off of associated deferred financing fees, resulted in a loss on extinguishment of debt for the three months ended March 31, 2023 of $0.9 and a gain for the six months ended March 31, 2023 of $2.0. Subsequent to the quarter, the Company pre-paid an additional $30.0 of the Term Loan.

As of March 31, 2023, the Company had no outstanding borrowing under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of March 31, 2023. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $210.2 in the six months ended March 31, 2023, as compared to cash flow used by operating activities of $108.7 in the prior year period. This change in cash flows of $318.9 was primarily driven by working capital changes year over year of approximately $311. The working capital change of approximately $311 was primarily a result of the following:

•Approximately $107 is due to collections of accounts receivable, net of trade spend, in the current year compared to the prior year. The Company had reduced its factoring at the end of fiscal year 2022 compared to the prior year, which resulted in higher collections in the first quarter of fiscal 2023;

•Approximately $174 of less inventory investment compared to the prior year as the Company was proactively building safety stock in the prior year and reduced the investment in the current year as inventory levels return to a more normalized level; and

•Approximately $30 due to changes in accounts payable and accrued liabilities driven by timing of payments.

Investing Activities

Net cash used by investing activities was $18.0 and $45.4 for the six months ended March 31, 2023 and 2022, respectively, and consisted of the following:

•Capital expenditures of $18.7 and $45.9 in the six months ended March 31, 2023 and 2022, respectively;

•Proceeds from assets sales were $0.7 and $0.1 in the six months ended March 31, 2023 and 2022, respectively; and

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

Financing Activities

Net cash used by financing activities was $203.4 for the six months ended March 31, 2023 as compared to cash from financing activities of $130.2 in the prior fiscal year period. For the six months ended March 31, 2023, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $152.9, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $131.0;

•Net decrease in debt with original maturities of 90 days or less of $5.3 primarily related to repayment of international borrowings;

•Dividends paid on common stock of $43.3 (see below); and

•Taxes paid for withheld share-based payments of $1.9.

For the six months ended March 31, 2022, cash from financing activities consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $300.0 relating to the issuance of the Senior Notes due in 2027 in the second fiscal quarter of 2022;

•Payments of debt with original maturities greater than 90 days of $7.2, primarily related to the quarterly principal payments on the Term Loan;

•Net decrease in debt with original maturities of 90 days or less of $102.2 primarily related to repayment of borrowings under our 2020 Revolving Facility;

•Debt issuance costs of $7.3 relating to the amendment of the Credit Agreement in December 2021 and the issuance of the $300 Senior Notes due in 2027;

•Dividends paid on common stock of $42.8;

•Dividends paid on mandatory convertible preferred stock (MCPS) of $8.0; and

•Taxes paid for withheld share-based payments of $2.3.

Dividends

On November 7, 2022, the Board of Directors declared a cash dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022. On January 30, 2023, the Board of Directors declared a cash dividend for the second quarter of 2023 of $0.30 per share of common stock, payable on March 16, 2023. Subsequent to the end of the fiscal quarter, on May 1, 2023, the Board of Directors declared a cash dividend for the third quarter of fiscal 2023 of $0.30 per share of common stock, payable on June 13, 2023, to all shareholders of record as of the close of business on May 22, 2023.

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
Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2023 were $14.1. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,430.5 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at March 31, 2023 is $861.0, with $154.4 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $16.7. The first payment of $3.6 is due in the second quarter of fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $14.2 Of this amount, $8.4 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at March 31, 2023 are $147.8 and $67.4, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.4 and $2.5, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2023 and September 30, 2022, Energizer had unrealized pre-tax loss of $0.7 and an unrealized pre-tax gain of $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2023 levels over the next twelve months, $0.7 of the pre-tax loss included in Accumulated other comprehensive loss at March 31, 2023 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarters ended March 31, 2023 and 2022 resulted in a gain of $0.1 and $1.5, respectively, and gains of $0.6 and $3.4 for the six months ended March 31, 2023 and 2022, respectively. These gains were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2024. There were 16 open contracts at March 31, 2023, with a total notional value of approximately $44. The pre-tax unrealized loss on the zinc contracts was $3.5 and $6.1 for the quarter ended March 31, 2023 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2023, Energizer had variable rate debt outstanding of $1,051.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

In February 2023, the Company amended its Credit Agreement to transition the interest reference rate from LIBOR to SOFR. The amendment was entered into because the LIBOR rate historically used will no longer be published after June 30, 2023. The Company also amended the 2020 Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

At March 31, 2023 and September 30, 2022, Energizer recorded a unrealized pre-tax gain of $68.5 and $86.4 on the 2020 Interest rate swap, respectively. For the quarter ended March 31, 2023, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.58%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2023 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	5,041,940
February 1 - February 28	—	—	—	5,041,940
March 1 - March 31	—	—	—	5,041,940
Total	—	—	—	5,041,940

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Fourth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 17, 2020).

3.3	Termination of the 7.50% Series A Mandatory Convertible Preferred Stock of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 9, 2023).

10.1	Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2023).

10.2*	Amendment No. 3, dated as of February 22, 2023, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	May 8, 2023