Form 10-Q
period 2023-06-30
ENERGIZER HOLDINGS, INC.
filed 2023-08-08
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 7, 2023: 71,485,205.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales	$699.4	$728.0	$2,148.6	$2,259.7
Cost of products sold	434.3	444.0	1,331.9	1,425.7
Gross profit	265.1	284.0	816.7	834.0
Selling, general and administrative expense	116.1	118.9	354.8	364.4
Advertising and sales promotion expense	37.6	38.5	109.4	109.8
Research and development expense	8.8	8.5	24.4	25.3
Amortization of intangible assets	14.5	15.4	45.0	45.8
Interest expense	42.2	41.1	127.1	116.4
Loss/(gain) on extinguishment of debt	0.3	—	(1.7)	—
Other items, net	5.2	(3.5)	4.6	2.7
Earnings before income taxes	40.4	65.1	153.1	169.6
Income tax provision	8.6	12.7	32.3	38.2
Net earnings	31.8	52.4	120.8	131.4
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings attributable to common shareholders	$31.8	$52.4	$120.8	$127.4

Basic net earnings per common share	$0.44	$0.73	$1.69	$1.83
Diluted net earnings per common share	$0.44	$0.73	$1.67	$1.82

Weighted average shares of common stock - Basic	71.5	71.3	71.4	69.5
Weighted average shares of common stock - Diluted	72.5	71.7	72.4	69.9

Statements of Comprehensive Income:
Net earnings	$31.8	$52.4	$120.8	$131.4
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	2.6	(5.9)	(14.6)	29.1
Pension activity, net of tax of $0.1 and $1.5, quarter and nine months ended June 30, 2023, respectively, and $0.4 and $1.3 for the quarter and nine months ended June 30, 2022, respectively.	—	2.7	3.1	5.8
Deferred gain/(loss) on hedging activity, net of tax of $0.4 and $(7.6), for the quarter and nine months ended June 30, 2023, respectively, and $2.2 and $11.6 for the quarter and nine months ended June 30, 2022, respectively.	1.8	7.3	(22.4)	37.6
Total comprehensive income	$36.2	$56.5	$86.9	$203.9
The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2023	September 30, 2022
Current assets
Cash and cash equivalents	$202.4	$205.3
Trade receivables, less allowance for doubtful accounts of $4.4 and $2.9, respectively	385.1	421.7
Inventories	765.4	771.6
Other current assets	215.5	191.4
Total current assets	1,568.4	1,590.0
Property, plant and equipment, net	351.8	362.1
Operating lease assets	96.9	100.1
Goodwill	1,023.2	1,003.1
Other intangible assets, net	1,253.0	1,295.8
Deferred tax asset	66.4	61.8
Other assets	145.4	159.2
Total assets	$4,505.1	$4,572.1

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	0.3	0.4
Notes payable	5.3	6.4
Accounts payable	381.1	329.4
Current operating lease liabilities	16.3	15.8
Other current liabilities	311.1	333.9
Total current liabilities	726.1	697.9
Long-term debt	3,377.0	3,499.4
Operating lease liabilities	84.2	88.2
Deferred tax liability	16.1	17.9
Other liabilities	134.8	138.1
Total liabilities	4,338.2	4,441.5
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	768.4	828.7
Retained losses	(184.3)	(304.7)
Treasury stock	(238.8)	(248.9)
Accumulated other comprehensive loss	(179.2)	(145.3)
Total shareholders' equity	166.9	130.6
Total liabilities and shareholders' equity	$4,505.1	$4,572.1

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$120.8	$131.4
Non-cash integration and restructuring charges	2.3	3.0
Depreciation and amortization	93.0	89.0
Deferred income taxes	(4.6)	(0.7)
Share-based compensation expense	17.2	9.9
Gain on finance lease termination	—	(4.5)
Gain on extinguishment of debt	(1.7)	—
Non cash charges from Brazil Flood	—	9.2
Non-cash charges for exiting the Russian market	—	13.4
Non-cash items included in income, net	22.3	12.4
Other, net	2.9	0.9
Changes in current assets and liabilities used in operations	44.1	(370.2)
Net cash from/(used by) operating activities	296.3	(106.2)

Cash Flow from Investing Activities
Capital expenditures	(35.4)	(65.8)
Proceeds from sale of assets	0.7	0.5
Acqusition of intangible assets	—	(14.6)
Acquisitions, net of cash acquired and working capital settlements	—	1.0
Net cash used by investing activities	(34.7)	(78.9)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	300.0
Payments on debt with maturities greater than 90 days	(197.0)	(10.6)
Net increase/(decrease) in debt with original maturities of 90 days or less	2.5	(43.8)
Payments to terminate finance lease obligation	—	(5.1)
Debt issuance costs	—	(7.6)
Dividends paid on common stock	(64.8)	(64.1)
Dividends paid on mandatory convertible preferred stock	—	(8.1)
Taxes paid for withheld share-based payments	(1.9)	(2.3)
Net cash (used by)/from financing activities	(261.2)	158.4

Effect of exchange rate changes on cash	(3.3)	(12.7)

Net decrease in cash, cash equivalents, and restricted cash	(2.9)	(39.4)
Cash, cash equivalents, and restricted cash, beginning of period	205.3	238.9
Cash, cash equivalents, and restricted cash, end of period	$202.4	$199.5

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2022	71,270	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	49.0	—	—	49.0
Share-based payments	—	—	4.6	—	—	—	4.6
Activity under stock plans	142	—	(8.5)	(0.3)	—	6.9	(1.9)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive loss	—	—	—	—	(29.6)	—	(29.6)
December 31, 2022	71,412	$0.8	$802.9	$(256.0)	$(174.9)	$(242.0)	$130.8
Net earnings	—	—	—	40.0	—	—	40.0
Share-based payments	—	—	8.3	—	—	—	8.3
Activity under stock plans	65	—	(2.8)	—	—	2.8	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive loss	—	—	—	—	(8.7)	—	(8.7)
March 31, 2023	71,477	$0.8	$786.4	$(216.0)	$(183.6)	$(239.2)	$148.4
Net earnings	—	—	—	31.8	—	—	31.8
Share-based payments	—	—	4.3	—	—	—	4.3
Activity under stock plans	8	—	(0.3)	(0.1)	—	0.4	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	4.4	—	4.4
June 30, 2023	71,485	0.8	768.4	(184.3)	(179.2)	(238.8)	166.9

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares		Amount
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net earnings	—	—	—	—	—	60.0	—	—	60.0
Share-based payments	—	—	—	—	1.3	—	—	—	1.3
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	133	—	—	(8.3)	—	—	6.1	(2.2)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(20.1)	—	—	(20.1)
Dividends to preferred shareholders ($1.875 per share)	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	18.7	—	18.7
December 31, 2021	2,156	66,546	$—	$0.7	$840.0	$30.9	$(211.7)	$(250.5)	$409.4
Net earnings	—	—	—	—	—	19.0	—	—	19.0
Share-based payments	—	—	—	—	5.1	—	—	—	5.1
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Activity under stock plans	—	17	—	—	(0.7)	(0.1)	—	0.7	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.9)	—	—	(21.9)
Other comprehensive income	—	—	—	—	—	—	49.7	—	49.7
March 31, 2022	—	71,250	$—	$0.8	$844.4	$27.9	$(162.0)	$(249.8)	$461.3
Net earnings	—	—	—	—	—	52.4	—	—	52.4
Share-based payments	—	—	—	—	3.5	—	—	—	3.5
Activity under stock plans	—	4	—	—	(0.2)	—	—	0.2	—
Dividends to common shareholders ($0.30 per share)	—	—	—	—	—	(21.6)	—	—	(21.6)
Other comprehensive income	—	—	—	—	—	—	4.1	—	4.1
June 30, 2022	—	71,254	$—	$0.8	$847.7	$58.7	$(157.9)	$(249.6)	$499.7

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

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-ended September 30, 2022 Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2022 included in the Annual Report on Form 10-K dated November 15, 2022.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and nine months ended June 30, 2023 and 2022:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales by products	2023	2022	2023	2022
Batteries	$488.8	$500.1	$1,608.4	$1,690.3
Auto Care	188.1	196.4	459.8	471.4
Lights	22.5	31.5	80.4	98.0
Total Net Sales	$699.4	$728.0	$2,148.6	$2,259.7

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales by markets
North America	$454.4	$472.1	$1,341.6	$1,398.7
Modern Markets	105.5	110.9	370.8	391.4
Developing Markets	92.5	96.4	297.3	311.7
Distributors Markets	47.0	48.6	138.9	157.9
Total Net Sales	$699.4	$728.0	$2,148.6	$2,259.7

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

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. During the nine months ended June 30, 2022, $1.1 of this earn-out was recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income in Selling, general and administrative expense (SG&A). No amounts have been recognized for the second or third performance years under the agreements at June 30, 2023. Subsequent to the quarter, on July 7, 2023, the Company terminated these agreements and no further earn out amounts will be paid.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the nine months ended June 30, 2022. There were no acquisition and integration costs incurred during the nine months ended June 30, 2023.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the nine months ended June 30, 2022, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 for the nine months ended June 30, 2022 and primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the nine months ended June 30, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development (R&D) related to severance and R&D asset write-offs.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(4) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company.

In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of this program will include an additional year, which will allow for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program. Based on the expanded scope and additional year, incremental costs will be incurred to successfully execute the program. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with these plans of approximately $95 to $110, non-cash costs of approximately $12, and capital expenditures of $50 to $60 through the end of fiscal 2025.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring plans for the quarters and nine months ended June 30, 2023 and 2022 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$—	$(0.1)
Accelerated depreciation & asset write-offs	—	—	—	1.2
Other exit costs(1)	—	—	—	2.8
Other items, net
Gain on termination of finance lease(2)	—	(4.5)	—	(4.5)
2019 Restructuring Total	$—	$(4.5)	$—	$(0.6)
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$—	$0.2
Other restructuring related costs(3)	—	—	—	1.1
Selling, general and administrate expense
Severance and related benefit costs	—	—	—	0.1
2020 Restructuring Total	$—	$—	$—	$1.4
Project Momentum Restructuring
Costs of products sold
Severance and related benefit costs	$0.7	$—	$5.6	$—
Accelerated depreciation & asset write-offs	1.6	—	2.5	—
Other restructuring related costs(1)	4.2	—	4.4	—
Selling, general and administrate expense
Severance and related benefit costs	0.7	—	1.3	—
Other restructuring related costs(3)	1.9	—	9.4	—
Other items, net	(0.2)		(0.2)
Momentum Restructuring Cost Total	$8.9	$—	$23.0	$—
IT enablement(4)	0.2	—	0.2	—
Total restructuring and related costs	$9.1	$(4.5)	$23.2	$0.8
(1) Includes charges primarily related to consulting, relocation, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Relates to the termination of the finance lease from exiting our Dixon, IL leased packaging facility in the third quarter of fiscal 2022.
(3) Primarily includes consulting and legal fees for the restructuring program.
(4) Relates to expenses for new IT systems that are enabling the Company to complete restructuring initiatives. Costs are included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and nine months ended June 30, 2023 would be incurred within the Battery & Lights segment in the amounts of $8.3 and $20.9 and the Auto Care segment in the amount of $0.8 and $2.3, respectively. For the quarter ended June 30, 2022, the gain would have been incurred within the Battery & Lights segment. For the nine months ended June 30, 2022, the pre-tax restructuring and related costs would have been incurred within the Battery & Lights segment in the amount of $0.6 and the Auto Care segment in the amount of $0.2.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the activity related to the Project Momentum restructuring program for the nine months ended June 30, 2023:

			Utilized
	September 30, 2022	Charge to Income	Cash	Non-Cash	June 30, 2023 (1)
Severance & termination related costs	$—	$6.9	$1.1	$—	$5.8
Accelerated depreciation & asset write-offs	—	2.5	—	2.5	—
Other restructuring related costs	0.9	13.6	14.1	(0.2)	0.6
IT enablement	—	0.2	0.2	—	—
Total restructuring and related costs	$0.9	$23.2	$15.4	$2.3	$6.4
(1) At June 30, 2023, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 13, Supplemental Financial Statement Information for additional details.

The following table summarizes the activity related to the 2019 restructuring program for the nine months ended June 30, 2022 and 2023:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	June 30, 2022 (1)
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Other exit costs	2.2	2.8	5.0	—	—
Net gain on sale of fixed assets	0.5	—	0.5	—	—
Gain on termination of finance lease (2)	—	(4.5)	5.1	(9.6)	—
Total	$4.1	$(0.6)	$11.8	$(8.4)	$0.1

	September 30, 2022	Charge to Income	Cash	Non-Cash	June 30, 2023 (1)
Severance & termination related costs	$0.1	$—	$0.1	$—	$—
Total	$0.1	$—	$0.1	$—	$—
(1) At June 30, 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.
(2) The Gain on termination of finance lease includes the removal of the Company's finance lease obligation of $9.8, offset by a termination fee, decommissioning and brokerage costs, and immaterial fixed asset write-offs associated with the leased location.

The following table summarizes the activity related to the 2020 restructuring program for the nine months ended June 30, 2022 and 2023:

			Utilized
	September 30, 2021	Charge to Income	Cash	Non-Cash	June 30, 2022 (1)
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	—
Total	$1.6	$1.4	$2.3	$—	$0.7

	September 30, 2022	Charge to Income	Cash	Non-Cash	June 30, 2023 (1)
Severance & termination related costs	$0.7	$—	$0.7	$—	$—
Total	$0.7	$—	$0.7	$—	$—
(1) At June 30, 2022, the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2023 and 2022:

(in millions, except per share data)	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Basic net earnings per share	2023	2022	2023	2022
Net earnings	$31.8	$52.4	$120.8	$131.4
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings attributable to common shareholders	$31.8	$52.4	$120.8	$127.4

Weighted average common shares outstanding - Basic	71.5	71.3	71.4	69.5

Basic net earnings per common share	$0.44	$0.73	$1.69	$1.83

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.5	71.3	71.4	69.5
Dilutive effect of RSU	0.5	0.2	0.4	0.1
Dilutive effect of performance shares	0.5	0.1	0.5	0.2
Dilutive effect of stock based deferred compensation plan	—	0.1	0.1	0.1
Weighted average common shares outstanding - Diluted	72.5	71.7	72.4	69.9

Diluted net earnings per common share	$0.44	$0.73	$1.67	$1.82

For the quarter ended June 30, 2023, there were no antidilutive RSU shares and for the quarter ended June 30, 2022, 0.4 million RSU were anti-dilutive and not included in the diluted net earnings per share calculation. For the nine months ended June 30, 2023 and 2022, 0.1 million and 0.4 million RSU, respectively, were antidilutive and not included in the diluted net earnings per share calculation.

Performance based RSU shares of 1.3 million and 1.6 million were excluded for the quarters ended June 30, 2023 and 2022, respectively, as the performance targets for those awards have not been achieved as of the end of the applicable periods. For the nine months ended June 30, 2023 and 2022, performance based RSU of 1.3 million and 1.6 million, respectively, were excluded as the performance targets for those awards have not been achieved as of the end of the applicable periods.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(6) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, acquisition earn out, the costs of the May 2022 flooding of our Brazilian manufacturing facility, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense, (loss)/gain on extinguishment of debt and the gain on finance lease termination,are managed on a global basis at the corporate level. The exclusion of restructuring costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and nine months ended ended June 30, 2023 and 2022 are presented below:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Batteries & Lights	$511.3	$531.6	$1,688.8	$1,788.3
Auto Care	188.1	196.4	459.8	471.4
Total net sales	$699.4	$728.0	$2,148.6	$2,259.7
Segment Profit
Batteries & Lights	$121.9	$142.7	$374.7	$406.4
Auto Care	17.4	12.9	57.4	37.0
Total segment profit	$139.3	$155.6	$432.1	$443.4

General corporate and other expenses (1)	(27.4)	(27.6)	(80.6)	(74.9)
Amortization of intangible assets	(14.5)	(15.4)	(45.0)	(45.8)
Restructuring and related costs (2)	(9.1)	—	(23.2)	—
Acquisition and integration costs (3)	—	—	—	(16.5)
Acquisition earn out (4)	—	—	—	(1.1)
Interest expense	(42.2)	(41.1)	(127.1)	(116.4)
Exit of Russian market (5)	—	—	—	(14.0)
Gain on finance lease terminations (6)	—	4.5	—	4.5
Brazil flood damage (7)	—	(9.9)	—	(9.9)
(Loss)/gain on extinguishment of debt	(0.3)	—	1.7	—
Other items - Adjusted (8)	(5.4)	(1.0)	(4.8)	0.3
Total earnings before income taxes	$40.4	$65.1	$153.1	$169.6

Depreciation and amortization
Batteries & Lights	$13.0	$12.5	$39.5	$36.4
Auto Care	3.0	2.5	8.5	6.8
Total segment depreciation and amortization	$16.0	$15.0	$48.0	$43.2
Amortization of intangible assets	14.5	15.4	45.0	45.8
Total depreciation and amortization	$30.5	$30.4	$93.0	$89.0

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Restructuring and related costs	2023	2022	2023	2022
Cost of products sold	$6.5	$—	$12.5	$—
SG&A - Restructuring costs	2.6	—	10.7	—
SG&A - IT Enablement	0.2	—	0.2	—
Other items, net	(0.2)	—	(0.2)	—
Total Restructuring and related costs	$9.1	$—	$23.2	$—

(3) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and $1.1 in R&D for the nine months ended June 30, 2022.
(4) This represents the earn out achieved through June 30, 2022 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
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
(6) This represents the termination of a capital lease in the quarter ended June 30, 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated (Condensed) Statement of Earnings.
(7) These are the costs associated with the May 2022 flooding of our manufacturing facility in Brazil, which were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings. The majority is related to write-off of damaged inventory.
(8) Other items, net on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income included a restructuring benefit of $0.2 for the quarter and nine months ended June 30, 2023, and costs associated with the exit of the Russian market of $7.5 for the nine months ended June 30, 2022 and the $4.5 gain on the termination of a capital lease for the quarter and nine months ended June 30, 2022.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	June 30, 2023	September 30, 2022
Batteries & Lights	$1,334.8	$1,366.0
Auto Care	432.7	453.7
Total segment assets	$1,767.5	$1,819.7
Corporate	461.4	453.5
Goodwill and other intangible assets	2,276.2	2,298.9
Total assets	$4,505.1	$4,572.1

(7) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth goodwill by segment as of October 1, 2022 and June 30, 2023:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2022	$868.9	$134.2	$1,003.1
Cumulative translation adjustment	20.1	—	20.1
Balance at June 30, 2023	$889.0	$134.2	$1,023.2

Energizer had indefinite-lived intangible assets of $763.3 at June 30, 2023 and $762.5 at September 30, 2022. The difference between the periods is driven by currency adjustments.

Total intangible assets at June 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.6	$(27.6)	$115.0
Customer relationships	394.6	(133.4)	261.2
Patents	34.2	(17.6)	16.6
Proprietary technology	172.5	(95.6)	76.9
Proprietary formulas	29.2	(9.2)	20.0
Vendor relationships	7.7	(7.7)	—
Total Amortizable intangible assets	780.8	(291.1)	489.7
Trademarks and trade names - indefinite lived	763.3	—	763.3
Total Other intangible assets, net	$1,544.1	$(291.1)	$1,253.0

Total intangible assets at September 30, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$141.8	$(21.4)	$120.4
Customer relationships	393.5	(112.6)	280.9
Patents	33.4	(15.7)	17.7
Proprietary technology	172.5	(81.5)	91.0
Proprietary formulas	29.2	(6.3)	22.9
Vendor relationships	6.9	(6.5)	0.4
Total Amortizable intangible assets	777.3	(244.0)	533.3
Trademarks and trade names - indefinite lived	762.5	—	762.5
Total Other intangible assets, net	$1,539.8	$(244.0)	$1,295.8

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(8) Debt

The detail of long-term debt was as follows:

	June 30, 2023	September 30, 2022
Senior Secured Term Loan Facility due 2027	$1,007.0	$1,182.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	600.0
4.375% Senior Notes due 2029	791.3	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	709.1	637.1
Finance lease obligations	32.0	32.3
Total long-term debt, including current maturities	$3,423.1	$3,551.4
Less current portion	(12.3)	(12.4)
Less unamortized debt premium and debt issuance fees	(33.8)	(39.6)
Total long-term debt	$3,377.0	$3,499.4
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - During the first first six months of fiscal 2023, the Company pre-paid $125.0 of the Senior Secured Term Loan due in 2027 (Term Loan). During the third quarter of fiscal 2023, the Company pre-paid an additional $41.0 of Term Loan. The Company wrote off deferred financing fees of $0.3 and $1.4 during the quarter and nine months ended June 30, 2023, respectively, as a result of these early payments. Subsequent to the quarter, the Company pre-paid an additional $20.0 of the Term Loan.

In February 2023, the Company amended the Credit Agreement to transition the interest reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Finance Rate (SOFR). There were no other changes to the Company's Credit Agreement or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The Company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract resulting in no impact to the Company's financial statements.

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

As of June 30, 2023, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of June 30, 2023. As of June 30, 2023 and September 30, 2022, the Company's weighted average interest rate on short-term borrowings was 7.3% and 4.7%, respectively.

Senior Notes - During the first quarter of fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6. The Company wrote off $0.3 of deferred financing fees as a result of these transactions.

The prepayment of the Term Loan during the quarter resulted in a net Loss on extinguishment of debt for the quarter ended June 30, 2023 of $0.3 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The retirement of Senior Notes and prepayment of the Term Loan during the first three quarters of fiscal 2023 resulted in a net Gain on extinguishment of debt for the nine months ended June 30, 2023 of $1.7 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

On March 8, 2022, the Company completed a bond offering for $300.0 Senior Notes due in 2027 at 6.500% (2027 Notes). The proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2020 Revolving Facility and to pay fees and expenses related to the offering. Debt issuances fees paid associated with the 2027 Notes and Credit Agreement were $7.6 in the nine months ended June 30, 2022.

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

Notes payable - The Company had $5.3 in Notes payable at June 30, 2023 and $6.4 at September 30, 2022. The balances are comprised of other borrowings, including those from foreign affiliates. At June 30, 2023 and September 30, 2022 the Company had no outstanding borrowings on the 2020 Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2023, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of June 30, 2023 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	12.0
Five year	1,842.7

Thereafter	1,500.4
Total long-term debt payments due	$3,391.1

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension cost/(benefit) for these plans are as follows:

	For the Quarters Ended June 30,
	U.S.		International
	2023	2022	2023	2022
Service cost	$—	$—	$—	$0.2
Interest cost	5.1	3.2	0.9	0.5
Expected return on plan assets	(5.2)	(5.7)	(0.8)	(0.9)
Amortization of unrecognized net losses	0.5	1.7	0.2	0.2
Net periodic cost/(benefit)	$0.4	$(0.8)	$0.3	$—

	For the Nine Months Ended June 30,
	U.S.		International
	2023	2022	2023	2022
Service cost	$—	$—	$0.2	$0.6
Interest cost	15.3	9.6	2.6	1.4
Expected return on plan assets	(15.7)	(17.1)	(2.2)	(2.6)
Amortization of unrecognized net losses	1.6	4.9	0.4	0.6
Net periodic (benefit)/cost	$1.2	$(2.6)	$1.0	$—

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

During the nine months ended June 30, 2023 and 2022, total dividends declared to common shareholders were $65.9 and $63.6, respectively. The payments made of $64.8 and $64.1 during the quarters ended June 30, 2023 and 2022, respectively, included the cumulative dividends paid upon the vesting of restricted shares during the periods.

On November 15, 2021, the Board of Directors declared a cash dividend of $1.875 per share of MCPS to all shareholders of record as of the close of January 1, 2022, which was paid on January 15, 2022.

Subsequent to the end of the fiscal quarter, on July 30, 2023, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2023 of $0.30 per share of common stock, payable on August 22, 2023, to all shareholders of record as of the close of business on September 15, 2023.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2023 and September 30, 2022, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2023, the Company had variable rate debt outstanding of $1,007.0 under the 2020 Term Loan and the 2020 Revolving Facility.

In December 2020, the Company entered into an interest rate swap (2020 Interest rate swap), that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at June 30, 2023.

In February 2023, the Company amended its Credit Agreement to transition the interest reference rate from LIBOR to SOFR. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The Company also amended the 2020 Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2023 and September 30, 2022, Energizer had an unrealized pre-tax loss of $3.0 and an unrealized pre-tax gain of $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2023 levels, over the next 12 months, $2.9 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024. There were 68 open foreign currency contracts at June 30, 2023, with a total notional value of approximately $180.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2025. There were 18 open contracts at June 30, 2023, with a total notional value of approximately $52. The unrealized pre-tax loss recognized on the zinc contracts was $7.5 and $6.1 at June 30, 2023 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At June 30, 2023 and September 30, 2022, Energizer recorded an unrealized pre-tax gain of $77.1 and $86.4, respectively, on the 2020 Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were six open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2023, with a total notional value of approximately $73.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2023 and September 30, 2022, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and nine months ended June 30, 2023 and 2022, respectively:

	At June 30, 2023	For the Quarter Ended June 30, 2023		For the Nine Months Ended June 30, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(3.0)	$(1.6)	$0.7	$(11.0)	$8.3
Interest rate swap	77.1	15.7	7.1	9.0	18.3
Zinc contracts	(7.5)	(4.9)	(0.9)	(2.0)	(0.6)
Total	$66.6	$9.2	$6.9	$(4.0)	$26.0

	At September 30, 2022	For the Quarter Ended June 30, 2022		For the Nine Months Ended June 30, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$16.3	$9.1	$2.7	$9.7	$5.5
Interest rate swap	86.4	12.0	(1.3)	48.8	(4.8)
Zinc contracts	(6.1)	(7.7)	2.3	(1.7)	6.8
Total	$96.6	$13.4	$3.7	$56.8	$7.5
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

The following table provides estimated fair values as of June 30, 2023 and September 30, 2022 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters and nine months ended June 30, 2023 and 2022, respectively:

	At June 30, 2023	For the Quarter Ended June 30, 2023	For the Nine Months Ended June 30, 2023
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$(0.8)	$(1.6)	$(1.0)

	At September 30, 2022	For the Quarter Ended June 30, 2022	For the Nine Months Ended June 30, 2022
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.6)	$1.9	$5.3
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

Offsetting of derivative assets
		At June 30, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.0	$(0.6)	$0.4	$18.0	$—	$18.0

Offsetting of derivative liabilities
		At June 30, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.8)	$0.6	$(4.2)	$(2.3)	$—	$(2.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2023 and September 30, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2023	September 30, 2022
Deferred compensation	$(21.9)	$(24.6)
Derivatives - Foreign Currency contracts	(3.0)	16.3
Derivatives - Foreign Currency contracts (non-hedge)	(0.8)	(0.6)
Derivatives - Interest Rate Swap contracts	77.1	86.4
Derivatives - Zinc contracts	(7.5)	(6.1)
Net Assets at estimated fair value	$43.9	$71.4

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2023 and September 30, 2022. The Company does measure certain assets and

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using level 3 inputs. There were no level 3 fair value measurement gains or losses recognized during the quarters and nine months ended June 30, 2023 or 2022.

Due to the nature of cash and cash equivalents carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At June 30, 2023, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2023, the fair market value of fixed rate long-term debt was $2,065.3 compared to its carrying value of $2,384.1, and at September 30, 2022, the fair market value of fixed rate long-term debt was $1,795.7 compared to its carrying value of $2,337.1. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)
OCI before reclassifications	(14.6)	1.5	(1.6)	(8.2)	7.0	(15.9)
Reclassifications to earnings	—	1.6	0.5	(6.1)	(14.0)	(18.0)
Balance at June 30, 2023	$(92.3)	$(137.4)	$(5.7)	$(2.6)	$58.8	$(179.2)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(0.7)	$(2.7)	$(8.3)	$(5.5)	Cost of products sold
Interest rate contracts	(7.1)	1.3	(18.3)	4.8	Interest expense
Zinc contracts	0.9	(2.3)	0.6	(6.8)	Cost of products sold
	(6.9)	(3.7)	(26.0)	(7.5)	Earnings before income taxes
	1.6	0.9	6.4	1.8	Income tax expense
	$(5.3)	$(2.8)	$(19.6)	$(5.7)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.7	1.9	2.0	5.5	(2)
	(0.1)	(0.4)	(0.4)	(1.3)	Income tax benefit
	$0.6	$1.5	$1.6	$4.2	Net loss
Total reclassifications to earnings	$(4.7)	$(1.3)	$(18.0)	$(1.5)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 9, Pension Plans, for further details).

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Other items, net
Interest income	$(0.4)	$(0.2)	$(1.7)	$(0.7)
Foreign currency exchange loss	5.1	2.5	8.6	3.7
Pension cost/(benefit) other than service costs	0.7	(1.0)	2.0	(3.2)
Exit of Russian market	—	—	—	7.5
Gain on finance lease termination	—	(4.5)	—	(4.5)
Other	(0.2)	(0.3)	(4.3)	(0.1)
Total Other items, net	$5.2	$(3.5)	$4.6	$2.7

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2023	September 30, 2022
Inventories
Raw materials and supplies	$145.5	$115.9
Work in process	300.2	201.6
Finished products	319.7	454.1
Total inventories	$765.4	$771.6
Other Current Assets
Miscellaneous receivables	$27.1	$29.9
Prepaid expenses	126.6	90.9
Value added tax collectible from customers	28.3	27.7
Other	33.5	42.9
Total other current assets	$215.5	$191.4
Property, Plant and Equipment
Land	$13.0	$14.4
Buildings	124.9	120.7
Machinery and equipment	850.4	828.2
Construction in progress	46.4	50.1
Finance Leases	39.3	39.0
Total gross property	1,074.0	1,052.4
Accumulated depreciation	(722.2)	(690.3)
Total property, plant and equipment, net	$351.8	$362.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$17.4	$13.4
Accrued trade allowances	45.2	57.7
Accrued freight and warehousing	33.4	37.2
Accrued salaries, vacations and incentive compensation	49.0	60.6
Accrued interest expense	11.6	20.5
Restructuring reserve	1.4	1.7
Income taxes payable	57.3	36.7
Other	95.8	106.1
Total other current liabilities	$311.1	$333.9
Other Liabilities
Pensions and other retirement benefits	$49.0	$49.3
Deferred compensation	18.2	19.8
Restructuring reserve	5.0	—
Mandatory transition tax	13.1	16.7
Other non-current liabilities	49.5	52.3
Total other liabilities	$134.8	$138.1

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2023, the Company had approximately $11.3 of purchase obligations under these contracts.

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, acquisition and integration costs, an acquisition earn out, the loss/(gain) on extinguishment of debt, the costs of the May 2022 flooding of our Brazilian manufacturing facility, the gain on finance lease termination, and the costs of exiting the Russian market. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, intangible amortization expense, interest expense, loss/(gain) on extinguishment of debt, other items, net, restructuring and related costs, the charges related to acquisition and integration costs, the costs of the flooding of our Brazilian manufacturing facility, the gain on finance lease termination, the costs of exiting the Russian market and an acquisition earn out have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, acquisition and integration, an acquisition earn out, the costs of the flooding of our Brazilian manufacturing facility, the gain on finance lease termination, the costs of exiting the Russian market and the loss/(gain) on extinguishment of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, acquisition and integration, an acquisition earn out, costs of exiting the Russian market, the costs of the flooding of our Brazilian manufacturing facility, the gain on finance lease termination, and the loss/(gain) on extinguishment of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Selling, General & Administrative Expense (SG&A) and Gross Margin as a percent of sales. Detail for adjusted gross margin and adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, acquisition and integration, an acquisition earn out, the costs of the flooding of our Brazilian manufacturing facility, and the costs of exiting the Russian market.

Coronavirus (COVID-19)

We continue to monitor the impact of the COVID-19 pandemic on our businesses and the overall economy. Uncertainty regarding any future impact of the pandemic on our businesses remains, and such impacts will ultimately depend on the length and severity of the pandemic, among other factors.

Macroeconomic Environment

An inflationary environment marked by higher manufacturing costs as well as increased commodity costs is expected to continue in fiscal 2023. While we did not experience significant disruptions in our operations so far in fiscal 2023, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.

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

Restructuring Costs

Project Momentum Restructuring Program

In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across the Company. In July 2023, the Company's Board of Directors approved an expansion of this program to include an additional year, which will allows for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program and increased the savings by $50 annually.

The restructuring component of the program is now expected to generate $115 to $130 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of $95 to $110, non-cash costs of $12, and capital expenditures of $50 to $60 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $130 and $150 by the end of fiscal year 2025, with approximately $45 to $50 of those savings to be recognized in fiscal year 2023.

In the quarter and nine months ended June 30, 2023, the total Project Momentum restructuring and related pre-tax costs were $9.1 and $23.2, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement and other exit related costs. These costs were reflected within Cost of products sold, SG&A and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarter and nine months ended June 30, 2023 would be incurred within the Battery & Lights segment in the amounts of $8.3 and $20.9 and the Auto Care segment in the amount of $0.8 and $2.3, respectively.

Project Momentum restructuring and related costs since inception are $24.1. Through the third quarter of fiscal 2023, the Company has realized $32.0 of the Project Momentum restructuring program savings, primarily within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

The Pre-tax gain on capital lease termination of $4.5 recorded in Other items, net was the only restructuring item recognized during the quarter ended June 30, 2022. The total pre-tax expense related to the 2019 and 2020 restructuring plans for the nine months ended June 30, 2022 was $0.8. The expense consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation, environmental investigatory and mitigation costs, consulting costs and other exit costs, offset by the gain on capital lease termination in fiscal 2022. The costs were reflected in Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

Acquisition and Integration Costs

Acquisition and integration costs incurred during fiscal year 2022 relate to the Formulations Acquisition, and the Battery and Auto Care Acquisitions which occurred in fiscal year 2019. The Company incurred pre-tax acquisition and integration costs of $16.5 in the nine months ended June 30, 2022. There were no acquisition and integration costs incurred during the nine months ended June 30, 2023.

Pre-tax acquisition and integration costs recorded in Costs of products sold were $6.0 for the nine months ended June 30, 2022, primarily related to the facility exit and restructuring related costs, discussed in Note 4, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 for the nine months ended June 30, 2022 and primarily related to the integration of the acquired information technology systems, consulting costs, and retention-related compensation costs.

For the nine months ended June 30, 2022, the Company recorded $1.1 of pre-tax acquisition and integration related costs in research and development related to severance and Research & development expense (R&D) asset write-offs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings of $31.8, or $0.44 per diluted common share, compared to Net earnings of $52.4, or $0.73 per diluted common share, in the prior year third fiscal quarter. Adjusted diluted net earnings per common share was $0.54 for the third fiscal quarter as compared to $0.77 in the prior year quarter.
For the nine months ended June 30, 2023, Energizer reported Net earnings of $120.8, or $1.67 per diluted common share, compared to Net earnings of $131.4, or $1.82 per diluted common share, in the prior year comparable period. Adjusted diluted net earnings per common share was $1.90 for the nine months period as compared to the $2.26 in the prior year comparable period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, acquisition and integration costs, an acquisition earn out, costs to exit the Russian market, the costs of the flooding of our manufacturing facility in Brazil, the gain on the termination of our capital lease, and the loss/(gain) on extinguishment of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted net earnings and Adjusted diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings attributable to common shareholders	$31.8	$52.4	$120.8	$127.4
Mandatory preferred stock dividends	—	—	—	(4.0)
Net earnings	31.8	52.4	120.8	131.4
Pre-tax adjustments
Restructuring and related costs (1)	9.1	—	23.2	—
Acquisition and integration (2)	—	—	—	16.5
Acquisition earn out (3)	—	—	—	1.1
Loss/(gain) on extinguishment of debt	0.3	—	(1.7)	—
Exit of the Russian market (4)	—	—	—	14.0
Gain on finance lease termination (5)	—	(4.5)	—	(4.5)
Brazil flood damage (6)	—	9.9	—	9.9
Total adjustments, pre-tax	$9.4	$5.4	$21.5	$37.0
Total adjustments, after tax	$7.1	$3.1	$16.4	$31.2
Adjusted net earnings (7)	$38.9	$55.5	$137.2	$162.6
Mandatory preferred stock dividends	—	—	—	(4.0)
Adjusted net earnings attributable to common shareholders	$38.9	$55.5	$137.2	$158.6

Diluted net earnings per common share	$0.44	$0.73	$1.67	$1.82
Adjustments (per common share)
Restructuring and related costs	0.10	—	0.25	—
Acquisition and integration	—	—	—	0.18
Acquisition earn out	—	—	—	0.01
Loss/(gain) on extinguishment of debt	—	—	(0.02)	—
Exit of Russian market	—	—	—	0.20
Gain on finance lease termination	—	(0.05)	—	(0.05)
Brazil flood damage	—	0.09	—	0.09
Impact for diluted share calculation (8)	—	—	—	0.01
Adjusted diluted net earnings per diluted common share (8)	$0.54	$0.77	$1.90	$2.26
Weighted average shares of common stock - Diluted	72.5	71.7	72.4	69.9
Adjusted Weighted average shares of common stock - Diluted (8)	72.5	71.7	72.4	71.8
Currency had an adverse impact in the third quarter to Earnings before income tax of $3.4, or $0.04 per share, and of $23.8, or $0.26 per share, in the nine months ended June 30, 2023 over the prior year.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of products sold	$6.5	$—	$12.5	$—
SG&A - Restructuring costs	2.6	—	10.7	—
SG&A - IT Enablement	0.2	—	0.2	—
Other items, net	(0.2)	—	(0.2)	—
Total Restructuring and related costs	$9.1	$—	$23.2	$—
(2) Acquisition and integration costs included $6.0 recorded in Cost of products sold, $9.4 recorded in SG&A, and

$1.1 in Research and development for the nine months ended June 30, 2022.
(3) This represents the earn out achieved through June 30, 2022 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A. No amounts have been recognized for the second or third performance years under the incentive agreements through June 30, 2023.
(4) These are the costs associated with the Company's exit of the Russian market during the second quarter of fiscal 2022. Exiting the Russian market resulted in the impairment of inventory recorded to Cost of products sold of $0.7, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in the nine months ended June 30, 2022.
(5) This represents the termination of a finance lease in the quarter ended June 30, 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated (Condensed) Statement of Earnings.
(6) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings. The majority is related to damaged inventory.

(7) The effective tax rate for the Adjusted - Non-GAAP Earnings and Diluted EPS for the quarters ended June 30, 2023 and 2022 was 21.9% and 21.3%, respectively, and for the nine months ended June 30, 2023 and 2022 was 21.4% and 21.3%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
(8) During the nine months ended June 30, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. The full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation. The Company no longer has any MCPS outstanding in fiscal 2023.
Highlights

Total Net sales	For the Quarter Ended June 30, 2023		For the Nine Months Ended June 30, 2023
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$728.0		$2,259.7
Organic	(19.3)	(2.7)%	(47.4)	(2.1)%
Change in Argentina Operations	(5.1)	(0.7)%	(3.1)	(0.1)%
Change in Russia Operations	—	—%	(12.6)	(0.6)%
Impact of currency	(4.2)	(0.5)%	(48.0)	(2.1)%
Net Sales - current year	$699.4	(3.9)%	$2,148.6	(4.9)%
See non-GAAP measure disclosures above.

Net sales were $699.4 for the third fiscal quarter of 2023, a decrease of $28.6 as compared to the prior year quarter. Organic Net sales decreased 2.7%, primarily driven by the following items:

•Volume declines across battery impacted organic revenue by approximately 4.5% due to weaker performance at a number of non-tracked retail customers during the quarter and general economic headwinds impacting category performance;

•Volume declines from our auto care business of approximately 3.0%, largely due to cooler weather in the quarter negatively impacting refrigerant sales, and

•Volume declines of approximately 1.5% from the planned exit of low margin business and a decline in our sales to device manufacturers due to their delay of new product launches.

•Partially offsetting the declines was the continued benefit of global pricing actions in both the battery and auto care businesses contributing approximately 6.5% to organic sales.

Net sales were $2,148.6 for the nine months ended June 30, 2023, a decrease of $111.1 as compared to the prior year period. Organic Net sales decreased 2.1%, primarily driven by the following items:

•Approximately 8.0% of the decline to organic sales was due to lower battery volumes driven by the timing of holiday orders, category declines from higher retail pricing and general economic conditions impacting category performance and weaker performance at several non-tracked customers;

•Volume declines of approximately 2.5% across the auto care business due to lower volumes from category declines from higher retail pricing and general economic conditions impacting category performance, cooler spring weather negatively impacting our refrigerant sales, and retailer inventory management; and

•Volume declines of approximately 1.5% from the planned exit of low margin business and a decline in our sales to device manufacturers due to their delay of new product launches.

•Partially offsetting these declines was the continued benefit of global pricing actions in both the battery and auto care businesses which increased organic sales by approximately 10.0%.

Gross margin percentage on a reported basis for the third fiscal quarter of 2023 was 37.9%, compared to 39.0% in the prior year. Excluding $6.5 of restructuring costs in the current year and Brazilian flood damage of $9.9 in the prior year quarter, adjusted gross margin was 38.8% compared to 40.4% in the prior year, a decrease of 160 basis points.

Gross margin percentage on a reported basis for the nine months ended June 30, 2023 was 38.0%, compared to 36.9% in the prior year. Excluding $12.5 of restructuring costs in the current year and prior year costs $0.7 to exit the Russian market, Brazilian flood damage of $9.9 and $6.0 in acquisition and integration costs, adjusted gross margin was 38.6% compared to 37.6% in the prior year, an increase of 100 basis points.

	For the Quarter Ended June 30, 2023	For the Nine Months Ended June 30, 2023
Gross margin - FY'22 Reported	39.0%	36.9%
Prior year impact of exiting the Russian market, Brazilian flood and integration costs	1.4%	0.7%
Gross margin - FY'22 Adjusted	40.4%	37.6%
Pricing	3.7%	5.6%
Project Momentum continuous improvement initiatives	1.2%	1.2%
Mix impact	0.1%	0.2%
Product cost impacts	(6.5)%	(5.3)%
Currency impact and other	(0.1)%	(0.7)%
Gross margin - FY'23 Adjusted	38.8%	38.6%
Current year impact of restructuring costs	(0.9)%	(0.6)%
Gross margin - FY'23 Reported	37.9%	38.0%

For the quarter, the Gross margin decline was largely driven by higher operating costs, including raw materials, timing of inventory builds in the prior year, ongoing inflationary trends and adverse currency impacts. The decline was partially offset by the continued benefit of the pricing initiatives, Project Momentum savings of $10.7 and the benefit of exiting lower margin battery business.

For the nine months ended June 30, 2023, the Gross margin increase was largely driven by the continued benefit of pricing initiatives and Project Momentum savings of $27.9, as well as the positive impact from exiting lower margin business. These benefits were partially offset by higher operating costs, including raw material costs, consistent with ongoing inflationary trends, as well as adverse currency impacts. Higher ocean freight costs also impacted the nine months ended June 30, 2023.

SG&A was $116.1 in the third fiscal quarter of 2023, or 16.6% of Net sales, as compared to $118.9, or 16.3% of Net sales, in the prior year period. Included in the third fiscal quarter of 2023 results were restructuring and related costs of $2.8. Excluding restructuring, adjusted SG&A was $113.3, or 16.2% of Net sales in the third fiscal quarter of 2023, as compared to $118.9, or 16.3% of Net sales in the prior year period. The year-over-year decrease was primarily driven by Project Momentum savings, favorable currency impacts and lower environmental costs this period due to a charge taken in the prior year related to a legacy facility that has been sold by the Company. These declines were partially offset by higher compensation expense and factoring fees in the current year.
SG&A was $354.8 in the nine months ended June 30, 2023, or 16.5% of Net sales, as compared to $364.4, or 16.1% of Net sales, in the prior year period. Included in the nine months ended June 30, 2023 results were restructuring and related costs of $10.9 and included in the nine months ended June 30, 2022 results were costs of exiting the Russian market of $5.8, integration costs of $9.4 and acquisition earn out costs of $1.1. Excluding restructuring and integration costs, costs of exiting the Russian market, and the acquisition earn out, adjusted SG&A was $343.9, or 16.0% of Net sales in the nine months ended June 30, 2023, as compared to $348.1, or 15.4% of Net sales in the prior year period. The year-over-year decrease was primarily driven by Project Momentum savings, favorable currency impacts and lower environmental costs this period due to a charge taken in the prior year related to a legacy facility that has been sold by the Company. These decreases were partially offset by higher compensation expense and factoring fees in the current year.
Advertising and sales promotion expense (A&P) was $37.6, or 5.4% of net sales, in the third fiscal quarter of 2023, as compared to $38.5, or 5.3% of Net sales, in the third fiscal quarter of 2022. A&P was $109.4, or 5.1% of net sales, in the nine months ended June 30, 2023, as compared to $109.8, or 4.9% of Net sales, in the prior year comparative period.
R&D was $8.8, or 1.3% of Net sales, for the quarter ended June 30, 2023, as compared to $8.5, or 1.2% of Net sales, in the prior year comparative period. R&D was $24.4, or 1.1% of Net sales, for the nine months ended June 30, 2023, as compared to $25.3, or 1.1% of Net sales, in the prior year comparative period, which included integration costs of $1.1.
Interest expense was $42.2 for the third fiscal quarter of 2023 compared to $41.1 for the prior year comparative period. For the nine months ended June 30, 2023 interest expense was $127.1 as compared to $116.4 for the prior year comparative period. The increased interest expense was due to higher interest rates in fiscal 2023 compared to fiscal 2022, partially offset by lower average outstanding debt in the current period.
Loss/(gain) on extinguishment of debt was a loss of $0.3 for the third fiscal quarter of 2023, and relates to the Company's repayment of $41.0 outstanding on the term loan. For the nine months ended June 30, 2023 the gain on extinguishment of debt was $1.7 and related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the repayment of $166.0 outstanding on the term loan in the current year.
Other items, net was expense of $5.2 and a benefit of $3.5 for the third fiscal quarters of 2023 and 2022, respectively. Other items, net was expense of $4.6 and $2.7 for the nine months ended June 30, 2023 and 2022, respectively.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Other items, net
Interest income	$(0.4)	$(0.2)	$(1.7)	$(0.7)
Foreign currency exchange loss	5.1	2.5	8.6	3.7
Pension cost/(benefit) other than service costs	0.7	(1.0)	2.0	(3.2)
Exit of the Russian market	—		—	7.5
Gain on termination of finance lease	—	(4.5)	—	(4.5)
Other	(0.2)	(0.3)	(4.3)	(0.1)
Total Other items, net	$5.2	$(3.5)	$4.6	$2.7
The effective tax rate on a year to date basis was 21.1% as compared to 22.5% in the prior year. Excluding the impact of restructuring and related costs, acquisition and integration costs, costs of exiting the Russian market,

Brazil flood damage,acquisition earn out, gain on finance lease termination, and the loss/(gain) on extinguishment in debt, the year to date adjusted effective tax rate was 21.4% as compared to 21.3% in the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, acquisition earn out, the costs of the May 2022 flooding of our Brazilian manufacturing facility, costs of exiting the Russian market and other items determined to be corporate in nature. Financial items, such as interest income and expense, (loss)/gain on extinguishment of debt and the gain on finance lease termination, are managed on a global basis at the corporate level. The exclusion of restructuring and related costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended June 30, 2023		Nine Months Ended June 30, 2023
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$531.6		$1,788.3
Organic	(11.0)	(2.1)%	(38.5)	(2.2)%
Change in Argentina Operations	(5.1)	(1.0)%	(3.3)	(0.2)%
Change in Russia Operations	—	—%	(12.3)	(0.7)%
Impact of currency	(4.2)	(0.7)%	(45.4)	(2.5)%
Net sales - current year	$511.3	(3.8)%	$1,688.8	(5.6)%

Auto Care
Net sales - prior year	$196.4		$471.4
Organic	(8.3)	(4.2)%	(8.9)	(1.9)%
Change in Argentina Operations	—	—%	0.2	—%
Change in Russia Operations	—	—%	(0.3)	(0.1)%
Impact of currency	—	—%	(2.6)	(0.5)%
Net sales - current year	$188.1	(4.2)%	$459.8	(2.5)%

Total Net Sales
Net sales - prior year	$728.0		$2,259.7
Organic	(19.3)	(2.7)%	(47.4)	(2.1)%
Change in Argentina Operations	(5.1)	(0.7)%	(3.1)	(0.1)%
Change in Russia Operations	—	—%	(12.6)	(0.6)%
Impact of currency	(4.2)	(0.5)%	(48.0)	(2.1)%
Net sales - current year	$699.4	(3.9)%	$2,148.6	(4.9)%

Results for the Quarter Ended June 30, 2023

Battery & Lights reported Net Sales decreased 3.8% as compared to the prior year. Organic net sales decreased $11.0, or 2.1%, for the third fiscal quarter. The organic decrease was due to weaker performance at a number of non-tracked retail customers during the quarter and general economic headwinds impacting category performance (approximately 7.5%), as well as from the planned exit of low margin business and a decline in our sales to device manufacturers due to their delay of new product launches (approximately 1.0%). This was partially offset by the continued benefits of global pricing actions (approximately 6.5%).

Auto Care reported and organic Net sales decrease of $8.3, or 4.2%, for the third fiscal quarter. The decrease was driven by deceased volumes largely due to cooler weather in the quarter negatively impacting refrigerant sales (approximately 10.5%), decreased distribution in North America (approximately 1.0%), and was partially offset by the continued benefits of global pricing actions (approximately 7.5%).

Results for the Nine Months Ended June 30, 2023

Battery & Lights reported Net sales decreased 5.6% as compared to the prior year. Organic net sales decreased $38.5, or 2.2%, for the nine months ended June 30, 2023. The organic decrease was driven by the timing of holiday orders, category declines from higher retail pricing and general economic conditions impacting category performance and weaker performance at several non-tracked customers (approximately 10.5%), as well as from the planned exit of low margin business and a decline in our sales to device manufacturers due to their delay of new product launches (approximately 1.5%). This was partially offset by the continued benefits of global pricing actions (approximately 10.0%).

Auto Care reported Net sales decreased 2.5%, as compared to the prior year. Organic Net sales decreased $8.9, or 1.9%. The organic decrease in Net sales was due to lower volumes from category declines from higher retail pricing and general economic conditions impacting category performance, cooler spring weather negatively impacting our refrigerant sales, and retailer inventory management (approximately 11.0%). This was partially offset by the continued benefits of global pricing actions (approximately 9.0%).

Segment Profit	Quarter Ended June 30, 2023		Nine Months Ended June 30, 2023
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$142.7		$406.4
Organic	(16.7)	(11.7)%	(4.8)	(1.2)%
Change in Argentina Operations	(1.7)	(1.2)%	(1.0)	(0.2)%
Change in Russia Operations	—	—%	(1.2)	(0.3)%
Impact of currency	(2.4)	(1.7)%	(24.7)	(6.1)%
Segment profit - current year	$121.9	(14.6)%	$374.7	(7.8)%

Auto Care
Segment profit - prior year	12.9		37.0
Organic	4.5	34.9%	22.4	60.5%
Change in Argentina Operations	—	—%	—	—%
Impact of currency	—	—%	(2.0)	(5.4)%
Segment profit - current year	$17.4	34.9%	$57.4	55.1%

Total Segment Profit
Segment profit - prior year	155.6		443.4
Organic	(12.2)	(7.8)%	17.6	4.0%
Change in Argentina Operations	(1.7)	(1.1)%	(1.0)	(0.2)%
Change in Russia Operations	—	—%	(1.2)	(0.3)%
Impact of currency	(2.4)	(1.6)%	(26.7)	(6.0)%
Segment profit - current year	$139.3	(10.5)%	$432.1	(2.5)%

Refer to Note 6, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended June 30, 2023

Global reported segment profit decreased 10.5% as compared to the prior year. Organic profit decrease was $12.2, or 7.8%. The organic decrease was driven by the organic net sales decline discussed above, lower gross margin due to higher operating costs and the timing of inventory build in the prior year, partially offset by reduced SG&A compared to the prior year.
Battery & Lights reported segment profit decreased by 14.6% as compared to the prior year. Organic segment profit decreased by $16.7, or 11.7%, due to the organic net sales decline discussed above, lower gross margin due to higher operating costs and the timing of inventory build in the prior year, higher A&P spend compared to prior year, partially offset by lower SG&A.

Auto Care reported segment profit increased by 34.9% as compared to the prior year driven by the favorable organic segment profit increase of $4.5, or 34.9%. The increase was driven an improvement in gross margin due to Project Momentum and pricing initiatives, as well as a decrease in A&P, partially offset by the organic net sales decrease discussed above.

Results for the Nine Months Ended June 30, 2023

Global reported segment profit decreased 2.5% as compared to the prior year. Organic operating profit increased $17.6, or 4.0%. The increase was driven by an improvement in gross margin due to Project Momentum and pricing initiatives and decreased SG&A. Partially offsetting this increase was the decline in organic Net Sales discussed above and higher A&P spend.
Battery & Lights reported segment profit decreased by 7.8% as compared to the prior year. Organic segment profit decreased by $4.8, or 1.2%. The organic decrease was driven by the decline in organic Net sales discussed above and higher A&P spend, partially offset by improved gross margin due to Project Momentum and pricing initiatives and lower SG&A spend compared to the prior year.

Auto Care reported segment profit increased 55.1% as compared to the prior year driven by organic segment profit growth of $22.4, or 60.5%. The organic increase was driven by an improvement in gross margin due to Project Momentum and pricing initiatives and slightly decreased A&P, partially offset by the decline in organic Net sales discussed above and higher SG&A and R&D spend.

General Corporate	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
General corporate and other expenses	$27.4	$27.6	$80.6	$74.9
% of Net Sales	3.9%	3.8%	3.8%	3.3%

For the quarter ended June 30, 2023, general corporate and other expenses were $27.4, a decrease of $0.2 as compared to the prior year comparative period. For the nine months ended June 30, 2023, General corporate and other expenses were $80.6, an increase of $5.7 as compared to the prior year comparative period. The increase for the nine months ended June 30, 2023 was primarily driven by higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in the current year.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2023, Energizer had $202.4 of cash and cash equivalents, approximately 81% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

In December 2020, the Company entered into a Credit Agreement which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. In December 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

In February 2023, the Company amended this Credit Agreement and the existing interest rate swap to transition the interest reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Finance Rate (SOFR). There were no other changes to the Company's Credit Agreement or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The Company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the Company's financial statement.

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

During the nine months ended June 30, 2023, the Company repurchased $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 at a total discount of $3.4. The Company also paid down $175.0 of the Term Loan. The extinguishment of this debt, less the write-off of associated deferred financing fees, resulted in a loss on extinguishment of debt for the three months ended June 30, 2023 of $0.3 and a gain for the nine months ended June 30, 2023 of $1.7. Subsequent to the quarter, the Company pre-paid an additional $20.0 of the Term Loan.

As of June 30, 2023, the Company had no outstanding borrowing under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available under the 2020 Revolving Facility as of June 30, 2023. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $296.3 in the nine months ended June 30, 2023, as compared to cash flow used by operating activities of $106.2 in the prior year period. This change in cash flows of $402.5 was primarily driven by working capital changes year over year of approximately $414. The working capital change of approximately $414 was primarily a result of the following:

•Approximately $101 is due to collections of accounts receivable, net of trade spend, in the current year compared to the prior year. The Company had reduced its factoring at the end of fiscal year 2022 compared to the prior year, which resulted in higher collections in the first quarter of fiscal 2023;

•Approximately $230 of less inventory investment compared to the prior year as the Company was proactively building safety stock in the prior year and reduced the investment in the current year as inventory levels return to a more normalized level; and

•Approximately $108 due to changes in accounts payable and accrued liabilities driven by timing of payments.

Investing Activities

Net cash used by investing activities was $34.7 and $78.9 for the nine months ended June 30, 2023 and 2022, respectively, and consisted of the following:

•Capital expenditures of $35.4 and $65.8 in the nine months ended June 30, 2023 and 2022, respectively;

•Proceeds from assets sales were $0.7 and $0.5 in the nine months ended June 30, 2023 and 2022, respectively;

•Acquisitions of intangible assets of $14.6 relating to the auto care appearance trade names and formulas acquired in Latin America during the nine months ended June 30, 2022; and

•Acquisitions, net of cash acquired and working capital settlements was an inflow of $1.0 from the Formulations Acquisition working capital settlement in fiscal 2022.

Investing cash outflows of approximately $55 to $65 are anticipated in fiscal 2023 for capital expenditures relating to maintenance, product development and cost reduction investments, including Project Momentum capital initiatives.

Financing Activities

Net cash used by financing activities was $261.2 for the nine months ended June 30, 2023 as compared to cash from financing activities of $158.4 in the prior fiscal year period. For the nine months ended June 30, 2023, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $197.0, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $175.0;

•Net increase in debt with original maturities of 90 days or less of $2.5 primarily related to international borrowings;

•Dividends paid on common stock of $64.8 (see below); and

•Taxes paid for withheld share-based payments of $1.9.

For the nine months ended June 30, 2022, cash from financing activities consisted of the following:

•Cash proceeds from the issuance of debt with original maturities greater than 90 days of $300.0 relating to the new Senior Note due in 2027 issuance the second quarter of fiscal 2022;

•Payments of debt with original maturities greater than 90 days of $10.6, primarily related to the quarterly principal payments on the Term Loan;

•Net decrease in debt with original maturities of 90 days or less of $43.8 primarily related to borrowing under our 2020 Revolving Facility;

•Payments to terminate finance lease obligations of $5.1 related to the termination of our Dixon, IL. packaging facility lease;

•Debt issuance costs of $7.6 relating to the amendment of the Credit Agreement in December 2021 and the issuance of the $300 Senior Note due in 2027;

•Dividends paid on common stock of $64.1;

•Dividends paid on mandatory convertible preferred stock (MCPS) of $8.1; and

•Taxes paid for withheld share-based payments of $2.3.

Dividends

On November 7, 2022, the Board of Directors declared a cash dividend for the first quarter of fiscal 2023 of $0.30 per share of common stock, payable on December 16, 2022. On January 30, 2023, the Board of Directors declared a cash dividend for the second quarter of 2023 of $0.30 per share of common stock, payable on March 16, 2023. On May 1, 2023, the Board of Directors declared a cash dividend for the third quarter of fiscal 2023 of $0.30 per share of common stock, payable on June 13, 2023.

Subsequent to the end of the fiscal quarter, on July 30, 2023, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2023 of $0.30 per share of common stock, payable on September 15, 2023, to all shareholders of record as of the close of business on August 22, 2023.

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
Other Matters

Environmental Matters

Accrued environmental costs at June 30, 2023 were $14.0. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,391.1 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at June 30, 2023 is $807.1, with $152.4 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $700.0 of variable rate debt. Refer to Note 8, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $16.7. The first payment of $3.6 is due in the second quarter of fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $11.3. Of this amount, $6.6 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at June 30, 2023 are $144.9 and $66.7, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.4 and $2.5, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2023 and September 30, 2022, Energizer had unrealized pre-tax loss of $3.0 and an unrealized pre-tax gain of $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2023 levels over the next twelve months, $2.9 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2023 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2024.

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

The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2023 resulted in a loss of $1.6 and $1.0, respectively. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2022 resulted in a gain of $1.9 and $5.3, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2025. There were 18 open contracts at June 30, 2023, with a total notional value of approximately $52. The pre-tax unrealized loss on the zinc contracts was $7.5 and $6.1 for the quarter ended June 30, 2023 and September 30, 2022, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2023, Energizer had variable rate debt outstanding of $1,007.0 under the 2020 Term Loan and the 2020 Revolving Facility.

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

In February 2023, the Company amended its Credit Agreement to transition the interest reference rate from LIBOR to SOFR. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The Company also amended the 2020 Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

At June 30, 2023 and September 30, 2022, Energizer recorded a unrealized pre-tax gain of $77.1 and $86.4 on the 2020 Interest rate swap, respectively. For the quarter ended June 30, 2023, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.58%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2023 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	5,041,940
May 1 - May 31	—	—	—	5,041,940
June 1 - June 30	—	—	—	5,041,940
Total	—	—	—	5,041,940

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Energizer Holdings, Inc. (Company), through its subsidiary, Energizer Brands, LLC, entered into a Separation Transition Agreement, dated August 4, 2023 (Agreement), with Susan K. Drath, the Company’s Chief Human Capital Officer. Pursuant to the Agreement, Ms. Drath’s employment with the Company will end effective March 31, 2024 (Separation Date) and she will support the orderly transition of her responsibilities through the Separation Date (Transition Period). Ms. Drath will cease to serve as the Company’s Chief Human Resources Officer effective as of December 31, 2023 and thereafter will serve as a Special Advisor to the Company through the Separation Date.

Pursuant to the Agreement, which includes a release of claims, and provided Ms. Drath otherwise complies with the terms of the Agreement, during the Transition Period, Ms. Drath will continue to receive payment of her base salary and will remain eligible to participate in the Company’s benefit plans and programs in effect during the Transition Period. Additionally, in consideration for her waiver of her right to receive a cash bonus payment pursuant to the Company’s Executive Bonus Plan for the plan year ending September 30, 2023 and the restricted stock units (RSUs) and performance-based RSUs (PSUs) previously granted to Ms. Drath that were otherwise scheduled to vest in 2023, Ms. Drath will receive payments in the aggregate amount of approximately $237,042 and a payment equal to the amount Ms. Drath would have been due for fiscal 2023 based on performance achievement under the Bonus Plan, subject to her remaining employed through the Separation Date.

Following the Separation Date, subject to Ms. Drath remaining employed through such date and her execution of a release of claims, she will be entitled to receive severance payments in an aggregate amount of approximately $1,130,718, payable no later than December 31, 2024.

If Ms. Drath’s employment is terminated by the Company without cause prior to the Separation Date, Ms. Drath will remain entitled to receive all payments under the Agreement. The Agreement contains customary confidentiality, cooperation and non-disparagement provisions, which are perpetual, and non-competition and non-solicitation provisions.

The foregoing description of the Agreement is a summary and is qualified in its entirety by the full text of the Agreement, a copy of which will be filed with the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2023.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	August 8, 2023