Form 10-K
period 2023-09-30
ENERGIZER HOLDINGS, INC.
filed 2023-11-14
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2023, the last day of the registrant's most recently completed second quarter: $2.5 billion.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 10, 2023: 71,581,328.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 29, 2024, have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2023.

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

Energizer, through its operating subsidiaries, is a global diversified household products leader in batteries, auto care and portable lights. Energizer is one of the world’s largest manufacturers, marketers and distributors of household and specialty batteries; automotive appearance, performance, refrigerant and freshener products; and portable lights. Information about our legal separation from our former parent company and recent acquisitions can be found in the MD&A and Note 1 to our Consolidated Financial Statements.

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

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2023, only Wal-Mart Stores, Inc. accounted for ten percent or more (14.2%) of the Company's annual sales.

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

In our auto care business, we also have the Refresh Your Car!, California Scents, Driven, Bahama & Co., LEXOL, Eagle One, Armor All, STP, Tuff Stuff, Kent Car Care, A/C Pro and the Nu Finish trademarks, and we recently expanded our portfolio in Latin America to add the Carnu, Grand Prix, Kit and Tempo trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is nearly 1,900 worldwide.

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

Human Capital Resources

Purpose and Culture

Energizer is driven by our purpose to responsibly create products to make lives easier and more enjoyable, and we take very seriously our responsibility to foster a diverse, equitable, and inclusive environment where people feel a sense of belonging. We are committed to providing fulfilling careers and development opportunities for our colleagues at all levels and supporting their well-being at work and at home. By living our culture of winning together, while serving each other, with a willingness to act boldly, all while doing right, we drive an atmosphere where colleagues can feel proud to work for Energizer. Our culture is the foundation for everything we do, and it is essential to fulfilling our mission of being the leader in our categories by better serving consumers and customers:

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
•With A Willingness to Act Boldly. We push forward rather than leaning back. We take chances, have a bias for action and go all in to achieve our goals. Even if we fail, we fail together. We are transparent, we learn from it, and we are better for it. We are fearlessly determined.
•All While Doing Right. We bring out the best in each other to bring the best to our consumers and customers. We are vulnerable and trust each other with our imperfections. By being inclusive and open, our diverse perspectives amplify what we can achieve. Doing the right thing is all we know.

Employees

As of September 30, 2023, we had approximately 5,080 employees located across 30 countries, including approximately 1,950 employees based in North America, 1,725 employees in Asia Pacific, 890 employees in Europe, the Middle East and Africa, and 515 employees in Latin America. Approximately 300 employees are unionized, primarily at our Fennimore, Wisconsin; Portage, Wisconsin; and Marietta, Ohio, facilities. We consider our employee relations to be good.

Governance

Energizer believes that strong governance principles, policies, and practices contribute to better results for our shareholders. We are proud to have a diverse and independent Board of Directors with the skills, experience and perspectives to help chart the course of our global company.

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

Diversity, Equity, Inclusion and Belonging

Diversity, equity, inclusion, and belonging (“DEIB”) is a business imperative that requires active engagement from all leaders and colleagues. We strive to foster an inclusive and diverse workplace culture where colleagues feel a sense of belonging, feel listened to, are included in discussions, and are valued for their contributions.

In fiscal 2023, we continued to focus on the following strategic DEIB priorities:

•Community: Promoting a workplace where all colleagues feel safe to express their perspectives and feel they belong to our team;
•Learning: Building colleague awareness and understanding to produce respectful and inclusive workplace behaviors and actions; and
•Talent: Embracing diversity to attract, recruit, develop, and retain top talent.

Our recruitment strategies are designed to ensure a diverse pipeline of candidates to meet the needs of our business today and in the future. Energizer has taken steps to enhance its talent acquisition process across the organization, including by implementing diversity training for recruiters, interview skills training for colleagues who are new to the interview process, and processes to improve our candidate attraction, selection, and onboarding so we can welcome diverse colleagues to our company. We continually assess our talent guidelines and decisions as part of our efforts to ensure fair and objective hiring practices.

Energizer is proud to have three employee resource groups — the Women’s Leadership Network, the African Ancestry Leadership Group, and Mosaic (the Asian-American Ancestry Group) — that help increase the visibility and advancement of diverse colleagues. By embracing our colleagues’ diverse cultures, experiences, and ways of thinking, we believe we will deliver better business results and have a more engaged workforce.

Talent Development and Training

Engaged, driven and productive colleagues are essential to achieving growth. All Energizer colleagues participate in annual training focused on topics related to ethics, compliance, diversity, equity, inclusion, and belonging.

For salaried colleagues, we offer a catalog featuring in excess of 2,000 online courses from IT skills to business acumen and leadership skills, along with an online competency model library and supporting training resources. Specific skills-based training is provided to colleagues within their function so they can understand and master necessary job skills and requirements and have access to developmental opportunities. We also encourage career development through individual development planning, formal mentoring programs, team effectiveness workshops, project and change management training, and leadership development programs.

For hourly colleagues, we conduct annual safety, health, and environmental training as well as equipment and other job-relevant training. Colleagues are encouraged to communicate their career interests to their manager and have access to our career center to view available positions.

Compensation and Benefits

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

We deliver market-competitive total rewards packages for our colleagues, which vary based on market practices. As part of our commitment to fair pay, we strive to be externally competitive while keeping in mind internal equity across our organization. Pay for performance is our fundamental reward philosophy. We reward and recognize both individual and team results relative to our business goals and commitment to shareholders, as well as behaviors that align with our culture statement. We conduct global pay equity assessments and compensation reviews. We strive to reduce unconscious biases and structural barriers in our hiring practices, performance reviews, promotional guidelines and leadership opportunities that may contribute to pay inequities.

Workplace Safety

In an effort to ensure our colleagues have a safe workplace, Energizer maintains a global safety, health, and environmental (“SHE”) policy. Because providing products and services to our customers with zero harm to people and the environment is our goal, we require all colleagues and contractors at our plants and manufacturing facilities to understand and follow our global SHE policy, and we retrain them on this policy annually. Each facility also maintains additional safety policies, measures and procedures specific to its individual needs. In addition, our facilities incorporate the usage of noise and air permits, thus contributing to the decrease of air pollution and creating a safer, more comfortable environment for all colleagues. Our occupational health and safety management system is aimed at addressing three key components of safety:

•Identifying the root cause of safety hazards in our operations;
•Assessing risks associated with all hazards or conditions identified; and
•Mitigating risks associated with known hazards and conditions.

The program establishes minimum requirements for enterprise-wide safety, environmental and Department of Transportation loss-prevention activities. It contributes to our compliance with applicable safety and environmental-related laws, rules and regulations. It aligns with national and international SHE standards such as American National Standards Institute (ANSI) Z-10 and ISO 45001 and provides a framework for 16 SHE elements.

Community

Energizer believes in supporting the communities where we live, work and play. Many of our colleagues are highly active with charities of their own choosing, and the Energizer Giving Foundation enables them to make a greater difference by matching their contributions dollar-for-dollar. Energizer also supports Feed the Children and disaster relief efforts through our partnership with the Red Cross. Since 2016, Energizer has donated more than 18 million batteries and portable lighting products in North America alone.

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

Energizer takes seriously our responsibility to support communities in need during times of crisis and disaster. Throughout the last year, we responded to hurricanes and wildfires across the globe with product donations.

Relevant Company Policies

Energizer’s policies in support of the topics discussed in this section, including the Equal Employment Opportunity Policy, Social Policy (Human Rights and Labor Rights), and Safety, Health, and Environmental Policy, can be found in the Policies section of the Energizer Holdings, Inc. website.

Governmental Regulations and Environmental Matters

Our operations, including the manufacture, packaging, labeling, storage, distribution, advertising and sale of our products, are subject to various federal, state, local and foreign laws and regulations, including those intended to protect public health and the environment. In the U.S. many of our products are regulated by the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. We are also subject to extended producer responsibility (EPR) fees regarding the recycling of batteries and packaging; regulations regarding transportation, storage or use of certain chemicals to protect the environment; and regulations in other related areas, such as sustainability, including the European Union Batteries Regulation and updates to EU REACH, the EU Detergents Regulation, the EU General Product Safety Regulation, and Classification, Labeling, and Packaging (CLP) laws. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, foreign, state and local governmental authorities.

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ aftermarket A/C products, have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. The United States passed the American Innovation and Manufacturing Act (AIM Act) in 2020, which also regulates refrigerants, and individual states are also regulating the sale and distribution of products containing R-134a and state limitations on PFAs often include blanket restrictions on refrigerants. In addition, regulations may also be enacted governing the packing, use and disposal of our auto care business' products containing refrigerants.

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

For additional information on the laws and regulations that apply to our business, see MD&A and Note 20, Environmental and Regulatory, to our Consolidated Financial Statements. For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."

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

Economic, Competitive and Industry Risks

Global economic and financial market conditions beyond our control might materially and negatively impact us.

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or growing recession risk, as well as input costs including fuel and energy costs (for example, the price of gasoline), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

In addition, the COVID-19 pandemic, geopolitical instability, including the conflict in Ukraine, as well as other global events have significantly increased global macroeconomic uncertainty and volatility. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of purchasing patterns to lower cost options such as “private label” brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2023. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

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

We must successfully manage the demand, supply, and operational challenges brought about by any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retailers and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak or similar widespread public health concern, could negatively impact our overall business, financial position and financial results. These impacts may include, but are not limited to:

▪Significant reductions, shifts or fluctuations in demand for one or more of our products;
▪Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements. In addition, we may incur higher costs for transportation, workforce and distribution capability in order to maintain the surety of supplying product to our customers;
▪Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us in a timely manner; and
▪Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products, which may include, but are not limited to, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our or our third-party partners' or customers' operating and/or manufacturing capabilities, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

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

We currently conduct our business on a worldwide basis, with more than 40% of our sales in fiscal year 2023 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•unfavorable and uncertain macroeconomic and geopolitical conditions and potential operational or supply chain disruptions as a result of these developments;
•political or economic instability, labor disputes, government corruption and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt, Russia, the Middle East and certain markets in Latin America;
•potential disruption from wars and military conflicts;
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
•continuing legal, political and economic uncertainty from the United Kingdom's exit from the European Union, including the long-term impact of the bilateral trade and cooperation deal governing the relationship between the United Kingdom and the European Union and the potential for increasing divergence between the European Union and United Kingdom legal regimes;
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

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, acts of war or conflicts, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

The Company's future results may be affected by its operational execution, including its ability to achieve cost savings as a result of any current or future restructuring efforts.

The Company's financial results depend on the successful execution of its business operating plans. To operate more efficiently and control costs, we have entered into, and may in the future enter into, restructuring and cost reduction plans (including Project Momentum, our previously announced profit recovery program). Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. Execution of any restructuring program also presents a number of significant risks, including:

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

We may not be able to attract, retain and develop key employees, as well as effectively manage human capital resources.

Our future performance depends significantly upon the continued service of our executive officers and other key employees, as well as our continuing ability to attract, retain and develop highly qualified and diverse employees, including future members of our management team. Competition for such employees is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified employees in the future.

In addition, competition for labor remains strong and labor costs for manufacturing in the US and Singapore, among other countries, continue to rise. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business.

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

As of September 30, 2023, our total aggregate outstanding indebtedness was approximately $3.4 billion. We had $492.9 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $7.1 million. This significant amount of debt could have important consequences to us and our shareholders, including:

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

Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of intangible assets, including trademarks and goodwill. Any impairment charges could adversely affect the Company’s financial condition and results of operations. See Note 11, Goodwill and intangible assets for further information related to goodwill and intangible assets, and the impairment charges recorded in the year ended September 30, 2022.

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

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, responsible sourcing, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor, and certain investors may divert from, or avoid investing in, our securities.

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

1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive office is in St. Louis, Missouri. Below is a list of Energizer's principal plants and facilities, as well as the product segment they support. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.
North America
Asheboro, NC (an owned Battery & Lights manufacturing plant and packaging facility)
Garrettsville, OH (an owned Battery & Lights manufacturing plant)
Marietta, OH (an owned Battery & Lights manufacturing plant)
Westlake, OH (an owned research facility for both Battery & Lights and Auto Care)
Dayton, OH (a leased Auto Care manufacturing and distribution facility)
Fennimore, WI (an owned Battery & Lights manufacturing facility)
Portage, WI (an owned Battery & Lights manufacturing facility)
Franklin, IN (a leased Battery & Lights distribution and packaging facility)
International
Bekasi, Indonesia (an owned Battery & Lights manufacturing facility)
Cimanggis, Indonesia (an owned Battery & Lights manufacturing facility on leased land)
Jurong, Singapore (an owned Battery & Lights manufacturing facility on leased land)
Alexandria, Egypt (an owned Battery & Lights manufacturing facility)
Washington, UK (a leased Battery & Lights manufacturing facility)
Rassau, UK (a leased Auto Care manufacturing facility)
Jaboatao, Brazil (an owned Battery & Lights manufacturing facility)
In addition to the properties identified above, Energizer and its subsidiaries own or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

Through our global supply chain and global manufacturing footprint, we strive to meet diverse consumer demands within each of the markets we serve. Our portfolio of household and specialty batteries, portable lights, and auto care products is distributed through a global sales force and global distributor model.

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 14, 2023. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Mark S. LaVigne - President and Chief Executive Officer. Mr. LaVigne has served as President since 2019 and as Chief Executive Officer since January 1, 2021. He previously served as Executive Vice President and Chief Operating Officer from 2015 – 2019. Mr. LaVigne joined Energizer’s former parent company in 2010, as Vice President, Assistant General Counsel and Corporate Secretary, later serving as Vice President, General Counsel and Corporate Secretary during which time he led Energizer’s spin-off from our former parent company in 2015. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he specialized in business and transactional counseling, and advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 52.

Sue K. Drath - Chief Human Capital Officer. Ms. Drath has served as Chief Human Capital Officer since 2015 and is responsible for Energizer's global human resources function including culture, engagement, diversity, talent acquisition, rewards and development for our global colleagues. Ms. Drath will serve as the Company's Chief Human Resources Officer through December 31, 2023 and thereafter will serve as a Special Advisor to the Company through March 31, 2024. Ms. Drath was Vice President, Global Rewards of our former parent company. In this role, Ms. Drath was responsible for the design, development, and implementation of all corporate-driven compensation and benefits programs across Energizer’s businesses and areas. Ms. Drath was with our former parent company since 1992, previously serving as Vice President, Global Compensation and Benefits. Ms. Drath graduated from the University of North Dakota with a B.A. degree in Business Administration. Age: 53.

John J. Drabik - Executive Vice President, Chief Financial Officer. Mr. Drabik was appointed as Executive Vice President, Chief Financial Officer effective October 1, 2021 and is responsible for the Company’s global accounting, finance and information technology functions. He previously served as Senior Vice President, Corporate Controller and Chief Accounting Officer from 2019 to 2021. Mr. Drabik joined Energizer's former parent company in 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from 2013-2015, Vice President, Corporate Development and Treasurer from 2015 to 2017; and Vice President, Corporate Controller and Treasurer from 2017 to 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a B.S. degree in Accounting from the University of Missouri at Columbia. Age: 51.

Michael A. Lampman - Executive Vice President, North America and Global Business Units. Mr. Lampman has served as Executive Vice President, North America and Global Business Units since September 27, 2021 and is responsible for our commercial operations in North America, as well as Energizer’s global hearing aid battery business and global digital commerce efforts. Prior to his current role, Mr. Lampman served as Chief Business Officer for our Commercial operations across North and South America from 2017 to 2021. He joined our former parent company in 1986 and has held several sales leadership roles of increasing responsibility, including Vice President, Commercial Strategy for North America from 2015 - 2017. Mr. Lampman holds a B.A. degree in marketing from Central Connecticut State University. Age: 58.

Robin W. Vauth - Executive Vice President, International. Mr. Vauth has served as Executive Vice President, International since September 27, 2021 and is responsible for our International markets outside of North America. Prior to his current role, Mr. Vauth served as Chief Business Officer International from 2016 to 2021. Mr. Vauth joined our former parent company in 2007 and has held several leadership roles of increasing responsibility including, Business Director Germany, Regional Business Director North-East Europe and Senior Director Europe. Prior to Energizer, Mr. Vauth held a variety of Marketing, Sales and General Management roles at Kellogg Company and then L’Oréal. Mr. Vauth holds a Bachelor’s degree in ‘Business Administration’ from Bielefeld and Portsmouth University and an MBA from Kellogg Business School and WHU - Otto Beisheim School of Management. Age: 57.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2023, there were approximately 4,780 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2023 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	5,041,940
August 1, 2023 - August 31, 2023	—	$—	—	5,041,940
September 1, 2023 - September 30, 2023	—	$—	—	5,041,940
Total	—	$—	—	5,041,940

The graph below matches Energizer Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index, the S&P SmallCap 600 index, and the S&P 500 Household Products index. Energizer was moved from the S&P MidCap 400 index to the S&P SmallCap 600 index this year, and accordingly, the Company has elected to replace S&P MidCap 400 index with the S&P SmallCap 600 index in the graph below. In this transition year, we have included both indexes in the graph below. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2018 to 9/30/2023.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/18	9/30/19	9/30/20	9/30/21	9/30/22	9/30/23
Energizer Holdings, Inc.	100.00	76.39	70.35	72.17	48.17	63.55
S&P Midcap 400	100.00	97.51	95.40	137.07	116.17	134.20
S&P SmallCap 600	100.00	90.66	83.14	131.07	106.39	117.11
S&P 500 Household Products	100.00	140.05	160.23	160.01	146.73	170.06

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
Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as Project Momentum restructuring and related costs, acquisition and integration costs, an acquisition earn out, an impairment of goodwill and intangible assets, the (gain)/loss on extinguishment of debt, the settlement loss on U.S. pension annuity buyout, the costs of exiting the Russian market, the gain on finance lease termination, the costs of the May 2022 flooding of our Brazilian manufacturing facility, and the one-time impact of Tax structuring. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, amortization expense, impairment of goodwill and intangible assets, interest expense, (gain)/loss on extinguishment of debt, other items, net, Project Momentum restructuring and related costs, acquisition and integration costs, an acquisition earn out, settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our Brazilian manufacturing facility have all been excluded from segment profit.

Adjusted net earnings and Adjusted Diluted net earnings per common share (EPS). These measures exclude the impact of Project Momentum restructuring and related costs, costs related to acquisition and integration, an acquisition earn out, an impairment of goodwill and intangible assets, the (gain)/loss on extinguishment of debt, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market, the costs of the flooding of our Brazilian manufacturing facility and the one-time impact of Tax structuring.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of Project Momentum restructuring and related costs, acquisition and integration costs, an acquisition earn out, an impairment of goodwill and intangible assets, the (gain)/loss on extinguishment of debt, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our Brazilian manufacturing facility, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred, as well as the one-time impact of Tax structuring.

Organic. This is the non-GAAP financial measurement of the change in revenue or segment profit that excludes or otherwise adjusts for the change in Russia and Argentina operations and the impact of currency from the changes in foreign currency exchange rates as defined below:

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

Adjusted Gross Profit, Adjusted Gross Margin, adjusted Selling, General & Administrative (SG&A) as a percent of sales and adjusted Other items, net. Details for adjusted gross margin, adjusted SG&A as a percent of sales and adjusted Other items, net are also supplemental non-GAAP measure disclosures. These measures exclude the impact of Project Momentum restructuring and related costs, acquisition and integration costs, an acquisition earn out, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our manufacturing facility in Brazil.

Coronavirus (COVID-19)

We continue to monitor the impact of the COVID-19 pandemic on our businesses and the overall economy. Uncertainty regarding any future impact of the pandemic on our businesses remains, and such impacts will ultimately depend on the length and severity of the pandemic, among other factors.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue into fiscal year 2024. While we did not experience significant disruptions in our operations in fiscal 2023, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures.

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

Brazil Manufacturing Plant Flood

In May 2022, the Company's Jaboatao, Brazil battery manufacturing facility had severe flooding due to historic levels of rain in the area. The plant was not operational for the month of June, however some production began again in July and was back on line in fiscal 2023. For the twelve months ended September 30, 2022, the Company recorded costs related to the flood net of insurance proceeds of $9.7 in Cost of products sold, primarily related to damaged inventory at the plant. In fiscal 2023, the insurance claim was settled and no further losses are expected.

Recent Acquisitions

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

On January 2, 2019, the Company acquired Spectrum Brands Holdings, Inc.'s (Spectrum) global battery, lighting and portable power business (Battery Acquisition) including the brands Rayovac® and Varta®. The acquisition expanded our battery portfolio globally with the addition of a strong value brand. On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany.

On January 28, 2019, the Company acquired Spectrum’s global auto care business, including Armor All®, STP®, and A/C PRO® brands (Auto Care Acquisition).

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the above acquisitions of $16.5 and $68.9 in the twelve months ended September 30, 2022, and 2021, respectively. There were no acquisition and integration costs during the twelve months ended September 30, 2023.

Pre-tax costs recorded in Costs of products sold were $6.0 and $33.7 for the twelve months ended September 30, 2022, and 2021, respectively, which primarily related to facility exit and integration restructuring costs of $5.2 and $31.9 as discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 and $40.0 for the twelve months ended September 30, 2022 and 2021, respectively. In fiscal 2022, the SG&A expenses primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. In fiscal 2021, the SG&A expenses primarily related to consulting fees for the 2020 restructuring program, success incentives, and costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses.

For the twelve months ended September 30, 2022 and 2021 the Company recorded $1.1 each year in Research and development.

Included in Other items, net was pre-tax income of $5.9 in the twelve months ended September 30, 2021. The pre-tax income was primarily driven by the gain on a sale of assets of $3.3, which was part of the integration restructuring discussed in Note 5, Restructuring.

Restructuring Costs

In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across the Company. In July 2023, the Company's Board of Directors approved an expansion of this program to include an additional year, which will allow for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program and increase the savings by $50 annually.

The restructuring component of the program is now expected to generate $115 to $130 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of $95 to $110, non-cash costs of $12, and capital expenditures of $70 to $80 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $130 and $150 by the end of fiscal year 2025, with approximately $54 of those savings recognized in fiscal year 2023.

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

The total pre-tax expense related to these restructuring plans for the twelve months ended September 30, 2023, 2022 and 2021 were $59.7, $1.7, and $36.8, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation and decommissioning costs, environmental investigatory and mitigation costs, consulting costs and other exit costs, offset by a gain on finance lease termination in fiscal 2022 and a gain on sale of fixed assets in fiscal 2021. The costs were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above fiscal 2023 would have been included in our Batteries & Lights and Auto Care segments in the amount of $52.7 and $7.0, respectively. The restructuring costs noted above for fiscal year 2022 would have been included in our Batteries & Lights and Auto Care segments in the amount of $1.3 and $0.4, respectively. The restructuring costs noted above for fiscal year 2021 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $30.7 and $6.1, respectively.

Total pre-tax charges related to Project Momentum since inception was $60.6. Total pre-tax charges relating to the 2019 restructuring program since inception was also $60.6. Total pre-tax charges relating to the 2020 restructuring program since inception are $19.4.

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

Refer to Note 5 Restructuring for further detail.

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

Financial Results

Net earnings for the fiscal year ended September 30, 2023 was $140.5, or $1.94 per diluted common share, compared to Net loss of $231.5, or a loss of $3.37 per diluted common share, for the fiscal year ended September 30, 2022, and Net earnings of $160.9, or $2.11 per diluted common share, for the fiscal year ended September 30, 2021.

Net earnings/(loss) and diluted net earnings/(loss) per common share for the time periods presented were impacted by certain items related to Project Momentum restructuring and related costs, costs related to acquisition and integration, an acquisition earn out, impairment of goodwill and intangible assets, the (gain)/loss on extinguishment of debt, the settlement loss on U.S. pension annuity buy out, the costs of exiting the Russian market, the gain on finance lease termination, the costs of the flooding of our manufacturing facility in Brazil, and the one-time impact of Tax structuring as described in the tables below. The impact of these items on reported net earnings/(loss) and reported diluted net earnings/(loss) per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2023	2022	2021
Net earnings/(loss) attributable to common shareholders	$140.5	$(235.5)	$144.7
Mandatory preferred stock dividends	—	(4.0)	(16.2)
Net earnings/(loss)	140.5	(231.5)	160.9
Pre-tax adjustments
Project Momentum Restructuring and related costs (1)	59.7	0.9	—
Acquisition and integration (2)	—	16.5	68.9
Acquisition earn out (3)	—	1.1	3.4
Impairment of goodwill & intangible assets	—	541.9	—
(Gain)/loss on extinguishment of debt	(1.5)	—	103.3
Settlement loss on U.S. pension annuity buy out (4)	50.2	—	—
Exit of Russian market (5)	—	14.6	—
Gain on finance lease termination (6)	—	(4.5)	—
Brazil flood damage, net of insurance proceeds (7)	—	9.7	—
Total adjustments, pre-tax	$108.4	$580.2	$175.6
Total adjustments, after tax (8)	$83.5	$452.6	$94.5
Adjusted net earnings	$224.0	$221.1	$255.4

	For the Twelve Months Ended September 30,
	2023	2022	2021
Diluted net earnings/(loss) per common share	$1.94	$(3.37)	$2.11
Adjustments
Project Momentum Restructuring and related costs	0.64	0.01	—
Acquisition and integration	—	0.17	0.79
Acquisition earn out	—	0.01	0.03
Impairment of goodwill & intangible assets	—	5.86	—
(Gain)/loss on extinguishment of debt	(0.02)	—	1.11
Settlement loss on U.S. pension annuity buy out	0.53	—	—
Exit of Russian market	—	0.17	—
Gain on finance lease termination	—	(0.05)	—
Brazil flood damage, net of insurance proceeds	—	0.14	—
Tax structuring (9)	—	—	(0.56)
Impact for diluted share calculation (10)	—	0.14	—
Adjusted diluted net earnings per diluted share	$3.09	$3.08	$3.48
Weighted average shares of common stock - Diluted	72.4	69.9	68.7
Adjusted weighted average shares of common stock - Diluted (10)	72.4	71.7	68.7

Currency, excluding hyperinflationary markets, had an adverse impact to fiscal 2023 compared to fiscal 2022. Earnings before income tax was negatively impacted by $21.3, or $0.23 per share, compared to the prior year.

Currency, excluding hyperinflationary markets, had an adverse impact to fiscal 2022 compared to fiscal 2021. Earnings before income tax was negatively impacted by $25.9, or $0.29 per share, compared to the prior year.

(1) Project Momentum Restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2023	2022	2021
Cost of products sold (COGS)	$29.9	$—	$—
Selling, general and administrative expense (SG&A) Restructuring costs	26.7	0.9	—
SG&A - IT Enablement	3.3	—	—
Other items, net	(0.2)	—	—
Total Project Momentum restructuring and related costs	$59.7	$0.9	$—

(2) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2023	2022	2021
COGS	$—	$6.0	$33.7
SG&A	—	9.4	40.0
Research and development expense (R&D)	—	1.1	1.1
Other items, net	—	—	(5.9)
Total acquisition and integration costs	$—	$16.5	$68.9

(3) This represents the estimated earn out achieved through September 30, 2022 and 2021 under the incentive agreements entered into with the Formulations Acquisition and is recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

(4) The Settlement loss is due to the execution of a partial retiree annuity buy out on the U.S. pension plan in the fourth quarter of fiscal 2023. This charge is included in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

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

(6) This represents the termination of finance lease in fiscal 2022 associated with a facility that was exited as part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

(7) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, net of insurance proceeds, which were recorded in COGS. The majority is related to damaged inventory.

(8) The effective tax rate for the Adjusted - Non-GAAP Net earnings and Diluted net earnings per common share was 21.2%, 19.5% and 22.6% for the years ended September 30, 2023, 2022 and 2021, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(9) Represents the impact of a reduction to deferred tax liabilities due to tax structuring activities.

(10) During the year ended September 30, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. The full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation. In addition, the dilutive restricted stock unit awards are included in the shares calculation on an adjusted basis.

For the twelve months ended September 30, 2021, the conversion of the mandatory convertible preferred stock is not dilutive and the mandatory preferred stock dividends are included in the adjusted dilution calculation.

Operating Results

	For the Years Ended September 30,
Net Sales	2023	% Chg	2022	% Chg
Net sales - prior year	$3,050.1		$3,021.5
Organic	(31.6)	(1.0)%	94.4	3.1%
Change in Russia Operations	(12.6)	(0.4)%	(19.3)	(0.6)%
Change in Argentina Operations	(5.3)	(0.2)%	11.9	0.4%
Impact of currency	(40.9)	(1.4)%	(58.4)	(2.0)%
Net sales - current year	$2,959.7	(3.0)%	$3,050.1	0.9%

Net sales for the year ended September 30, 2023 were $2,959.7, a decrease of 3.0% from the prior year. Organic net sales decreased 1.0% primarily due to:

•Volume declines of approximately 7.5% due to lower category volumes across both battery and auto care from higher retail pricing and general economic conditions impacting category performance and weaker battery performance across non-tracked channels;

•Volume declines of approximately 1.0% from the planned exit of low margin business, a decline in our sales to device manufacturers due to their delay of new product launches and fourth quarter lost battery distribution in international markets; and

•Partially offsetting these declines was the continued benefit of global pricing actions in both the battery and auto care businesses which increased organic sales by approximately 7.5%.

Net sales for the year ended September 30, 2022 were $3,050.1, an increase of 0.9%. Organic net sales increased 3.1% primarily due to:

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

Gross Profit

Gross profit dollars were $1,124.0 in fiscal 2023 versus $1,119.5 in fiscal 2022. Excluding the current year Project Momentum restructuring costs of $29.9, and the prior year integration costs of $6.0, impact of costs from the flooding of our Brazilian manufacturing facility of $9.7 and exiting the Russian market of $1.3, gross profit dollars were $1,153.9 in fiscal 2023 versus $1,136.5 in fiscal 2022. The increase in gross profit dollars was driven by the positive impact of executed price increases in battery and auto care and Project Momentum savings of approximately $47. Partially offsetting these margin impacts were higher operating costs, including raw material costs, as well as adverse currency impacts.

Gross profit dollars were $1,119.5 in fiscal 2022 versus $1,161.4 in fiscal 2021. Excluding the fiscal 2022 and fiscal 2021 acquisition and integration costs of $6.0 and $33.7, respectively, and the fiscal 2022 impact of costs from the flooding of our Brazilian manufacturing facility of $9.7 and exiting the Russian market of $1.3, gross profit dollars were $1,136.5 in fiscal 2022 versus $1,195.1 in fiscal 2021. The decrease in gross profit dollars was driven by higher operating costs, including transportation, material and labor costs, consistent with ongoing inflationary trends. The later part of fiscal 2022 was further impacted by operating inefficiencies related to reduced production volumes as the Company lowered overall inventory levels on hand. Partially offsetting these margin impacts was the positive impact of executed price increases in battery and auto care, the elimination of fiscal 2021 COVID-19 costs and synergies of approximately $6.

Gross margin as a percent of Net sales for fiscal 2023 was 38.0% versus 36.7% in the prior year. Excluding the current year Project Momentum restructuring costs and the prior year costs from the flooding of our Brazilian manufacturing facility, exiting the Russian market and integration costs, the gross margin was 39.0% for the fiscal year, up 170 basis points from prior year. Gross margin as a percent of Net sales for fiscal 2022 was 36.7% versus 38.4% in fiscal 2021. Excluding the fiscal 2022 and 2021 acquisition and integration costs, and the fiscal 2022 impact of costs from the flooding of our Brazilian manufacturing facility and exiting the Russian market, gross margin was 37.3%, down 230 basis points from prior year.

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Reported	Adjusted	Reported	Adjusted
Gross Margin - Prior Year	36.7%	37.3%	38.4%	39.6%
Pricing	4.2%	4.2%	4.3%	4.3%
Project Momentum initiatives	1.4%	1.4%	—%	—%
Mix impact	0.1%	0.1%	—%	—%
Product cost impacts	(3.7)%	(3.7)%	(5.8)%	(5.8)%
Year-over-year impact of restructuring costs, Brazil flood, exiting the Russian market and integration costs, net	(0.4)%	—%	0.6%	—%
Reduction of FY 2021 COVID-19 cost impact	—%	—%	0.4%	0.4%
Synergy realization	—%	—%	0.2%	0.2%
Currency impact and other	(0.3)%	(0.3)%	(1.4)%	(1.4)%
Gross Margin - Current Year	38.0%	39.0%	36.7%	37.3%

Selling, General and Administrative (SG&A)

SG&A expenses were $489.4 in fiscal 2023, or 16.5% of net sales, as compared to $484.5, or 15.9% of net sales for fiscal 2022, and $487.2, or 16.1% of net sales for fiscal 2021. Included in SG&A in fiscal 2023 and 2022 were Project Momentum restructuring and related costs of $30.0 and $0.9, respectively. Included in 2022 and 2021 were acquisition and integration costs of $9.4 and $40.0, respectively, and an acquisition earn out of $1.1 and $3.4, respectively, related to the Formulations Acquisition. Fiscal 2022 also included $5.8 related to the exit of the Russian market.

In fiscal 2023, SG&A excluding Project Momentum restructuring and related costs was $459.4 or 15.5%, compared to fiscal 2022 of $467.3 or 15.3%, when excluding acquisition and integration costs, the earn out, costs from exiting the Russian market and Project Momentum restructuring and related costs. The year-over-year decrease was primarily driven by Project Momentum savings, favorable currency impacts and lower environmental costs this year due to a charge taken in the prior year related to a legacy facility that has been sold by the Company. These decreases were partially offset by higher compensation expense and factoring fees in fiscal 2023.

In fiscal 2022, SG&A excluding acquisition and integration costs, the earn out, costs from exiting the Russian market and Project Momentum restructuring and related costs was $467.3 or 15.3%, compared to fiscal 2021 of $443.8 or 14.7%. The increase was primarily driven by increased environmental costs related to a legacy facility that has been sold by the Company, recycling fees, travel and higher IT spending related to our investment in digital transformation.

Advertising and Sales Promotion (A&P)

A&P was $142.3 in fiscal 2023, an increase of $5.2 as compared to fiscal 2022 expense of $137.1. A&P was $162.1 in fiscal 2021. A&P as a percent of net sales was 4.8%, 4.5% and 5.4% in fiscal years 2023, 2022 and 2021, respectively.

Research and Development (R&D)

R&D expense was $32.9 in fiscal 2023, $34.7 in fiscal 2022, $34.5 in fiscal 2021. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.1% in all three fiscal years.

Amortization Expense

Amortization expense was $59.4, $61.1 and $61.2 in fiscal 2023, 2022 and 2021, respectively. The current year reduction is due to intangibles acquired as part of the Battery acquisition now being fully amortized, partially offset by the increased amortization from the STP trade name in fiscal 2023.

Impairment of goodwill and intangible assets

No impairment of goodwill and intangible assets was recorded in fiscal 2023 or 2021. Impairment of goodwill and intangible assets for fiscal 2022 was $541.9. This included a non-cash impairment on the Armor All trade name of $370.4, STP trade name of $26.3, Rayovac trade name of $127.8 and a non-cash impairment related to the Auto Care International reporting unit goodwill of $17.4. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to, and did, continue into fiscal 2023, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate. The goodwill non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to, and did, continue into fiscal 2023, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate.

Interest expense

Interest expense for fiscal 2023 was $168.7, as compared to fiscal 2022 expense of $158.4 and $161.8 in fiscal 2021. The increased interest expense in fiscal 2023 was due to higher interest rates compared to fiscal 2022, partially offset by lower average outstanding debt in the current year. The decrease in fiscal 2022 from fiscal 2021 was due to the Company continuing to take advantage of favorable debt markets in fiscal 2021 and refinancing its long-term debt.

(Gain)/loss on extinguishment of debt

The Gain on the extinguishment of debt was $1.5 for fiscal year 2023 and related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the early repayment of $188.0 outstanding on the term loan in the current year.

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

Other Items, Net

Other items, net was expense of $57.1, $7.3 and income of $2.9 in fiscal 2023, 2022 and 2021, respectively, and is summarized below:

	For the Years Ended September 30,
	2023	2022	2021
Other items, net
Interest income	$(8.9)	$(1.0)	$(0.7)
Foreign currency exchange loss	17.3	7.8	5.5
Pension cost/(benefit) other than service costs	2.7	(4.1)	(1.9)
Settlement loss on U.S. pension annuity buy out	50.2	—	—
Exit of Russian market	—	7.5	—
Gain on finance lease termination	—	(4.5)	—
Gain on sale of assets	—	—	(3.3)
Other	(4.2)	1.6	(2.5)
Total Other items, net	$57.1	$7.3	$(2.9)

Income Taxes

For fiscal 2023, the effective tax rate was 20.0%. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 21.2% as compared to 19.5% in the prior year. The increase in the rate versus prior year is primarily due to the release of reserves from statute limitations and settlements with tax authorities in the prior year.

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

For fiscal 2021, the effective tax rate was 4.3%. The current year rate was favorably impacted by tax structuring resulting in a reduction to a deferred tax liability and the favorable tax impact resulting from the refinancing of the €650.0 Senior Notes due in 2026 in June 2021. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 22.6% as compared to 23.3% in the prior year. The decrease in the rate versus prior year is due to the favorable return to provision adjustments and decreases in certain limited expenses.

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

Argentina Hyperinflation

Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of September 30, 2023. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what continuing impact the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliates balance sheet.

Segment Results

During fiscal year 2022, the Company changed its reportable and operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of goodwill and intangible assets, acquisition and integration activities, Project Momentum restructuring and related costs, acquisition earn out, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the settlement loss on U.S. pension annuity buy out and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on finance lease termination and (gain)/loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of acquisition and integration and Project Momentum restructuring and related costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2023	% Chg	2022	% Chg
Batteries & Lights
Net sales - prior year	$2,427.3		$2,402.8
Organic	(25.0)	(1.0)%	84.8	3.5%
Change in Russia operations	(12.3)	(0.5)%	(19.0)	(0.8)%
Change in Argentina operations	(5.5)	(0.2)%	11.8	0.5%
Impact of currency	(39.6)	(1.7)%	(53.1)	(2.2)%
Net sales - current year	$2,344.9	(3.4)%	$2,427.3	1.0%
Auto Care
Net sales - prior year	$622.8		$618.7
Organic	(6.6)	(1.1)%	9.6	1.6%
Change in Russia operations	(0.3)	—%	(0.3)	—%
Change in Argentina operations	0.2	—%	0.1	—%
Impact of currency	(1.3)	(0.2)%	(5.3)	(0.9)%
Net sales - current year	$614.8	(1.3)%	$622.8	0.7%
Total Net Sales
Net sales - prior year	$3,050.1		$3,021.5
Organic	(31.6)	(1.0)%	94.4	3.1%
Change in Russia operations	(12.6)	(0.4)%	(19.3)	(0.6)%
Change in Argentina operations	(5.3)	(0.2)%	11.8	0.4%
Impact of currency	(40.9)	(1.4)%	(58.4)	(2.0)%
Net sales - current year	$2,959.7	(3.0)%	$3,050.0	0.9%

Total net sales for the twelve months ended September 30, 2023 decreased 3.0%, due to organic sales decline of $31.6, or 1.0%, a decrease in sales from exiting the Russian market of $12.6, or 0.4%, a $5.3 decrease from our Argentina operations, which were deemed to be highly inflationary, and unfavorable impact of currency of $40.9, or 1.4%. Segment sales results for the twelve months ended September 30, 2023 are as follows:

•Batteries & Lights net sales declined 3.4% versus the prior fiscal year, which included organic net sales decline of 1.0%. The organic decrease was driven by category declines from higher retail pricing and general economic conditions impacting category performance and weaker performance at several non-tracked customers (approximately 7.5%), as well as from the planned exit of low margin business and a decline in our sales to device manufacturers due to their delay of new product launches and fourth quarter lost battery distribution in international markets (approximately 1.5%). This was partially offset by the continued benefits of global pricing actions (approximately 8.0%).

•Auto Care net sales declined 1.3% versus the prior fiscal year, which was primarily driven by organic net sales decline of 1.1%. The organic decrease in Net sales was due to lower volumes from category declines from higher retail pricing and general economic conditions impacting category performance, cooler spring weather negatively impacting our refrigerant sales, and retailer inventory management (approximately 8.0%). This was partially offset by the continued benefits of global pricing actions (approximately 7.0%).

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

Segment Profit	For the Years Ended September 30,
	2023	% Chg	2022	% Chg
Batteries & Lights
Segment Profit - prior year	$553.6		$553.6
Organic	21.5	3.9%	14.6	2.6%
Change in Russia operations	(1.2)	(0.2)%	(4.0)	(0.7)%
Change in Argentina operations	(1.4)	(0.3)%	9.6	1.7%
Impact of currency	(21.0)	(3.8)%	(20.2)	(3.6)%
Segment Profit - current year	$551.5	(0.4)%	$553.6	—%
Auto Care
Segment Profit - prior year	$46.5		$98.2
Organic	29.5	63.4%	(48.2)	(49.1)%
Change in Argentina operations	—	—%	0.1	0.1%
Impact of currency	(1.0)	(2.1)%	(3.6)	(3.5)%
Segment Profit - current year	$75.0	61.3%	$46.5	(52.6)%
Total Segment Profit
Segment Profit - prior year	$600.1		$651.8
Organic	51.0	8.5%	(33.6)	(5.2)%
Change in Russia operations	(1.2)	(0.2)%	(4.0)	(0.6)%
Change in Argentina operations	(1.4)	(0.2)%	9.7	1.5%
Impact of currency	(22.0)	(3.7)%	(23.8)	(3.6)%
Segment Profit - current year	$626.5	4.4%	$600.1	(7.9)%

Refer to Note 9, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to Earnings/(loss) before income taxes.

Total segment profit in fiscal 2023 was $626.5, an increase of 4.4% versus the prior fiscal year. The increase was driven by organic segment profit increase of 8.5%. This was partially offset by unfavorable movement in foreign currency of $22.0, or 3.7%, the change in Russian operating profit of $1.2 from exiting the Russian market and a decline of $1.4, or 0.2%, in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2023 are as follows:

•Battery & Lights segment profit was $551.5, a decrease of 0.4% versus the prior fiscal year primarily driven by unfavorable currency movements. Offsetting this was organic profit increase of $21.5, or 3.9%. The growth was driven by improved operating margins driven by Project Momentum initiatives and decreased overhead and R&D spending. This growth was partially offset by lower organic sales as well as higher A&P spending in the current year.

•Auto Care segment profit was $75.0, an increase of $28.5, or 61.3%, versus the prior fiscal year. Organic segment profit increased $29.5, or 63.4%. The growth was driven by improved operating margins driven by Project Momentum initiatives and decreased overhead spending. This growth was partially offset by lower organic sales as well as higher A&P and R&D spending in the current year.

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

GENERAL CORPORATE	For the Years Ended September 30,
	2023	2022	2021
General corporate and other expenses	$107.2	$101.6	$96.0
% of net sales	3.6%	3.3%	3.2%

For fiscal 2023, general corporate expenses were $107.2, an increase of $5.6 compared to fiscal 2022 expense of $101.6. The increase was driven by was primarily driven by increased factoring fees, higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in the current year. For fiscal 2022, general corporate expenses were $101.6, an increase of $5.6 compared to fiscal 2021 expense of $96.0. The increase was driven by increased travel expense, and increased bonus and stock compensation expense, partially offset by lower mark to market expense on our deferred compensation plans.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2023, Energizer had $223.3 of cash and cash equivalents, approximately 84% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

On December 22, 2020, the Company entered into a Credit Agreement (Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. On December 31, 2021 the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

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

During fiscal year 2023, the Company repurchased $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 at a total discount of $3.4. The Company also made early payments of $188.0 of the Term Loan. The extinguishment of this debt, less the write-off of associated deferred financing fees, resulted in a gain on extinguishment of debt for the fiscal year ended September 30, 2023 of $1.5.

As of September 30, 2023, the Company had no borrowings outstanding under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available as of September 30, 2023.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2023, the Company was in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance for at least the next 12 months.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $395.2 in fiscal 2023, $1.0 in fiscal 2022, and $179.7 in fiscal 2021.

Cash flow from operating activities was $395.2 in fiscal 2023 as compared to $1.0 in the prior fiscal year. This increase of $394.2 was primarily driven by working capital changes year over year of approximately $397.3 as the Company has worked to return to a more normalized working capital levels. The working capital change of approximately $397.3 was primarily a result of the following:

•Approximately $105 is due to collections of accounts receivable in the current year compared to the prior year. The Company had reduced its factoring at the end of fiscal year 2022 compared to the prior year, which resulted in higher collections in fiscal 2023. This increase is partially offset by $55 million of changes in accrued sales allowance.

•Approximately $227 of less inventory investment compared to the prior year as the Company was proactively building safety stock in the prior year and reduced the investment in the current year as inventory levels continued the return to a more normalized level; and

•Approximately $131 due to changes in accounts payable and accrued liabilities driven by timing of payments.

Cash flow from operating activities was $1.0 in fiscal 2022 as compared to $179.7 in fiscal 2021. This decrease of $178.7 was primarily driven by working capital changes year over year of approximately $165. The working capital change of approximately $165 was primarily a result of the following:

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

Investing Activities

Net cash used by investing activities was $56.1 in fiscal 2023 and $90.9 in fiscal 2022, and $126.4 in fiscal 2021, and consisted of the following:

•Capital expenditures were $56.8, $77.8, and $64.9 in fiscal years 2023, 2022, and 2021, respectively.

•Proceeds from asset sales were $0.7, $0.6, and $5.7 in fiscal 2023, 2022, and 2021, respectively. The fiscal 2021 proceeds primarily related to the sale of our Guatemala manufacturing facility acquired with the Battery Acquisition.

•Acquisitions of intangible assets of $14.7 relating to the auto care appearance trade names and formulas acquired in Latin America during fiscal 2022.

•Acquisitions, net of cash acquired and working capital payments, were an inflow of $1.0 in fiscal 2022, and an outflow of $67.2 in fiscal 2021. The fiscal 2022 inflow was from the Formulations Acquisition working capital settlement. The fiscal 2021 payments related to the acquired Indonesia battery plant and the Formulations Acquisition.

Investing cash outflows of approximately $95 to $105 are anticipated in fiscal 2024 for capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $35 to $45 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $309.4 in fiscal 2023 and $1,069.1 in fiscal 2021. Net from financing activities was $79.1 in fiscal 2022.

For fiscal 2023, cash flow used by financing activities consists of the following:

•Payments on debt with maturities greater than 90 days of $222.1, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $200.0;

•Net increase in debt with original maturities of 90 days or less of $1.2, primarily related to international borrowings;

•Dividends paid on common stock of $86.3 during fiscal 2023 (see below); and

•Taxes paid for withheld share-based payments of $2.2.

For fiscal 2022, cash flow from financing activities consists of the following:

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

•Dividends paid on common stock of $84.9 during fiscal 2022;

•Dividends paid on Mandatory Convertible Preferred Stock (MCPS) of $8.1 during fiscal 2022; and

•Taxes paid for withheld share-based payments of $2.5.

For fiscal 2021, cash flow used by financing activities consists of the following:

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

•Dividends paid on MCPS of $16.2 during fiscal 2021;

•Purchase of treasury stock of $96.3 representing the cash paid for stock repurchases including the $75.0 Accelerated Share Repurchase program;

•Payment of contingent consideration of $6.8 related to the achievement of a CAE acquisition earn out threshold; and

•Taxes paid for withheld share-based payments of $6.7.

Dividends
Total dividends declared to common shareholders were $88.0, and $86.3 was paid in fiscal 2023.

Subsequent to the fiscal year end, on November 6, 2023, the Board of Directors declared a dividend for the first quarter of fiscal 2024 of $0.30 per share of common stock, payable on December 14, 2023, to all shareholders of record as of the close of business on November 29, 2023.

Share Repurchases

In November 2020, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. The Company entered into a $75.0 accelerated share repurchase (ASR) program in the fourth quarter of fiscal 2021. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional 0.5 million were delivered upon termination of the agreement on November 18, 2021. The Company acquired in total approximately 2.0 million shares at an average weighted price of $38.30 under the ASR. No additional shares were repurchased in fiscal 2022 or 2023.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. There was no impact on the Company in fiscal 2023 as no shares were repurchased. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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

The Company has a contractual commitment to repay its long-term debt of $3,344.2 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at September 30, 2023 is $769.6 with $150.3 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $700.0 of variable rate debt. Refer to Note 12 Debt for further details.

The Company has an obligation to pay a mandatory transition tax of $16.7 over the next three years. The first payment of $3.9 is due in the second quarter of fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $8.3. Of this amount, $4.3 is due within the next twelve months. Refer to Note 17 Other Commitments and Contingencies for further details. Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position.

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at September 30, 2023 are $145.2 and $66.2, respectively. Within the next twelve months, operating and finance lease payments are expected to be $20.4 and $2.5, respectively. Refer to Note 10 Leases for further details.

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

Accrued environmental costs at September 30, 2023 were $14.0, of which approximately $3.9 is expected to be spent during fiscal 2024. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

•Revenue Recognition - The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for agreements, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual agreement. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms generally include payments within 30 to 60 days and are final with returns or exchanges not permitted unless a special exception is made. Our Auto Care channel terms are longer, in some cases up to 365 days, in which case we use our trade receivables factoring program for more timely collection. Reserves are established based on historical data and recorded in cases where the right of return does exist for a particular sale. The Company does not offer warranties on products.

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

The Company’s agreements with customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Shipping and handling activities are accounted for as contract fulfillment costs and recorded in Cost of products sold.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2023, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $2.6. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $18.5 at September 30, 2023.

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

~~•~~Intangible Assets - Significant judgment is required in assigning the respective useful lives of intangible assets. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The carrying value of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets is not amortized, but is tested at least annually for impairment. The Company assesses the appropriateness of an indefinite life being assigned to certain intangible assets as a part of this annual impairment analysis. The useful life of a determinable-lived intangible asset would be reassessed if a triggering event was identified that indicated a potential change in the value or use of our determinable-lived assets. A change in the useful life of these assets could have a material impact on our financial statements.

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

In the fourth quarter of fiscal 2023, the Company completed the indefinite lived intangibles annual assessment. A quantitative assessment was performed over the Rayovac and Armor All trade names due to the prior year impairments, and a qualitative assessment was performed over the Energizer, Eveready and Varta trade names. No impairment were identified and the Armor All trade name fair value exceeded its carrying value by more than 20%.

For Rayovac, the fair value of the trade name exceeded its carrying value of $422.2 by approximately 5%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rates. The projections for the Rayovac fair value model were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2024, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, the revenue growth assumption was based on historical trends and management’s expectations for future category trends. The gross margin rate assumption was based on historical trends, management's cost cutting strategies and a market place participant's production capabilities. The gross margin rate utilized was also consistent with rates achieved in fiscal 2023. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2024, as well as long-term operating and advertising strategies. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies. Changes in the assumptions used to estimate the fair value of the Rayovac tradename could result in impairment charges in future periods, which could be material. Specifically, a 50 basis point increase in the discount rate would have resulted in the carrying value of the Rayovac trade name exceeding the fair value by approximately 0.6%.

In fiscal 2022, a quantitative assessment was performed over the Armor All, STP and Rayovac trade names, resulting in non-cash impairments of $370.4, $26.3 and $127.8, respectively. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate. The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D and A&P), and discount rates. The projections for the Armor All, STP and Rayovac fair value models were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2023, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future growth by brand and category. Gross margin rate assumptions were based on historical trends and management's cost cutting strategies. Operating expenses were based on historical trends and management's annual budget plan for fiscal 2023, as well as long-term operating and advertising strategies. The discount rates used in the trade name fair value estimates ranged between 9.5% and 10.0%, and were based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying values for Armor All, STP, and Rayovac trade names were $228.5, $76.4, and $422.2, respectively.

STP is within the fuel and oil additives category and due to the expectation for an increased percentage of electric vehicles in the car parc over the long term, the Company converted the STP trade name into a definite-life intangible asset with a 25 year useful life. This conversion resulted in additional annual pre-tax amortization expense of approximately $3.0 which was included in Amortization of intangible assets expense in fiscal 2023.

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

For the year ended September 30, 2022, a qualitative analysis was performed over the Energizer, Eveready and Varta trade names and no impairments were identified.

For the year ended September 30, 2021, the Company completed a qualitative annual impairment assessment and no impairments were identified.

•Goodwill - In fiscal 2022, the Company changed its reportable segments and correspondingly reallocated goodwill to the current reporting units: Battery & Lights North America, Battery & Lights International, Auto Care North America and Auto Care International. The Company performed an assessment of goodwill at October 1, 2021 before the change in segments, noting no impairments identified. Goodwill was reallocated to the reporting units based on the relative fair value of each reporting unit on October 1, 2021.

The Company completes its annual goodwill impairment analysis in the fourth fiscal quarter each year over each of these reporting units. When performing a quantitative analysis the Company estimates the fair value of a reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows. The Company uses the three-year strategic plan, the annual budget plan for the following fiscal year, and long-term category projections, to determine forecasted cash flows and operating data for the discounted cash flow model. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.

In fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Battery & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%.

In fiscal 2022, the Company completed a quantitative analysis on all four reporting units. As a part of the annual assessment, the Company identified a non-cash impairment of the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. There was no remaining goodwill allocated to this reporting unit after the non-cash impairment.

In fiscal 2022, the Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%. The estimated fair value of the Auto Care North America reporting unit, which has a total of $134.2 of goodwill, exceeded its carrying value by 12%. Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. Changes in the assumptions used to estimate the fair value of our reporting units could result in impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our reporting units, which also could result in impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially impact our financial statements in any given year.

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

For the year ended September 30, 2021, the Company completed a qualitative annual impairment assessment and no impairments were identified.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2023. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01 Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (collectively ASC 848). Topic 848 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted the provisions of these updates on October 1, 2022 and applied the guidance prospectively to contract modifications that were entered into for the purpose of establishing a new reference rate during fiscal 2023. Refer to Notes 12 and 16 for additional information. The adoption of this guidance did not have a material impact to the Company's financial statements.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2023 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2023 and 2022, Energizer had an unrealized pre-tax gain of $3.3 and $16.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2023 levels, over the next twelve months, $3.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2023 resulted in a loss of $2.0 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. The unrealized pre-tax loss on the zinc contracts was $0.7 and $6.1 at September 30, 2023 and 2022. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2023, Energizer had variable rate debt outstanding with a principal balance of $990.2 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2023.

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

The pre-tax gain recognized on this interest rate swap was $79.8 and $86.4 as of September 30, 2023 and 2022, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

For the year ended September 30, 2023, our weighted average interest rate on variable rate debt was 4.59%.

Argentina Currency Exposure and Hyperinflation

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018, and remains highly inflationary as of September 30, 2023. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what continuing impact the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliates' balance sheet.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 19 to the consolidated financial statements, Energizer offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $174.0 million, which is reflected as a reduction in trade receivables, net and $52.7 million of accrued trade promotions within other current liabilities as of September 30, 2023. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

The principal considerations for our determination that performing procedures relating to revenue recognition for trade promotion programs is a critical audit matter are (i) the significant judgment by management when developing the estimated allowance for trade promotions and accrued trade promotions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to historical patterns and future expectations regarding specific in-market product performance.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness, accuracy, and valuation of the estimated allowance for trade promotions and accrued trade promotions. These procedures also included, among others (i) testing management’s process for developing the estimated allowance for trade promotions and accrued trade promotions; (ii) evaluating the appropriateness of the methods used by management; (iii) testing the completeness and accuracy of underlying data used in the estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to historical patterns and future expectations regarding specific in-market product performance. Evaluating management’s significant assumptions related to historical patterns and future expectations regarding specific in-market product performance involved evaluating whether the assumptions used by management were reasonable considering (i) the historical performance of similar trade programs; (ii) testing payments and invoice credits related to these trade programs on a sample basis; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Indefinite-Lived Intangible Asset Annual Impairment Assessment - Rayovac Trade Name

As described in Note 11 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance was $762.8 million as of September 30, 2023, of which the carrying value for the Rayovac trade name was $422.2 million. Intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. A quantitative assessment was performed over the Rayovac trade name, and the quantitative estimate of fair value was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses, and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the Rayovac trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Rayovac trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margin rates, operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Rayovac trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Rayovac trade name; (ii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margin rates, operating expenses, and discount rates. Evaluating management’s significant assumptions related to revenue growth rates, gross margin rates, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rates assumption.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 14, 2023

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2023	2022	2021
Net sales	$2,959.7	$3,050.1	$3,021.5
Cost of products sold	1,835.7	1,930.6	1,860.1
Gross profit	$1,124.0	$1,119.5	$1,161.4
Selling, general and administrative expense	489.4	484.5	487.2
Advertising and sales promotion expense	142.3	137.1	162.1
Research and development expense	32.9	34.7	34.5
Amortization of intangible assets	59.4	61.1	61.2
Impairment of goodwill and intangible assets	—	541.9	—
Interest expense	168.7	158.4	161.8
(Gain)/loss on extinguishment of debt	(1.5)	—	103.3
Other items, net	57.1	7.3	(2.9)
Earnings/(loss) before income taxes	$175.7	$(305.5)	$154.2
Income tax provision/(benefit)	35.2	(74.0)	(6.7)
Net earnings/(loss)	$140.5	$(231.5)	$160.9
Mandatory preferred stock dividends	—	(4.0)	(16.2)
Net earnings/(loss) attributable to common shareholders	$140.5	$(235.5)	$144.7

Earnings Per Share
Basic net earnings/(loss) per common share	$1.97	$(3.37)	$2.12
Diluted net earnings/(loss) per common share	$1.94	$(3.37)	$2.11

Weighted average shares of common stock - Basic	71.5	69.9	68.2
Weighted average shares of common stock- Diluted	72.4	69.9	68.7

Dividend Per Common Share	$1.20	$1.20	$1.20

Statement of Comprehensive Income
Net earnings/(loss)	$140.5	$(231.5)	$160.9
Other comprehensive (loss)/income, net of tax expense/(benefit)
Foreign currency translation adjustments	(12.0)	32.1	27.6
Pension activity, net of tax of $9.9 in 2023, $(2.9) in 2022, and $8.7 in 2021	30.2	(6.1)	29.1
Deferred (loss)/gain on hedging activity, net of tax of $(3.6) in 2023, $19.1 in 2022, and $6.4 in 2021	(10.6)	59.1	20.6
Total comprehensive income/(loss)	$148.1	$(146.4)	$238.2
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$223.3	$205.3
Trade receivables, net	511.6	421.7
Inventories	649.7	771.6
Other current assets	172.0	191.4
Total current assets	$1,556.6	$1,590.0
Property, plant and equipment, net	363.7	362.1
Operating lease assets	98.4	100.1
Goodwill	1,016.2	1,003.1
Other intangible assets, net	1,237.7	1,295.8
Deferred tax asset	88.4	61.8
Other assets	148.6	159.2
Total assets	$4,509.6	$4,572.1

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	0.3	0.4
Notes payable	8.2	6.4
Accounts payable	370.8	329.4
Current operating lease liabilities	17.3	15.8
Other current liabilities	325.6	333.9
Total current liabilities	$734.2	$697.9
Long-term debt	3,332.1	3,499.4
Operating lease liabilities	84.7	88.2
Deferred tax liability	12.4	17.9
Other liabilities	135.5	138.1
Total liabilities	$4,298.9	$4,441.5
Shareholders' equity
Common stock, $0.01 par value, 77,074,245 and 77,074,245 shares issued
in 2023 and 2022, respectively	0.8	0.8
Additional paid-in capital	750.5	828.7
Retained losses	(164.8)	(304.7)
Common stock in treasury, at cost, 5,574,742 and 5,804,660 shares
in 2023 and 2022, respectively	(238.1)	(248.9)
Accumulated other comprehensive loss	(137.7)	(145.3)
Total shareholders' equity	$210.7	$130.6
Total liabilities and shareholders' equity	$4,509.6	$4,572.1
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2023	2022	2021
Net earnings/(loss)	$140.5	$(231.5)	$160.9
Adjustments to reconcile net earnings/(loss) to net cash flow from operations:
Non-cash integration and restructuring charges	7.7	3.0	8.9
Impairment of goodwill and intangible assets	—	541.9	—
Depreciation and amortization	122.7	121.6	118.5
Deferred income taxes	(38.5)	(135.3)	(62.9)
Share based compensation expense	21.8	13.2	10.2
Gain on finance lease termination	—	(4.5)	—
(Gain)/loss on extinguishment of debt	(1.5)	—	103.3
Gain on sale of real estate	—	—	(3.3)
Settlement loss on U.S. pension annuity buy out	50.2	—	—
Non-cash charges for Brazil flood	—	9.7	—
Non-cash charges for exiting the Russian market	—	12.6	—
Non-cash items included in income, net	31.9	6.2	17.3
Other, net	(2.7)	(1.7)	(3.9)
Changes in assets and liabilities used in operations, net of acquisitions
(Increase)/decrease in trade receivables, net	(80.4)	(185.5)	9.5
Decrease/(increase) in inventories	132.3	(94.2)	(211.8)
Decrease/(increase) in other current assets	10.0	20.6	(7.4)
Increase/(decrease) in accounts payable	35.2	(113.8)	51.4
(Decrease)/increase in other current liabilities	(34.0)	38.7	(11.0)
Net cash from operating activities	$395.2	$1.0	$179.7
Cash Flow from Investing Activities
Capital expenditures	(56.8)	(77.8)	(64.9)
Proceeds from sale of assets	0.7	0.6	5.7
Acquisition of intangible assets	—	(14.7)	—
Acquisitions, net of cash acquired and working capital settlements	—	1.0	(67.2)
Net cash used by investing activities	$(56.1)	$(90.9)	$(126.4)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	—	300.0	1,982.6
Payments on debt with maturities greater than 90 days	(222.1)	(13.7)	(2,773.8)
Net increase/(decrease) in debt with maturities 90 days or less	1.2	(99.0)	102.1
Debt issuance costs	—	(7.6)	(29.0)
Payments to terminate finance leases obligations	—	(5.1)	—
Premiums paid on extinguishment of debt	—	—	(141.1)
Dividends paid on common stock	(86.3)	(84.9)	(83.9)
Dividends paid on mandatory convertible preferred shares	—	(8.1)	(16.2)
Common stock purchased	—	—	(96.3)
Payment of contingent consideration	—	—	(6.8)
Taxes paid for withheld share-based payments	(2.2)	(2.5)	(6.7)
Net cash (used by)/from financing activities	$(309.4)	$79.1	$(1,069.1)
Effect of exchange rate changes on cash	(11.7)	(22.8)	4.9
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$18.0	$(33.6)	$(1,010.9)
Cash, cash equivalents, and restricted cash, beginning of period	205.3	238.9	1,249.8
Cash, cash equivalents, and restricted cash, end of period	$223.3	$205.3	$238.9
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstand-ing	Common Shares Outstand-ing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/(Losses)	Accumulated Other Comprehens-ive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
Balance, September 30, 2020	2,156	68,518	$—	$0.7	$859.2	$(66.2)	$(307.7)	$(176.9)	$309.1
Net earnings	—	—	—	—	—	160.9	—	—	160.9
Share based payments	—	—	—	—	10.2	—	—	—	10.2
Common stock purchased	—	(2,008)	—	—	(15.0)	—	—	(81.3)	(96.3)
Activity under stock plans	—	332	—	—	(21.4)	(0.9)	—	15.6	(6.7)
Deferred compensation plan	—	22	—	—	(1.0)	—	—	1.0	—
Dividends to common shareholders	—	—	—	—	—	(82.6)	—	—	(82.6)
Dividends to preferred shareholders	—	—	—	—	—	(16.2)	—	—	(16.2)
Other comprehensive income	—	—	—	—	—	—	77.3	—	77.3
Balance, September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net loss	—	—	—	—	—	(231.5)	—	—	(231.5)
Share-based payments	—	—	—	—	13.2	—	—	—	13.2
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—		0.1
Common stock purchases	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	170	—	—	(10.1)	(0.1)	—	7.7	(2.5)
Dividends to common shareholders	—	—	—	—	(21.4)	(64.1)	—	—	(85.5)
Dividends to preferred shareholders	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	85.1	—	85.1
Balance, September 30, 2022	—	71,270	$—	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	—	—	140.5	—	—	140.5
Share-based payments	—	—	—	—	22.2	—	—	—	22.2
Activity under stock plans	—	230	—	—	(12.4)	(0.6)	—	10.8	(2.2)
Dividends to common shareholders	—	—	—	—	(88.0)	—	—	—	(88.0)
Other comprehensive income	—	—	—	—	—	—	7.6	—	7.6
Balance, September 30, 2023	—	71,500	$—	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
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

Energizer is also a leading designer and marketer of auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, California Scents®, Driven®, Bahama & Co®, STP® and A/C Pro® trade names. In fiscal 2022, we expanded our portfolio in Latin America to add the Carnu®, Grand Prix®, Kit® and Tempo® trademarks.

On July 1, 2015, Energizer completed its legal separation from our former parent company, Edgewell Personal Care Company (Edgewell), via a tax free spin-off (the Spin-off or Spin). Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

On January 2, 2019, Energizer expanded its battery portfolio with the acquisitions of Spectrum Holdings, Inc.’s (Spectrum) global battery, lighting, and portable power business (Battery Acquisition). The Battery Acquisition included the Rayovac and Varta brands (Acquired Battery Business). On January 2, 2020, the Company sold the Varta® consumer battery business in the Europe, Middle East and Africa regions, including manufacturing and distribution facilities in Germany.

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

Use of Estimates – The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an ongoing basis, Energizer evaluates its estimates, including those related to customer promotional programs and incentives, product returns, bad debts, the carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits, share-based compensation, contingencies and acquisitions. Actual results could differ materially from those estimates. In regard to ongoing impairment testing of goodwill and indefinite lived intangible assets, significant deterioration in future cash flow projections, changes in discount rates used in discounted cash flow models or changes in other assumptions used in estimating fair values, versus those anticipated at the time of the initial acquisition, as well as subsequent estimated valuations, could result in impairment charges that may materially affect the financial statements in a given year. Refer to Note 11 Goodwill & Intangibles for additional information.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2023 and 2022, Energizer had $223.3 and $205.3, respectively, in available cash, 84.4% and 73.5% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. There was no restricted cash at September 30, 2023 and 2022.

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

Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of September 30, 2023. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2023 and 2022.

The Company has interest rate risk with respect to interest expense on variable rate debt. In December 2020, the Company entered into an interest rate swap with an effective date on December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021, and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at September 30, 2023.

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

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2023 and 2022, the Company had derivative contracts for the future purchases of zinc.

Cash Flow Presentation – The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles Net earnings/(loss) to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in Net earnings/(loss). The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities.

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2023 and 2022

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

Trade Receivables, net consists of:

	September 30,
	2023	2022
Trade receivables	$690.2	$554.1
Allowance for trade promotions	(174.0)	(129.5)
Allowance for doubtful accounts	(4.6)	(2.9)
Trade receivables, net	$511.6	$421.7

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. The Credit Agreement allows for Energizer to sell a maximum of $600.0 in accounts receivable annually.

During fiscal years 2023 and 2022, the Company sold $587.0 and $578.9, respectively, of receivables under this program. At September 30, 2023 and 2022, Energizer had $77.5 and $123.3, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2022, cash from factored receivables collected but not yet due to the bank included in Other current liabilities was $2.8. There were no factored receivable amounts included in Other current liabilities at September 30, 2023. Additionally, the fees associated with factoring our receivables were $15.7, $7.5, and $3.5 during the years ended September 30, 2023, 2022, and 2021, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense.

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

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2023, 2022 and 2021, amortization expense was $13.6, $10.4 and $8.3, respectively.

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

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2023, 2022, and 2021 was $55.4, $53.1, and $53.7, respectively, including accelerated depreciation charges of $5.7, $3.0, and $4.7 in 2023, 2022, and 2021, respectively. Accelerated depreciation in fiscal 2023 relates to certain manufacturing assets including property, plant and equipment located at facilities being consolidated as a part of Project Momentum. Accelerated depreciation in fiscal 2022 and 2021 is primarily related to the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

IT integration assets and certain manufacturing assets including property, plant and equipment located at facilities that are being consolidated as part of the integration of the Battery and Auto Care Acquisitions.

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

Energizer believes that the fair values assigned to the assets acquired and liabilities assumed in the acquisition noted above are based on reasonable assumptions and estimates that marketplace participants would use. However, our assumptions are inherently risky and actual results could differ from those estimates. Adverse changes in the judgments, assumptions and estimates used in future measurements of fair value, including discount rates or future operating results and related cash flow projections, could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Goodwill and Other Intangible Assets – Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. Intangible assets with finite lives are amortized on a straight-line basis over expected lives. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators. There were no impairments identified during the fiscal 2023 and 2021 annual impairment analyses. During the fiscal year 2022 annual impairment analysis during the fourth quarter, the Company identified indefinite lived trade name impairments for Armor All, STP, and Rayovac of $370.4, $26.3, and $127.8, respectively. The Company also identified a goodwill impairment for the Auto Care International reporting unit of $17.4. Refer to Note 11 - Goodwill and Intangible Assets for additional information.

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

Revenue Recognition – The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods. Net sales reflect the transaction prices for agreements, which include units shipped at selling list prices reduced by variable consideration as determined by the terms of each individual agreement. Discounts are offered to customers for early payment and an estimate of the discount is recorded as a reduction of net sales in the same period as the sale. Our standard sales terms generally include payments within 30 to 60 days and are final with returns or exchanges not permitted unless a special exception is made. Our Auto Care channel terms are longer, in some cases up to 365 days, in which case we use our trade Receivables factoring program for more timely collection. Reserves are established based on historical data and recorded in cases where the right of return does exist for a particular sale. The Company does not offer warranties on products.

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

The Company’s agreements with customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. Revenue is recorded net of the taxes collected on behalf of governmental authorities which are generally included in the price to the customer. Shipping and handling activities are accounted for as contract fulfillment costs and recorded in Cost of products sold.

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $104.3, $105.9, and $122.5 for the fiscal years ended September 30, 2023, 2022, 2021, respectively.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2023. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, and fund capital projects. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Share-Based Payments – The Company grants restricted stock units, which generally vest over two to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award, with forfeitures recognized as they occur.

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

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01 Scope, and ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (collectively ASC 848). Topic 848 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted the provisions of these updates on October 1, 2022 and applied the guidance prospectively to contract modifications that were entered into for the purpose of establishing a new reference rate during fiscal 2023. Refer to notes 12 and 16 for additional information. The adoption of this guidance did not have a material impact to the Company's financial statements.

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

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2023, 2022 and 2021:

	For the Twelve Months Ended September 30,
Net Sales	2023	2022	2021
Batteries	$2,233.9	$2,298.2	$2,276.9
Auto Care	614.8	622.8	618.7
Lights	111.0	129.1	125.9
Total Net Sales	$2,959.7	$3,050.1	$3,021.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Twelve Months Ended September 30,
Net Sales	2023	2022	2021
North America	$1,882.1	$1,932.0	$1,902.1
Modern Markets	495.9	515.9	528.8
Developing Markets	391.6	400.9	393.3
Distributor Markets	190.1	201.3	197.3
Total Net Sales	$2,959.7	$3,050.1	$3,021.5

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

(4) Acquisitions

Formulations Acquisition - During the first quarter of fiscal 2021, the Company entered into an agreement with Green Global Holdings, LLC to acquire a North Carolina-based company that specializes in developing formulations for cleaning tasks (Formulations Acquisition). On December 1, 2020, the Formulations Acquisition was completed for a cash purchase price of $51.2. During fiscal 2022, the working capital settlement was finalized, reducing the purchase price by $1.0. The product formulations are both sold to customers directly and licensed to manufacturers. This acquisition was completed to bring innovation capabilities in formulations to the Company.

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

The Company finalized the purchase price accounting in fiscal 2022. The goodwill acquired in this acquisition is attributable to the value the Company expects to achieve from the significant innovation capabilities in formulations that the acquired

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

company will bring to our organization, as well as the workforce acquired. The goodwill was allocated to the Americas segment prior to the Company's reorganization of our reportable segments on October 1, 2021. The goodwill is deductible for tax purposes.

In conjunction with the acquisition, the Company entered into incentive compensation agreements with certain key personnel. These agreements allow for potential earn out payments of up to $35.0 based on the achievement of a combination of financial and product development and commercialization performance targets and continued employment with the Company over three performance years. These agreements are not considered a component of the acquisition purchase price but rather as employee compensation arrangements. The Company recognized expense of $1.1 and $3.4 during the twelve months ended September 30, 2022 and 2021, respectively. This was recorded on the Consolidated Statement of Earnings and Comprehensive Income in Selling, general and administrative expense and was paid out during fiscal 2022. No amounts were recognized for the second or third performance years under the agreement. During the fourth quarter of fiscal 2023, the Company terminated these agreements and no further earn out amounts will be paid.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Custom Accessories Europe Acquisition - On January 31, 2020, the Company entered into a share purchase agreement to acquire Custom Accessories Europe Group International Limited (CAE) for $1.9 in cash. CAE is a well-established marketer of branded automotive accessories throughout the United Kingdom and Europe. CAE partners with major automotive accessory brand owners to identify and develop complimentary brand extensions supported by sourcing and distribution activities. The purchase agreement had earn out payments that could increase the purchase price up to $9.9 if certain financial metrics are achieved over the next three years. During fiscal 2021, CAE achieved the full earn out threshold under the share purchase agreement, resulting in the full consideration of $9.9 to be paid out, including contingent consideration payments of $6.8 during the year. The Company has allocated the purchase price to the assets acquired and liabilities assumed, resulting in identified intangible assets for vendor relationships of approximately $8.0, which were amortized over the three-year lives of the vendor agreements.

Belgium Acquisition - Subsequent to the fiscal year, on October 9, 2023, the Company signed an Asset Purchase Agreement with Advanced Power Solutions Belgium NV (APS) to acquire battery manufacturing assets in Belgium for a contractual purchase price of EUR3.5. The Company also acquired raw materials from APS for EUR5.5 in connection with this acquisition. These transactions closed on October 27, 2023.

Pro Forma Financial Information- Pro forma results for the Formulations Acquisition, FDK Indonesia Acquisition and CAE acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal years 2022 and 2021 relate to the FDK Indonesia Acquisition, Formulations Acquisition, the Battery Acquisition and the Auto Care Acquisition. Pre-tax costs incurred were $16.5 and $68.9 in the twelve months ended September 30, 2022, and 2021, respectively. There were no acquisition and integration costs during the twelve months ended September 30, 2023.

Pre-tax costs recorded in Costs of products sold were $6.0 and $33.7 for the twelve months ended September 30, 2022, and 2021, respectively, which primarily related to facility exit and integration restructuring costs of $5.2 and $31.9 as discussed in Note 5, Restructuring.

Pre-tax acquisition and integration costs recorded in SG&A were $9.4 and $40.0 for the twelve months ended September 30, 2022 and 2021, respectively. In fiscal 2022, the SG&A expenses primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. In fiscal 2021, expenses primarily related to consulting fees for the 2020 restructuring program, success incentives, and costs of integrating the information technology systems of the Battery and Auto Care Acquisition businesses.

For the twelve months ended September 30, 2022 and 2021 the Company recorded $1.1 each year in Research and development.

Included in Other items, net was pre-tax income of $5.9 in the twelve months ended September 30, 2021. The pre-tax income recorded in fiscal 2021 was primarily driven by the gain on a sale of assets of $3.3, which was part of the integration restructuring discussed in Note 5, Restructuring.

(5) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company.

In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of this program will include an additional year, which will allow for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program. Based on the expanded scope and additional year, incremental costs will be incurred to successfully execute the program. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with these plans of approximately $95 to $110, non-cash costs of approximately $12, and capital expenditures of $70 to $80 through the end of fiscal 2025.

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

The pre-tax expense for charges related to the restructuring plans during the twelve months ended September 30, 2023, 2022 and 2021 are noted in the table below, and were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
	2023	2022	2021
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$(0.1)	$0.1
Accelerated depreciation and asset write-offs	—	1.2	6.7
Other exit costs(1)	—	2.8	16.5
Other items, net
Gain on termination of finance lease(2)	$—	(4.5)	—
Gain on sale of fixed assets(3)	$—	—	(3.3)
Total 2019 Restructuring Costs	$—	$(0.6)	$20.0
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$0.2	$0.5
Other restructuring related costs(4)	—	1.1	8.1
Selling, general and administrate expense
Severance and related benefit costs	—	0.1	0.5
Other restructuring related costs(4)	—	—	7.5
Research and development expense
Severance and related benefit costs	—	—	0.2
Total 2020 Restructuring Costs	$—	$1.4	$16.8
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$7.7	$—	$—
Accelerated depreciation and asset write-offs	6.2	—	—
Other restructuring related costs(1)	16.0	—	—
Selling, general and administrate expense
Severance and related benefit costs	10.7	—	—
Accelerated depreciation and asset write-offs	1.3	—	—
Other restructuring related costs(4)	14.7	0.9	—
Other items, net	(0.2)	—	—
Momentum Restructuring Cost Total	$56.4	$0.9	$—
IT enablement(5)	$3.3	$—	$—
Total Restructuring and Related Costs	$59.7	$1.7	$36.8
(1) Includes charges primarily related to relocation, environmental investigatory and mitigation costs, consulting, and other facility exit costs.
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
(4) Primarily includes consulting, legal fees and contract termination costs for the restructuring program.
(5) Relates to expenses for new IT systems that are enabling the Company to complete restructuring initiatives. Costs are included in Selling, general and administrative expense in the Consolidated Statement of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal 2023 would have been included in our Batteries & Lights and Auto Care segments in the amount of $52.7 and $7.0, respectively. The restructuring costs noted above for fiscal year 2022 would have been included in our Batteries & lights and Auto Care segments in the amount of $1.3 and $0.4, respectively. The restructuring costs noted above for fiscal year 2021 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $30.7 and $6.1, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the Project Momentum restructuring program for the twelve Months Ended September 30, 2023, and 2022:

			Utilized
Project Momentum Restructuring Program	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023 (1)
Severance & termination related costs	$—	$18.4	$3.0	$—	$15.4
Accelerated depreciation & asset write-offs	—	7.5	—	7.5	—
Other restructuring related costs	0.9	30.5	28.0	0.1	3.3
IT enablement	—	3.3	2.3	0.1	0.9
Total Project Momentum restructuring and related costs	$0.9	$59.7	$33.3	$7.7	$19.6
(1) At September 30, 2023 the restructuring reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 19, Supplemental Financial Statement Information for additional details.

The following table summarizes the activity related to the 2019 restructuring program for the twelve Months Ended September 30, 2023, 2022, and 2021:

			Utilized
2019 Restructuring Program	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021
Severance & termination related costs	$5.3	$0.1	$4.0	$—	$1.4
Accelerated depreciation & asset write-offs	—	6.7	—	6.7	—
Gain on sale of fixed assets	—	(3.3)	(5.5)	1.7	0.5
Other exit costs	2.9	16.5	17.2	—	2.2
Total	$8.2	$20.0	$15.7	$8.4	$4.1

	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022 (1)
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Gain on sale of fixed assets	0.5	—	0.5	—	—
Gain on termination of finance lease	—	(4.5)	5.1	(9.6)	—
Other exit costs	2.2	2.8	5.0	—	—
Total	$4.1	$(0.6)	$11.8	$(8.4)	$0.1

	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023
Severance & termination related costs	$0.1	$—	$0.1	$—	$—
Total	$0.1	$—	$0.1	$—	$—
(1) At September 30, 2022, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the 2020 restructuring program for the Twelve Months Ended September 30, 2023, 2022, and 2021:

			Utilized
2020 Restructuring Program	September 30, 2020	Charge to Income	Cash	Non-Cash	September 30, 2021
Severance & termination related costs	$0.4	$1.2	$0.7	$—	$0.9
Other restructuring related costs	0.8	15.6	15.7	—	$0.7
Total	$1.2	$16.8	$16.4	$—	$1.6

	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022 (1)
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	$—
Total	$1.6	$1.4	$2.3	$—	$0.7

	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023
Severance & termination related costs	$0.7	$—	$0.7	$—	$—
Other restructuring related costs	$—	$—		$—	—
Total	$0.7	$—	$0.7	$—	$—
(1) At September 30, 2022 the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities.

(6) Income Taxes

The provisions/(benefit) for income taxes consisted of the following:

	For the Years Ended September 30,
	2023	2022	2021
Current:
United States - Federal	$14.4	$(1.9)	$4.7
State	5.3	3.5	1.6
Foreign	54.0	59.7	49.9
Total current	$73.7	$61.3	$56.2
Deferred:
United States - Federal	(34.8)	(113.1)	(57.8)
State	(4.5)	(14.2)	(3.8)
Foreign	0.8	(8.0)	(1.3)
Total deferred	$(38.5)	$(135.3)	$(62.9)
Provision/(benefit) for income taxes	$35.2	$(74.0)	$(6.7)

The source of pre-tax earnings/(loss) was:

	For the Years Ended September 30,
	2023	2022	2021
United States	$(105.3)	$(554.5)	$(90.1)
Foreign	281.0	249.0	244.3
Pre-tax (loss)/earnings	$175.7	$(305.5)	$154.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A reconciliation of income tax provision/(benefit) with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2023		2022		2021
Computed tax at federal statutory rate	$36.9	21.0%	$(64.2)	21.0%	$32.4	21.0%
State income taxes, net of federal tax benefit	(0.6)	(0.3)	(9.7)	3.2	0.2	0.1
Foreign rate differential	(4.2)	(2.4)	4.4	(1.4)	0.8	0.5
Adjustments to prior years' tax accruals	3.1	1.8	1.0	(0.3)	0.6	0.4
Other taxes including repatriation of foreign earnings and GILTI	2.5	1.4	2.4	(0.8)	5.5	3.6
Foreign tax incentives	(2.1)	(1.2)	(2.8)	0.9	(3.7)	(2.4)
Uncertain tax positions	(3.2)	(1.8)	(10.1)	3.3	0.2	0.1
Debt refinancing	—	—	—	—	(3.4)	(2.2)
Tax structuring	—	—	—	—	(39.5)	(25.6)
Other, net	2.8	1.5	5.0	(1.7)	0.2	0.2
Total	$35.2	20.0%	$(74.0)	24.2%	$(6.7)	(4.3)%

The Company was granted a foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions which expired in March 2023.

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2023	2022
Deferred tax assets:
Accrued liabilities	$38.6	$30.1
Deferred and stock-related compensation	11.2	10.8
Tax loss carryforwards and tax credits	18.8	22.2
Intangible assets	2.7	2.6
Pension plans	7.5	6.2
Inventory differences and other tax assets	20.8	14.7
Operating lease assets	24.3	24.0
Interest expense limited under Sec 163j	117.0	110.6
Gross deferred tax assets	240.9	221.2
Deferred tax liabilities:
Depreciation and property differences	(22.2)	(25.2)
Intangible assets	(85.8)	(87.8)
Operating lease liabilities	(24.1)	(23.8)
Other tax liabilities	(26.8)	(28.9)
Gross deferred tax liabilities	(158.9)	(165.7)
Valuation allowance	(6.0)	(11.6)
Net deferred tax assets/(liabilities)	$76.0	$43.9

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $3.7 between fiscal years 2024 and 2026 at September 30, 2023. In addition, there are $10.9 of tax loss carryforwards and credits with no expiration at September 30, 2023. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2023, approximately $1,154 of basis differential

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $242, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2023	2022	2021
Unrecognized tax benefits, beginning of year	$9.2	$13.5	$14.2
Additions based on current year tax positions and acquisitions	—	—	0.1
Additions based on prior year tax positions and acquisitions	—	—	2.6
Settlements with taxing authorities/statute expirations	(2.1)	(4.3)	(3.4)
Unrecognized tax benefits, end of year	$7.1	$9.2	$13.5

Included in the unrecognized tax benefits noted above are $7.1 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $2.2 of interest (net of the deferred tax asset of $0.2) and penalties of $0.9 at September 30, 2023, $3.0 of interest (net of the deferred tax asset of $0.1) and penalties of $1.2 at September 30, 2022, and $4.9 of interest (net of the deferred tax asset of $0.7) and penalties of $3.9 at September 30, 2021. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

(7) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (2015 Plan) on July 1, 2015, upon completion of the Spin-off. Under the terms of the 2015 Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2015 Plan reserved 10 million shares of common stock for issuance under that plan.

On January 27, 2020, the Company’s shareholders approved the Energizer Holdings, Inc. Omnibus Incentive Plan (2020 Plan). The 2020 Plan replaced and superseded the 2015 Plan for new grants, though the terms of the 2015 Plan will continue to govern all awards granted under that plan. Under the 2020 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based and performance-based), other stock awards and cash-based awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2020 Plan reserved 6.5 million shares for issuance under that plan as well as the shares that were still available for issuance under the 2015 Plan.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

On January 30, 2023, the Company’s shareholders approved the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (2023 Plan). The 2023 Plan replaced and superseded the 2020 Plan for new grants, though the terms of the 2020 Plan will continue to govern all awards granted under that plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based and performance-based), other stock awards and cash-based awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2023 Plan authorized 4.3 million shares for issuance under that plan as well as the shares that were still available for issuance under the 2020 Plan.

At September 30, 2023, there were 7.9 million shares available for future awards under the 2023 Omnibus Plan.

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $22.2, $13.2 and $10.2 for the years ended September 30, 2023, 2022 and 2021, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $3.5, $2.1 and $2.3 for the years ended September 30, 2023, 2022 and 2021, respectively.

Restricted Stock Units (RSU)

In November 2019, the Company granted RSU awards to a group of key employees of approximately 134,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $43.10.

In November 2020, the Company granted RSU awards to a group of key employees of approximately 120,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 71,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 272,000 performance shares to a group of key employees and key executives that will vest subject to meeting target amounts for both cumulative adjusted earnings per share and cumulative free cash flow as a percentage of sales over the three year performance period. These performance measures are equally weighted in determining the final share award with the maximum award payout of approximately 544,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $42.98.

In November 2021, the Company granted RSU awards to a group of key employees of approximately 140,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 113,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 393,000 performance shares to a group of key employees and key executives that will vest subject to two performance requirements. Half of the awards will vest based on meeting target amounts for cumulative adjusted earnings per share and the other half will vest based on total shareholder return ("TSR") metrics compared to the Company's performance peer group over the three year performance period. These performance measures are equally weighted with the maximum award payout of approximately 786,000 shares. The closing stock price on the date of the grant used to determine the award fair value for the cumulative adjusted earnings per share portion of the award was $38.75.

In November 2022, the Company granted RSU awards to a group of key employees of approximately 391,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 138,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 322,000 performance shares to a group of key executives that will vest subject to two performance requirements. Half of the awards will vest based on meeting target amounts for cumulative adjusted earnings per share and the other half will vest based on TSR metrics compared to the Company's performance peer group over the three year performance period. These performance measures are equally weighted with the maximum award payout of approximately 644,000 shares. The closing stock price on the date of the grant used to determine the award fair value for the cumulative adjusted earnings per share portion of the award was $29.23

The portion of the November 2021 and 2022 performance awards that are contingent upon achievement of the TSR have a 45.7% and 53.7% fair value premium, respectively, added to the closing stock price on the date of the grant based on a simulation of outcomes under a Monte Carlo valuation model. The assumptions for the valuation of TSR performance shares granted during the year ended September 30, 2023 and 2022 are summarized in the table below:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Fiscal Year 2023	Fiscal Year 2022
Expected term (in years)	3.0	3.0
Expected volatility	41.1%	42.3%
Expected dividend rate	4.1%	3.1%
Expected risk-free rate	4.6%	0.8%
Fair value of TSR award at grant	$44.92	$56.45

The expected volatility rate for Energizer and the peer companies was based on historical stock price movements. The risk free rate is based on the U.S. Treasury constant maturities yield on the grant date for the remaining length of the performance period.

The following table summarizes the Company's RSU activity (including performance awards at stretch) during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSU at October 1, 2022	2.5	$43.64
Granted	1.2	$33.56
Vested	(0.2)	$41.63
Cancelled	(0.8)	$40.30
Nonvested RSU at September 30, 2023	2.7	$38.72

As of September 30, 2023, there was an estimated $30.0 of total unrecognized compensation costs related to the outstanding RSU awards, which will be recognized over a weighted-average period of 1.1 years. The weighted average estimated fair value for RSU awards granted was $40.8, $52.5, and $37.1 for September 30, 2023, 2022 and 2021, respectively. The estimated fair value of RSU awards that vested was $10.6, $12.1, and $21.7 in fiscal 2023, 2022 and 2021, respectively.

Subsequent to year-end, in November 2023, the Company granted RSU awards to a group of key employees of approximately 310,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 107,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 250,000 performance shares to a group of key executives that will vest subject to meeting certain performance metrics over the three year performance period. The maximum award payout of approximately 500,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $33.57.

(8) Earnings per share

Basic earnings/(loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings/(loss) per share is based on the average number of shares used for the basic earnings/(loss) per share calculation, adjusted for the dilutive effect of restricted stock units, performance shares, deferred compensation equity plan and Mandatory Convertible Preferred Stock (MCPS).

During the second quarter of fiscal year 2022, the MCPS were converted to approximately 4.7 million shares of Common stock. For the twelve months ended September 30, 2022, the issued common shares are included in the basic weighted average common shares outstanding for the period subsequent to the conversion, and included in the diluted calculation prior to their conversion using the if-converted method and are only included if the conversion would be further dilutive to the calculation. The Company's MCPS were considered anti-dilutive for the years ended September 30, 2022 and 2021 and excluded from the calculations of diluted earnings/(loss).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the years ended September 30, 2023, 2022 and 2021:

	For the Years Ended September 30,
(in millions, except per share data)	2023	2022	2021
Basic earnings / (loss) per share
Net earnings/(loss)	$140.5	$(231.5)	$160.9
Mandatory preferred stock dividends	—	(4.0)	(16.2)
Net earnings/(loss) attributable to common shareholders	$140.5	$(235.5)	$144.7

Weighted average common shares outstanding - basic	71.5	69.9	68.2

Basic net earnings/(loss) per common share	$1.97	$(3.37)	$2.12

Diluted earnings / (loss) per share
Net earnings/(loss) attributable to common shareholders	$140.5	$(235.5)	$144.7

Weighted average common shares outstanding - basic	71.5	69.9	68.2
Effect of dilutive restricted stock units	0.4	—	0.2
Effect of dilutive performance shares	0.5	—	0.2
Effect of stock based deferred compensation plan	—	—	0.1
Weighted average common shares outstanding - diluted	72.4	69.9	68.7

Diluted net earnings/(loss) per common share	$1.94	$(3.37)	$2.11

For the year ended September 30, 2023, all outstanding RSU were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock units of 1.2 million were excluded from the diluted weighted average shares outstanding calculation as the performance targets for those shares had not been achieved as of the end of the current period.

For the year ended September 30, 2022, the Company was in a net loss position and all of the 0.8 million of outstanding RSU,
1.7 million of performance shares and 0.1 million deferred compensation awards were excluded from the diluted weighted average shares outstanding calculation as their inclusion would be anti-dilutive.

For the year ended September 30, 2021, there were 0.1 million restricted stock units that were anti-dilutive and not included in the diluted net earnings per share calculations. Performance based restricted stock units of 1.3 million were excluded as the performance targets for those shares had not been achieved as of the end of the period.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(9) Segments

During fiscal year 2022, the Company changed its reportable and operating segments from two geographical segments, previously Americas and International, to two product groupings, Battery & Lights and Auto Care. This change came with the completion of the Battery and Auto Care Acquisition integrations in fiscal 2022. The Company changed its reporting structure to better reflect what the chief operating decision maker is reviewing to make organizational decisions and resource allocations.

Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), Project Momentum restructuring and related charges, acquisition and integration activities, acquisition earn out, amortization of intangibles, impairment of goodwill and intangible assets, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, and other items determined to be corporate in nature. Financial items, such as interest income and expense, (gain)/loss on extinguishment of debt, settlement loss on U.S. pension annuity buy out, and gain on finance lease termination are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the fiscal years ended September 30, 2023, 2022, and 2021 are presented below:

	For the Years Ended September 30,
Net Sales	2023	2022	2021
Batteries & Lights	$2,344.9	$2,427.3	$2,402.8
Auto Care	614.8	622.8	618.7
Total net sales	$2,959.7	$3,050.1	$3,021.5
Segment Profit
Batteries & Lights	551.5	553.6	553.6
Auto Care	75.0	46.5	98.2
Total segment profit	$626.5	$600.1	$651.8
General corporate and other expenses (1)	(107.2)	(101.6)	(96.0)
Project Momentum restructuring and related costs (2)	(59.7)	(0.9)	—
Acquisition and integration costs (3)	—	(16.5)	(68.9)
Acquisition earn out (4)	—	(1.1)	(3.4)
Amortization of intangible assets	(59.4)	(61.1)	(61.2)
Impairment of goodwill & intangible assets	—	(541.9)	—
Interest expense	(168.7)	(158.4)	(161.8)
Gain/(loss) on extinguishment of debt	1.5	—	(103.3)
Settlement loss on U.S. pension annuity buy out (5)	(50.2)	—	—
Exit of Russian market (6)	—	(14.6)	—
Gain on finance lease termination (7)	—	4.5	—
Brazil flood damage, net of insurance proceeds (8)	—	(9.7)	—
Other items, net - adjusted (9)	(7.1)	(4.3)	(3.0)
Total earnings/(loss) before income taxes	$175.7	$(305.5)	$154.2
(1) Recorded in Selling, general, and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income.
(2) Project Momentum restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Project Momentum restructuring and related costs	2023	2022	2021
Cost of products sold	$29.9	$—	$—
SG&A - Restructuring	26.7	0.9	—
SG&A - IT Enablement	3.3	—	—
Other items, net	(0.2)	—	—
Total Project Momentum restructuring and related costs	$59.7	$0.9	$—

(3) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2023	2022	2021
Cost of products sold	$—	$6.0	$33.7
SG&A	—	9.4	40.0
Research and development	—	1.1	1.1
Other items, net	—	—	(5.9)
Total Acquisition and Integration Costs	$—	$16.5	$68.9

(4) This represents the earn out achieved under the incentive agreements entered into with the Formulations Acquisition and is recorded in Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income.
(5) The Settlement loss is due to the execution of a partial retiree annuity buy out on the U.S. pension plan in the fourth quarter of fiscal 2023. This charge is included in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.
(6) These are the costs associated with the Company's exit of the Russian market during fiscal 2022. Exiting the Russian market resulted in Cost of products sold of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated Statement of Earnings and Comprehensive Income.
(7) This represents the termination of a finance lease in fiscal year 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.
(8) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income, net of insurance proceeds. The majority is related to write off of damaged inventory.
(9) Other items, net on the Consolidated Statements of Earnings and Comprehensive Income included the U.S. pension settlement charge of $50.2 and a restructuring benefit of $0.2 for the twelve months ended September 30, 2023, costs associated with the exit of the Russian market of $7.5 and a $4.5 gain on the termination of a finance lease in the twelve months ended September 30, 2022, and an acquisition and integration gain of $5.9 for the twelve months ended September 30, 2021, all of which have been reclassified from Other items, net within the reconciliation above.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments.

	September 30,
Total Assets	2023	2022
Batteries & Lights	$1,362.0	$1,366.0
Auto Care	423.5	453.7
Total segment assets	$1,785.5	$1,819.7
Corporate	470.2	453.5
Goodwill and other intangible assets, net	2,253.9	2,298.9
Total assets	$4,509.6	$4,572.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
Long-Lived Assets	2023	2022
United States	$510.7	$497.7
Singapore	56.2	62.1
United Kingdom	61.2	52.6
Other International	71.0	70.8
Total long-lived assets excluding goodwill and intangibles	$699.1	$683.2

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2023	2022	2021
Batteries & Lights	$47.8	$65.8	$57.3
Auto Care	9.0	12.0	7.6
Total segment capital expenditures	$56.8	$77.8	$64.9
Depreciation and Amortization
Batteries & Lights	$52.2	$50.6	$49.0
Auto Care	11.1	9.9	8.3
Total segment depreciation and amortization	63.3	60.5	57.3
Amortization of intangible assets	59.4	61.1	61.2
Total depreciation and amortization	$122.7	$121.6	$118.5

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2023	2022	2021
United States	$1,751.1	$1,799.5	$1,788.3
International	1,208.6	1,250.6	1,233.2
Total net sales	$2,959.7	$3,050.1	$3,021.5

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In April 2022, the Company entered into a termination agreement with the landlord of our finance lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company had already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location were already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

As of September 30, 2023 and 2022 the amounts for leases included on our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2023	September 30, 2022
Operating Leases:
Operating lease assets	$98.4	$100.1

Operating lease liabilities - current	17.3	15.8
Operating lease liabilities	84.7	88.2
Total Operating Lease Liabilities	$102.0	$104.0

Weighted-average remaining lease term (in years)	15.5	15.2
Weighted-average discount rate	4.1%	4.0%

Finance Leases:
Property, plant and equipment, net	$31.1	$32.6

Current portion of finance leases	0.3	0.4
Long-term debt	31.7	31.9
Total Finance Lease Liabilities	$32.0	$32.3

Weighted Average remaining lease term (in years)	22.5	23.5
Weighted-average discount rate	6.7%	6.7%
The following table presents the components of lease expense:

	For the Years Ended September 30,
	2023	2022	2021
Operating lease costs	$19.9	$19.7	$20.3
Finance lease costs:
Amortization of assets	1.2	2.5	3.2
Interest on lease liabilities	2.1	2.5	2.9
Variable lease costs	1.3	1.3	3.6
Total lease costs	$24.5	$26.0	$30.0

Supplemental cash and non-cash information related to leases:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.5	$20.4	$18.9
Operating cash flows from finance leases	2.1	2.5	2.9
Financing cash flows from finance leases (1)	0.3	5.0	1.6
Non-cash increase in lease assets and lease liabilities:
Operating leases (2)	$13.0	$6.4	$5.3
(1) Financing cash flows from finance leases in fiscal year 2022 includes the $4.0 termination fee for the Dixon, IL finance lease termination discussed above.
(2) The fiscal 2023 increase in operating lease assets and liabilities was primarily driven by the Project Momentum network reorganization and real estate optimization programs, as well as normal lease renewals occurring through normal course of business. The fiscal 2022 and 2021 increase in operating lease assets and liabilities includes normal lease renewals and immaterial lease modifications occurring through the normal course of business.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2023 are as follows:

	Operating Leases	Finance Leases
2024	$20.4	$2.5
2025	18.7	2.5
2026	13.6	2.5
2027	9.3	2.6
2028	9.0	2.6
Thereafter	74.2	53.5
Total lease payments	145.2	66.2

Less: Imputed interest	(43.2)	(34.2)
Present value of lease liabilities	$102.0	$32.0

(11) Goodwill and intangible assets

In fiscal 2022, the Company changed its reportable segments and correspondingly reallocated goodwill to the current reporting units: Battery & Lights North America, Battery & Lights International, Auto Care North America and Auto Care International. The Company performed an assessment of goodwill at October 1, 2021 before the change in segments, noting no impairments identified. Goodwill was reallocated to the reporting units based on the relative fair value of each reporting unit on October 1, 2021.

The following table sets forth goodwill by segment and represents the change in the carrying amount of goodwill at September 30, 2023 and 2022:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2021	$900.3	$153.5	$1,053.8
Formulations acquisition	—	(1.0)	(1.0)
Non-cash impairment	—	(17.4)	(17.4)
Cumulative translation adjustment	(31.4)	(0.9)	(32.3)
Balance at September 30, 2022	$868.9	$134.2	$1,003.1
Cumulative translation adjustment	13.1	—	13.1
Balance at September 30, 2023	$882.0	$134.2	$1,016.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Goodwill Annual Impairment Analysis

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. As part of our business planning cycle, the Company performs the annual goodwill impairment testing for its reporting units in the fourth quarter each fiscal year. When performing a quantitative analysis, the Company estimates the fair value of each reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows. The Company uses the three-year strategic plan, the annual budget plan for the following fiscal year, and long-term category projections to determine forecasted cash flows and operating data for the discounted cash flow model. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies, as applicable. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.

During fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Battery & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%

During fiscal 2022, the Company completed a quantitative analysis on all four reporting units. As a part of the annual assessment, the Company identified a non-cash impairment within the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. There is no remaining goodwill allocated to this reporting unit after the non-cash impairment. This fair value measurement fell within Level 3 of the fair value hierarchy, see Note 16, Financial Instruments and Risk Management.

In fiscal 2022, the Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%. The estimated fair value of the Auto Care North America reporting unit, which has a total of $134.2 of goodwill, exceeded its carrying value by 12%. Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. Changes in the assumptions used to estimate the fair value of the Company's goodwill reporting units could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate.

For the year ended September 30, 2021, the Company completed a qualitative annual impairment assessment and no impairments were identified.

Indefinite-lived Intangible Asset Annual Impairment Analysis

During the fourth quarter of each fiscal year, the Company completes impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in the various battery, auto care and lighting product categories.

For fiscal 2023, a quantitative assessment was performed over the Rayovac and Armor All trade names due to the prior year impairments, and a qualitative assessment was performed over the Energizer, Eveready and Varta trade names. No impairments were identified and the Armor All trade name fair value exceed its carrying value by more than 20%.

For Rayovac, the fair value of the trade name exceeded its carrying value of $422.2 by approximately 5%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rates. The projections for the Rayovac fair value model were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2024, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, the revenue growth assumption was based on historical trends and management’s expectations for future category trends. The gross margin rate assumption was based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. The gross margin rate utilized is consistent with rates achieved in fiscal 2023. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2024, as well as long-term operating and advertising strategies. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In fiscal 2022, a quantitative assessment was performed over the Armor All, STP and Rayovac trade names, resulting in non-cash impairments of $370.4, $26.3, and $127.8, respectively. For Armor All and STP, the non-cash impairments were primarily due to declines in their respective Auto Care category projections late in the fourth quarter of fiscal 2022, significant increases in input costs, and a higher discount rate. The Rayovac non-cash impairment was primarily caused by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, a decrease in the branded sales forecast, increases in input costs, and a higher discount rate.

The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rates. The projections for our Armor All, STP and Rayovac fair value models were generated using the company’s three-year strategic plan, the Company's annual budget plan for fiscal 2023, and long-term category projections to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand and category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2023, as well as long-term operating and advertising strategies. The discount rates used in the trade name fair value estimates ranged between 9.5% and 10.0%, and are based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying values for Armor All, STP, and Rayovac trade names are $228.5, $76.4, and $422.2, respectively. These fair value measurement fell within Level 3 of the fair value hierarchy, see Note 16, Financial Instruments and Risk Management.

STP is within the fuel and oil additives category and due to the current expectation for an increased percentage of electric vehicles in the car parc over the long term, the Company converted the STP trade name into a definite-life intangible asset with a 25 year useful life. This conversion resulted in additional annual pre-tax amortization expense of approximately $3.0, which was included in Amortization of intangible assets expense in fiscal 2023.
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

For the year ended September 30, 2022, a qualitative analysis was performed over the Energizer, Eveready and Varta trade names and no impairments were identified.

For the year ended September 30, 2021 the Company completed a qualitative annual impairment assessment and no impairments were identified.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total intangible assets at September 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.4	$(29.4)	$113.0
Customer Relationships	394.2	(139.7)	254.5
Patents	33.9	(18.2)	15.7
Proprietary technology	172.5	(100.0)	72.5
Proprietary formulas	29.2	(10.0)	19.2
Vendor relationships	7.5	(7.5)	—
Total amortizable intangible assets	$779.7	$(304.8)	$474.9
Trademarks and trade names - indefinite lived	762.8	—	762.8
Total Other intangible assets, net	$1,542.5	$(304.8)	$1,237.7

Total intangible assets at September 30, 2022 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$141.8	$(21.4)	$120.4
Customer Relationships	393.5	(112.6)	280.9
Patents	33.4	(15.7)	17.7
Proprietary technology	172.5	(81.5)	91.0
Proprietary formulas	29.2	(6.3)	22.9
Vendor relationships	6.9	(6.5)	$0.4
Total amortizable intangible assets	$777.3	$(244.0)	$533.3
Trademarks and trade names - indefinite lived	762.5	—	762.5
Total Other intangible assets, net	$1,539.8	$(244.0)	$1,295.8

The indefinite lived intangible asset balance difference between the periods is driven by currency adjustments.

During the fiscal year ended September 30, 2022, the Company purchased auto care appearance trade names and formulas in Latin America through an asset acquisition for $14.7. Approximately $7 was assigned as the value to trade name and formula intangibles acquired, respectively. The weighed average useful life for both acquired intangibles is 10 years.

Amortizable intangible assets, with a weighted average remaining life of 10.7 years, are amortized on a straight-line basis over expected lives of 3 to 25 years. Amortization expense for intangible assets totaled $59.4, $61.1, and $61.2 for the twelve months ended September 30, 2023, 2022 and 2021, respectively.

Estimated amortization expense for amortizable intangible assets at September 30, 2023 are as follows:

Estimated amortization expense
2024	$58.1
2025	58.0
2026	53.2
2027	51.6
2028	46.8
Thereafter	207.2
Estimated future amortization expense	$474.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(12) Debt

The detail of long-term debt was as follows:

	September 30,
	2023	2022
Senior Secured Term Loan Facility due 2027	$982.0	$1,182.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	600.0
4.375% Senior Notes due 2029	791.3	800.0
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	687.2	637.1
Finance lease obligations	32.0	32.3
Total long-term debt, including current maturities	$3,376.2	$3,551.4
Less current portion	(12.3)	(12.4)
Less unamortized debt premium and debt issuance fees	(31.8)	(39.6)
Total long-term debt	$3,332.1	$3,499.4
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - On December 22, 2020, the Company entered into a Credit Agreement which provided for a 5-year $400 revolving credit facility (2020 Revolving Facility) and a $550.0 Senior Secured Term Loan due December 2027 (Term Loan). The $550.0 of proceeds were used to pay down the remaining balances on the Term Loan A facility due in 2022, Term Loan B facility due in 2025 and the amounts outstanding on the existing Revolving Credit Facility from 2018 (2018 Revolving Facility). The pay down of the Term Loan A and B facilities were deemed to be extinguishments and the Company wrote-off $5.7 of deferred financing fees during the first fiscal quarter of 2021.

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

During fiscal 2023, the Company paid down $200.0 of the Term Loan, including early payments of $188.0. The Company wrote off deferred financing fees of $1.6 during the twelve months ended September 30, 2023, as a result of these early payments. Subsequent to September 30, 2023, the Company pre-paid an additional $40.0 of the Term Loan in October 2023.

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

As of September 30, 2023, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.1 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.9 remained available as of September 30, 2023. As of September 30, 2023 and September 30, 2022, our weighted average interest rate on short-term borrowings was 7.7% and 4.7%, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Senior Notes - Fiscal 2023 Activity - During the first quarter of fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6. The Company wrote off $0.3 of deferred financing fees as a result of these transactions.

The retirement of Senior Notes and prepayment of the Term Loan during fiscal 2023 resulted in a net Gain on extinguishment of debt for the twelve months ended September 30, 2023 of $1.5 recorded on the Consolidated Statement of Earnings and Comprehensive Income.

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

The 2027 Notes, 2028 Notes, 2029 Notes and 2029 EUR Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi annually on the 2028 Notes and 2029 EUR Notes in June and December and on the 2029 Notes in March and September. The 2027 Notes, 2028 Notes, 2029 Notes and 2029 EUR Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its Credit Agreement.

Debt issuance fees paid related to the term loan refinancing and Senior Note offerings were $7.6, and $29.0 during the twelve months ended September 30, 2022, and 2021, respectively. The Company wrote-off a total of $1.9 and $18.1 of debt issuance fees as a result of the extinguishment activity during fiscal year 2023 and 2021, respectively.

Interest Rate Swaps - In December 2020, the Company entered into an interest rate swap with the effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable rate debt of $550.0. On January 22, 2021 the notional value increased to $700.0 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027.

In February 2023, the Company amended the interest rate swap to coincide with the amended Credit Agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Refer to Note 16 Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

Notes Payable - The notes payable balance was $8.2 at September 30, 2023 and $6.4 at September 30, 2022. The balances are comprised of other borrowings, including those from foreign affiliates. The company had no outstanding borrowings on the 2020 Revolving Facility at September 30, 2023 and September 30, 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2023, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Finance Lease Obligations - In fiscal year 2022, the Company entered into a termination agreement with the landlord of our finance lease in Dixon, IL. The Company terminated the lease agreement, which went into 2028, reducing our finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company had already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location had already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net on the Consolidated Statement of Earnings and Comprehensive Income in fiscal 2022.

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2023 were as follows:

Long-term debt
2024	$12.0
2025	12.0
2026	12.0
2027	12.0
2028	1,817.7
Thereafter	1,478.5
Total long-term debt payments due	$3,344.2

(13) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.

In the fourth quarter of fiscal 2023, the Company executed a partial retiree annuity buyout for the U.S. Qualified Pension Plan, which resulted in a plan settlement on projected plan benefit obligation and plan assets of $120.2 and a settlement loss of $50.2 recorded to Other items, net on the Consolidated Statement of Earnings and Comprehensive Income. There were no additional cash contributions made as part of this settlement.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2023	2022	2023	2022
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$383.4	$507.4	$84.8	$143.1
Service cost	—	—	0.3	0.6
Interest cost	19.9	12.7	3.6	1.8
Actuarial loss/(gain)	0.2	(99.1)	(0.6)	(40.2)
Benefits paid	(28.7)	(37.6)	(5.6)	(5.7)
Plan settlements	(120.2)	—	—	(0.6)
Foreign currency exchange rate changes	—	—	7.3	(14.2)
Projected Benefit Obligation at end of year	$254.6	$383.4	$89.8	$84.8
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$356.9	$490.1	$78.3	$133.1
Actual return on plan assets	11.8	(98.0)	0.7	(35.6)
Company contributions	2.4	2.4	3.4	0.6
Plan settlements	(120.2)	—	—	(0.6)
Benefits paid	(28.7)	(37.6)	(5.6)	(5.7)
Foreign currency exchange rate changes	—	—	6.6	(13.5)
Estimated fair value of plan assets at end of year	$222.2	$356.9	$83.4	$78.3
Funded status at end of year	$(32.4)	$(26.5)	$(6.4)	$(6.5)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2023	2022	2023	2022
Noncurrent assets	$—	$—	$8.7	$8.7
Current liabilities	(2.3)	(2.4)	(0.6)	(0.6)
Noncurrent liabilities	(30.1)	(24.1)	(14.5)	(14.6)
Net amount recognized	$(32.4)	$(26.5)	$(6.4)	$(6.5)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre-tax	$(113.4)	$(157.0)	$(29.9)	$(26.0)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2023 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net loss arising during the year	$(8.7)	$(2.0)
Effect of exchange rates	—	(2.5)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	52.3	0.6
Total gain/(loss) recognized in other comprehensive loss	$43.6	$(3.9)

Energizer expects to contribute $2.4 to its U.S. plans and $0.7 to its International plans in fiscal 2024.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2024	$24.5	$5.1
2025	24.1	5.2
2026	24.2	5.2
2027	24.2	5.3
2028	22.0	5.3
2029 to 2033	99.2	27.6

The accumulated benefit obligation for the U.S. plans was $254.6 and $383.4 and for the foreign plans was $88.7 and $83.9 at September 30, 2023 and 2022, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2023	2022	2023	2022
Projected benefit obligation	$254.6	$383.4	$49.4	$46.1
Accumulated benefit obligation	254.6	383.4	48.3	45.2
Estimated fair value of plan assets	222.1	356.9	34.3	30.9

Pension plan assets in the U.S. plan represent approximately 73% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of assets classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 30%, and (b) debt securities, including U.S. bonds: 70%. Actual allocations at September 30, 2023 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2023. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$0.3	$0.6	$0.7
Interest cost	19.9	12.7	13.0	3.6	1.8	1.6
Expected return on plan assets	(20.3)	(22.8)	(22.4)	(3.2)	(3.2)	(3.2)
Recognized net actuarial loss	2.1	6.4	7.4	0.6	0.8	1.5
Settlement loss recognized on other pension plans	50.2	—	0.2	—	0.2	—
Net periodic expense/(benefit)	$51.9	$(3.7)	$(1.8)	$1.3	$0.2	$0.6

The service cost component of the net periodic expense/(benefit) above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2024 are net actuarial losses of $1.8 for the U.S. Plan and $0.9 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	U.S.			International
	2023	2022	2021	2023	2022	2021
Plan obligations:
Discount rate	6.0%	5.6%	2.6%	4.0%	4.0%	1.3%
Compensation increase rate	—	—	—	2.7%	2.4%	2.2%
Net periodic benefit cost:
Discount rate	5.6%	2.6%	2.5%	4.0%	1.3%	1.0%
Expected long-term rate of return on plan assets	5.1%	5.2%	5.1%	3.6%	2.6%	2.6%
Compensation increase rate	—	—	—	2.4%	2.2%	2.1%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2023 and 2022 segregated by level within the estimated fair value hierarchy. Refer to Note 16, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2023
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$20.1	$—	$20.1	$—	$—	$—
International Equity	0.7	—	0.7	—	7.6	7.6
DEBT
U.S. Government	—	150.5	150.5	—	—	—
Other Government	—	—	—	—	16.0	16.0
CASH & CASH EQUIVALENTS	—	8.8	8.8	—	5.5	5.5
OTHER	—	—	—	—	7.9	7.9
Assets Measured at Net Asset Value
U.S. Equity			22.2			—
International Equity			19.9			7.2
Corporate			—			39.2
TOTAL	$20.8	$159.3	$222.2	$—	$37.0	$83.4

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

There were no Level 3 pension assets at September 30, 2023 and 2022.

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

(14) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2023, 2022 and 2021 were $9.5, $10.4, and $10.3, respectively, and are reflected in Selling, general and administrative costs and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

(15) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2023 and 2022, the Company had 77,074,245 of common stock issued. During fiscal 2022, all outstanding shares of the Company's 7.50% Series A Mandatory Convertible Preferred Stock (MCPS) automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

As of September 30, 2023, the Company had approximately 2.7 million shares reserved for issuance under the 2023 Plan and approximately 33,500 shares reserved for issuance under the deferred compensation plan.

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

In addition to the ASR program, the Company repurchased 500,000 shares for $21.3, at an average price of $42.61 per share during the twelve months ended September 30, 2021.

As of September 30, 2023, the Company had approximately 5.0 million shares still authorized under this authorization. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2023, total dividends declared to shareholders were $88.0 and $86.3 was paid. For the twelve months ended September 30, 2022, total dividends declared to shareholders were $85.5 and $84.9 was paid. For the twelve months ended September 30, 2021, total dividends declared to shareholders were $82.6 and $83.9 was paid. The dividends paid included the cumulative dividends paid upon the vesting of restricted shares during the period.

Subsequent to the fiscal year end, on November 6, 2023, the Board of Directors declared a dividend for the first quarter of fiscal 2024 of $0.30 per share of common stock, payable on December 14, 2023, to all shareholders of record as of the close of business on November 29, 2023.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 14.2%, 12.9%, and 13.7% of total net sales in fiscal 2023, 2022 and 2021, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2023 and 2022, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2023, Energizer had variable rate debt outstanding with a principal balance of $990.2 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2023.

In December 2020, the Company entered into an interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 as September 30, 2023.

In February 2023, the Company amended its Credit Agreement to transition the interest reference rate from LIBOR to SOFR. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The Company also amended the Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. There were no other changes to the interest rate swap agreement or expected timing of cash flows associated with the swap. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2023 and 2022, Energizer had unrealized pre-tax gains of $3.3 and $16.3, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2023 levels, over the next twelve months, $3.0 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal 2025. There were 68 open foreign currency contracts at September 30, 2023, with a total notional value of approximately $179.

The Company has a hedging program on zinc purchases. The contracts were determined to be cash flow hedges and qualify for

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

cash flow hedge accounting. The contract maturities for these hedges extend into fiscal 2025. There were 18 open contracts at September 30, 2023, with a total notional value of approximately $43. The unrealized pre-tax loss on the zinc contracts was $0.7 and $6.1 at September 30, 2023 and 2022, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

At September 30, 2023 and 2022, Energizer recorded an unrealized pre-tax gain of $79.8 and $86.4, respectively, on the interest rate swap agreement contracts, which was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

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

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 6 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2023, with a total notional value of approximately $85.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2023 and 2022, and the amounts of losses and gains on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2023 and 2022, respectively:

	At September 30, 2023	For the Year Ended September 30, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss) / Gain Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$3.3	$(5.5)	$7.5
Interest rate swaps	79.8	19.4	26.0
Zinc contracts	(0.7)	3.0	(2.4)
Total	$82.4	$16.9	$31.1

	At September 30, 2022	For the Year Ended September 30, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	Gain / (Loss) Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$16.3	$20.9	$9.6
Interest rate swaps	86.4	75.2	(2.5)
Zinc contracts	(6.1)	(1.4)	9.4
Total	$96.6	$94.7	$16.5
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

The following table provides estimated fair values as of September 30, 2023 and 2022, and the (losses)/gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2023 and 2022, respectively.

	At September 30, 2023	For the Year Ended September 30, 2023
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$(1.3)	$(2.0)

	At September 30, 2022	For the Year Ended September 30, 2022
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.6)	$6.6
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) (Loss)/gain recognized on the Consolidated Statement of Earnings and Comprehensive Income and was recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.4	$(1.0)	$3.4	$18.0	$—	$18.0

Offsetting of derivative liabilities
		At September 30, 2023			At September 30, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.4)	$1.0	$(1.4)	$(2.3)	$—	$(2.3)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2023 and 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	September 30,
	2023	2022
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(21.0)	$(24.6)
Derivatives - Foreign Currency contracts	3.3	16.3
Derivatives - Foreign Currency contracts (non-hedge)	(1.3)	(0.6)
Derivatives - Interest Rate Swaps	79.8	86.4
Derivatives - Zinc contracts	(0.7)	$(6.1)
Net Assets at estimated fair value	$60.1	$71.4

Energizer had no level 1 financial assets or liabilities, other than pension plan assets, and no level 3 financial assets or liabilities at September 30, 2023 and 2022. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using level 3 inputs. During the fiscal year ended September 30, 2022, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $541.9. These losses were recorded as Impairment of goodwill and intangible assets in the Consolidated Statement of Earnings. Refer to Note 11 Goodwill and

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Intangible Assets for additional information. There were no level 3 fair value measurement losses recognized during the fiscal years ended September 30, 2023 and 2021.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on level 1 inputs and cash equivalents and restricted cash are determined based on level 2 inputs.

At September 30, 2023 and 2022, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2023 and 2022, the fair market value of fixed rate long-term debt was $2,000.9 and $1,795.7, respectively, compared to its carrying value of $2,362.2 and $2,337.1, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

(17) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2023, the Company had approximately $8.3 of purchase obligations.

(18) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)(2)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2020	$(137.4)	$(163.5)	$3.4	$(4.1)	$(6.1)	(307.7)
OCI before reclassifications	27.6	22.0	3.4	(0.2)	7.6	60.4
Reclassifications to earnings	—	7.1	(3.2)	7.9	5.1	16.9
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	$(230.4)
OCI before reclassifications	23.3	(11.8)	(1.0)	15.2	57.3	83.0
Reclassifications to earnings	8.8	5.7	(7.2)	(7.1)	1.9	2.1
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)
OCI before reclassifications	(11.8)	(10.2)	2.3	(4.1)	14.8	(9.0)
Reclassifications to earnings	(0.2)	40.4	1.8	(5.5)	(19.9)	16.6
Balance at September 30, 2023	$(89.7)	$(110.3)	$(0.5)	$2.1	$60.7	$(137.7)
(1) Foreign currency translation adjustments reclassified into earnings due to entity liquidations or substantial entity liquidations for fiscal 2023 and 2022 were recorded in Other items, net on the Consolidated Statement of Earnings. There were no tax impacts from these reclassifications.
(2) The Company has revised the presentation of Foreign Currency Translation Adjustments in fiscal 2022 to show the amounts reclassified into earnings. This revision is a change to the Company's footnote disclosure only and had no impact on the Consolidated Statement of Earnings and Comprehensive Income or the Consolidated Balance Sheet for fiscal 2022 or 2023.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the reclassifications from AOCI:

	For the Years Ended September 30,
Amount Reclassified from AOCI (1)	2023	2022	2021	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(7.5)	$(9.6)	$10.4	Cost of products sold
Interest rate swaps	(26.0)	2.5	6.7	Interest expense
Zinc contracts	2.4	(9.4)	(4.2)	Cost of products sold
	(31.1)	(16.5)	12.9	(Earnings) / Loss before income taxes
	7.5	4.1	(3.1)	Income tax provision / (benefit)
	$(23.6)	$(12.4)	$9.8
Amortization of defined benefit pension items
Actuarial losses	$2.7	$7.2	$8.9	(2)
Settlement losses on other plans	50.2	0.2	0.2	(2)
	52.9	7.4	9.1	Loss before income taxes
	(12.5)	(1.7)	(2.0)	Income tax benefit
	$40.4	$5.7	$7.1
Total reclassifications for the period	$16.8	$(6.7)	$16.9
(1) Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 13, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(19) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2023	2022	2021
Interest income	$(8.9)	$(1.0)	$(0.7)
Foreign currency exchange loss	17.3	7.8	5.5
Pension cost/(benefit) other than service costs (1)	2.7	(4.1)	(1.9)
Settlement loss on U.S. pension annuity buy out (1)	50.2	—	—
Exit of Russian Market (2)	—	7.5	—
Gain on finance lease termination (3)	—	(4.5)	—
Gain on sale of assets (4)	—	—	(3.3)
Other	(4.2)	1.6	(2.5)
Total Other items, net	$57.1	$7.3	$(2.9)

(1) See Note 13, Pension Plans, for additional information on this item.
(2) Exiting the Russian market in fiscal 2022 resulted in currency impacts recorded in Other items, net of $7.5.
(3) See Note 10, Leases, for additional information on this item.
(4) See Note 5, Restructuring, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2023	2022
Raw materials and supplies	$113.5	$115.9
Work in process	258.5	201.6
Finished products	277.7	454.1
Total inventories	$649.7	$771.6
Other Current Assets
Miscellaneous receivables	$20.8	$29.9
Prepaid expenses	83.6	90.9
Value added tax collectible from customers	30.6	27.7
Other	37.0	42.9
Total other current assets	$172.0	$191.4
Property, plant and equipment
Land	$12.9	$14.4
Buildings	135.2	120.7
Machinery and equipment	832.9	828.2
Construction in progress	69.7	50.1
Finance leases	39.2	39.0
Total gross property	1,089.9	1,052.4
Accumulated depreciation	(726.2)	(690.3)
Total property, plant and equipment, net	$363.7	$362.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
	2023	2022
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$12.9	$13.4
Accrued trade promotions	52.7	57.7
Accrued freight and warehousing	35.1	37.2
Accrued salaries, vacations and incentive compensation	57.9	60.6
Accrued interest expense	20.5	20.5
Restructuring and related costs reserve	17.1	1.7
Income taxes payable	36.9	36.7
Other	92.5	106.1
Total other current liabilities	$325.6	$333.9
Other Liabilities
Pensions and other retirement benefits	$55.0	$49.3
Deferred compensation	17.4	19.8
Mandatory transition tax	12.8	16.7
Restructuring and related costs reserve	2.5	—
Other non-current liabilities	47.8	52.3
Total other liabilities	$135.5	$138.1

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2023	2022	2021
Balance at beginning of year	$2.9	$2.9	$2.8
Provision charged to expense, net of reversals	1.9	(0.4)	1.2
Write-offs, less recoveries, translation, other	(0.2)	0.4	(1.1)
Balance at end of year	$4.6	$2.9	$2.9

	For the Years Ended September 30,
Income Tax Valuation Allowance	2023	2022	2021
Balance at beginning of year	$11.6	$15.1	$13.1
Provision charged to expense, net of reversals	0.6	2.3	1.8
Reversal of provision charged to expense	(6.4)	(3.8)	(2.1)
Translation, other	0.2	(2.0)	2.3
Balance at end of year	$6.0	$11.6	$15.1

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2023	2022	2021
Interest paid	$159.6	$142.6	$172.7
Income taxes paid, net	62.7	54.5	65.0

(20) Environmental and Regulatory

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

Accrued environmental costs at September 30, 2023 were $14.0, of which $3.9 is expected to be spent during fiscal 2024. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2023.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The Company has adopted business practices and standards of conduct that are applicable to all employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company has also adopted a code of conduct applicable to the Board of Directors. The code has been posted on the Company's website at www.energizerholdings.com under “Investors – Corporate Governance.” In the event that an amendment to, or a waiver from, a provision of the code of conduct occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.
The Company has also adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and colleagues that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s Securities Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2023, 2022, and 2021.
•Consolidated Balance Sheets -- at September 30, 2023 and 2022.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2023, 2022 and 2021.
•Consolidated Statements of Shareholders’ Equity -- at September 30, 2023, 2022 and 2021.
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

Exhibit No.	Exhibit Description

2.1#†	Separation and Distribution Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.2#	Tax Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.3#†	Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

2.4#†	Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 15, 2018).

2.5#†	Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018).

2.6#†	Acquisition Agreement, dated May 29, 2019, between the Company and Varta Aktiengesellschaft (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 29, 2019).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Fifth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 9, 2023).

4.1
Indenture, dated July 1, 2020, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed July 1, 2020).

4.2	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 1, 2020).

4.3
Indenture, dated September 30, 2020, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed October 1, 2020).

4.4	Form of 4.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1, 2020).

4.5
Indenture, dated as of June 23, 2021, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time, The Bank of New York Mellon Trust Company, N.A., as Trustee and Registrar, and The Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.6	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.7	Indenture, dated March 8, 2022, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.8	Form of 6.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.9	Description of Securities (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Change of Control Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.9@	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.10@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.12@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.13@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.14@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.15@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.16
Amended and Restated Credit Agreement dated December 22, 2020, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A. as administrative agent and lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 22, 2020).

10.17	Incremental Term Loan Amendment No. 1 dated January 7, 2021, by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2021).

10.18	Amendment No. 2 and Increasing Lender Supplement, dated as of December 31, 2021, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2022).

10.19	Amendment No. 3 dated as of February 22, 2023, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 8, 2023).

10.20@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

10.21@
Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

10.22@
Form of Restricted Stock Unit Award Agreement for directors under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

10.23@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 17, 2020).

10.24@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed February 7, 2022).

10.25@	Robin Vauth Employment Agreement, dated as of August 29, 2007 and amended as of November 23, 2016 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.26@	Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2023).

10.27@	Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2023).

10.28@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2023)

10.29@	Form of Director Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2023).

10.30@*	Separation and Transition Agreement dated August 5, 2023, by and between Susan K. Drath and Energizer Brands, LLC.

19*	Securities Trading Policy adopted on May 1, 2023.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page hereto)

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
Date: November 14, 2023
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
Date: November 14, 2023