Form 10-Q
period 2023-12-31
ENERGIZER HOLDINGS, INC.
filed 2024-02-06
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 2, 2024: 71,782,335.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended December 31,
	2023	2022
Net sales	$716.6	$765.1
Cost of products sold	449.6	466.8
Gross profit	267.0	298.3
Selling, general and administrative expense	128.1	120.4
Advertising and sales promotion expense	47.0	53.4
Research and development expense	7.8	7.6
Amortization of intangible assets	14.5	16.0
Interest expense	40.7	42.9
Loss/(gain) on extinguishment of debt	0.5	(2.9)
Other items, net	19.0	(1.4)
Earnings before income taxes	9.4	62.3
Income tax provision	7.5	13.3
Net earnings	$1.9	$49.0

Basic net earnings per common share	$0.03	$0.69
Diluted net earnings per common share	$0.03	$0.68

Weighted average shares of common stock - Basic	71.7	71.4
Weighted average shares of common stock - Diluted	72.6	72.2

Statements of Comprehensive Income:
Net earnings	$1.9	$49.0
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(1.1)	(18.6)
Pension activity, net of tax of $0.2 and $1.2, respectively.	(0.9)	2.4
Deferred loss on hedging activity, net of tax of $(6.5) and $(4.7), respectively.	(19.6)	(13.4)
Total comprehensive (loss)/income	$(19.7)	$19.4

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2023	September 30, 2023
Current assets
Cash and cash equivalents	$241.7	$223.3
Trade receivables, less allowance for doubtful accounts of $4.7 and $4.6, respectively	376.4	511.6
Inventories	640.6	649.7
Other current assets	212.3	172.0
Total current assets	1,471.0	1,556.6
Property, plant and equipment, net	384.3	363.7
Operating lease assets	96.5	98.4
Goodwill	1,023.7	1,016.2
Other intangible assets, net	1,224.4	1,237.7
Deferred tax assets	92.2	88.4
Other assets	131.8	148.6
Total assets	$4,423.9	$4,509.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	0.9	0.3
Notes payable	2.2	8.2
Accounts payable	374.6	370.8
Current operating lease liabilities	17.3	17.3
Other current liabilities	317.4	325.6
Total current liabilities	724.4	734.2
Long-term debt	3,303.3	3,332.1
Operating lease liabilities	81.9	84.7
Deferred tax liabilities	10.5	12.4
Other liabilities	133.2	135.5
Total liabilities	4,253.3	4,298.9
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	718.5	750.5
Retained losses	(164.3)	(164.8)
Treasury stock	(225.1)	(238.1)
Accumulated other comprehensive loss	(159.3)	(137.7)
Total shareholders' equity	170.6	210.7
Total liabilities and shareholders' equity	$4,423.9	$4,509.6

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$1.9	$49.0
Adjustments to reconcile net earnings to net cash flow from operations:
Non-cash integration and restructuring charges	2.4	—
Depreciation and amortization	30.0	32.1
Deferred income taxes	1.1	0.9
Share-based compensation expense	6.3	4.6
Loss/(gain) on extinguishment of debt	0.5	(2.9)
Non-cash items included in income, net	6.3	4.4
Exchange loss/(gain) included in income	23.7	(1.0)
Other, net	2.3	0.8
Changes in current assets and liabilities used in operations	103.6	73.1
Net cash from operating activities	178.1	161.0

Cash Flow from Investing Activities
Capital expenditures	(25.5)	(9.5)
Proceeds from sale of assets	—	0.7
Acquisitions, net of cash acquired	(11.6)	—
Net cash used by investing activities	(37.1)	(8.8)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(78.2)	(49.8)
Net decrease in debt with original maturities of 90 days or less	(5.2)	(5.9)
Dividends paid on common stock	(22.7)	(21.8)
Taxes paid for withheld share-based payments	(4.7)	(1.9)
Net cash used by financing activities	(110.8)	(79.4)

Effect of exchange rate changes on cash	(11.8)	2.2

Net increase in cash, cash equivalents, and restricted cash	18.4	75.0
Cash, cash equivalents, and restricted cash, beginning of period	223.3	205.3
Cash, cash equivalents, and restricted cash, end of period	$241.7	$280.3

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2023	71,500	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	1.9	—	—	1.9
Share-based payments	—	—	6.4	—	—	—	6.4
Activity under stock plans	277	—	(16.3)	(1.4)	—	13.0	(4.7)
Dividends to common shareholders ($0.30 per share)	—	—	(22.1)	—	—	—	(22.1)
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
December 31, 2023	71,777	$0.8	$718.5	$(164.3)	$(159.3)	$(225.1)	$170.6

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2022	71,270	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	49.0	—	—	49.0
Share-based payments	—	—	4.6	—	—	—	4.6
Activity under stock plans	142	—	(8.5)	(0.3)	—	6.9	(1.9)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive loss	—	—	—	—	(29.6)	—	(29.6)
December 31, 2022	71,412	$0.8	$802.9	$(256.0)	$(174.9)	$(242.0)	$130.8

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

Batteries and lights are sold under the Energizer®, Eveready®, Rayovac® and Varta® brand names. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

Automotive appearance, performance, refrigerants and fragrance products are sold under the Armor All®, STP®, A/C PRO® Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL® and Eagle One® brands.

Basis of Presentation - The accompanying Consolidated (Condensed) Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-ended September 30, 2023 Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2023 included in the Annual Report on Form 10-K dated November 14, 2023.

Recently Adopted Accounting Pronouncements – In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the required guidance in the first quarter of fiscal 2024.

The Company has a voluntary Supplier Financing Program (the program) in collaboration with certain financial institutions that offers participating suppliers access to a third-party service which allows them to view scheduled payments online and enables them the ability to request payment of their invoices from the financial institutions earlier than the negotiated terms with the Company. The Company is not a party to the negotiations or agreements reached between participating suppliers and third-party financial institutions. The Company's obligations, including the amounts due and payment terms, remain unaffected by our suppliers’ decision to participate in the program. The Company does not provide any form of guarantee or assume any liability in connection with the agreements between our suppliers and the third-party financial institutions involved in the program. As of December 31, 2023 and September 30, 2023, the Company had $55.4 and $60.9, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

Recently Issued Accounting Pronouncements - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending September 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2023 and 2022:

	For the Quarters Ended December 31,
Net Sales by products	2023	2022
Batteries	$591.4	$639.5
Auto Care	98.8	93.5
Lights	26.4	32.1
Total Net Sales	$716.6	$765.1

	For the Quarters Ended December 31,
	2023	2022
Net Sales by markets
North America	$416.3	$456.3
Modern Markets	155.0	153.6
Developing Markets	106.0	108.5
Distributors Markets	39.3	46.7
Total Net Sales	$716.6	$765.1

(3) Acquisitions

Belgium Acquisition - On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS) for a contractual purchase price of EUR3.5 (Belgium Acquisition). The Company also acquired certain raw materials from APS, procured by APS on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease as part of the acquisition and acquired these assets to provide a battery manufacturing location in Europe. The Company is still finalizing the valuation of these assets and related income tax considerations, but initially no goodwill has been recognized with this acquisition.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company recorded $2.6 of acquisition and integration costs associated with the Belgium Acquisition during the three months ended December 31, 2023. The costs included $2.9 of operating costs recorded in Costs of good sold as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS. These costs were offset by $1.0 of income recorded in Other items, net from producing inventory for APS under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses.

There were no acquisition and integration costs during the three months ended December 31, 2022.

(4) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company. In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of this program included an additional year, which will allow for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program.

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company is expanding the Project Momentum program and increasing the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with the program of approximately $140 to $150, non-cash costs of approximately $20, and capital expenditures of $75 to $85 through the end of fiscal 2025.

The pre-tax expense for charges related to the restructuring for the quarters ended December 31, 2023 and 2022 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2023	2022
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.5	$—
Accelerated depreciation & asset write-offs	1.3	—
Other restructuring related costs(1)	11.0	0.3
Selling, general and administrate expense
Severance and related benefit costs	1.8	0.5
Accelerated depreciation & asset write-offs	0.5	—
Other restructuring related costs(2)	3.4	5.8
Momentum Restructuring Cost Total	$18.5	$6.6
IT enablement(3)	3.9	—
Total restructuring and related costs	$22.4	$6.6
(1) Includes charges primarily related to consulting, relocation, decommissioning, and other facility exit costs.
(2) Primarily includes consulting, real estate rationalization costs, and legal fees for the restructuring program.
(3) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which are enabling the Company to complete restructuring initiatives. Costs are included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter ended December 31, 2023 would be incurred within the Battery & Lights segment in the amounts of $20.8 and the Auto Care segment in the amount of $1.6. For the quarter ended December 31, 2022, the pre-tax restructuring and related costs would have been incurred within the Battery & Lights segment in the amount of $5.8 and the Auto Care segment in the amount of $0.8.

The following table summarizes the restructuring and related costs reserve activity related to the Project Momentum restructuring program for the quarters ended December 31, 2022 and 2023:

			Utilized
	September 30, 2022 (1)	Charge to Income	Cash	Non-Cash	December 31, 2022 (1)
Severance & termination related costs	$—	$0.5	$0.2	$—	$0.3
Other restructuring related costs	0.9	6.1	3.8	—	3.2
Total restructuring and related costs	$0.9	$6.6	$4.0	$—	$3.5

			Utilized
	September 30, 2023 (1)	Charge to Income	Cash	Non-Cash	December 31, 2023 (1)
Severance & termination related costs	$15.4	$2.3	$3.9	$—	$13.8
Accelerated depreciation & asset write-offs	—	1.8	—	1.8	—
Other restructuring related costs	3.3	14.4	15.4	0.1	2.2
IT enablement	0.9	3.9	3.8	0.1	0.9
Total restructuring and related costs	$19.6	$22.4	$23.1	$2.0	$16.9
(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 13, Supplemental Financial Statement Information for additional details.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the (loss)/gain on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of restructuring costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters ended December 31, 2023 and 2022 are presented below:

	For the Quarters Ended December 31,
	2023	2022
Net Sales
Batteries & Lights	$617.8	$671.6
Auto Care	98.8	93.5
Total Net Sales	$716.6	$765.1
Segment Profit
Batteries & Lights	$132.4	$138.3
Auto Care	6.9	10.6
Total segment profit	$139.3	$148.9

General corporate and other expenses (1)	(29.2)	(25.4)
Amortization of intangible assets	(14.5)	(16.0)
Project Momentum restructuring and related costs (2)	(22.4)	(6.6)
Acquisition and integration costs (3)	(2.6)	—
Interest expense	(40.7)	(42.9)
(Loss)/gain on extinguishment of debt	(0.5)	2.9
December 2023 Argentina Economic Reform (4)	(21.0)	—
Other items - Adjusted	1.0	1.4
Total earnings before income taxes	$9.4	$62.3

Depreciation and amortization
Batteries & Lights	$13.0	$13.4
Auto Care	2.5	2.7
Total segment depreciation and amortization	$15.5	$16.1
Amortization of intangible assets	14.5	16.0
Total depreciation and amortization	$30.0	$32.1

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(2) Restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended December 31,
Restructuring and related costs	2023	2022
Cost of products sold	$12.8	$0.3
SG&A - Restructuring costs	5.7	6.3
SG&A - IT Enablement	3.9	—
Total Restructuring and related costs	$22.4	$6.6

(3) Acquisition and integration costs included $2.9 recorded in Cost of products sold, $0.7 recorded in SG&A and income of $1.0 recorded in Other items, net. Refer to Note 3, Acquisitions, for further information.

(4) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December (December 2023 Argentina Reform). In addition, new regulations were implemented reducing restrictions around foreign currency purchases. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	December 31, 2023	September 30, 2023
Batteries & Lights	$1,300.2	$1,362.0
Auto Care	380.2	423.5
Total segment assets	$1,680.4	$1,785.5
Corporate	495.4	470.2
Goodwill and other intangible assets	2,248.1	2,253.9
Total assets	$4,423.9	$4,509.6

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock unit (RSU) awards, performance share awards and deferred compensation equity plans.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2023 and 2022:

(in millions, except per share data)	For the Quarters Ended December 31,
Basic net earnings per share	2023	2022
Net earnings	$1.9	$49.0

Weighted average common shares outstanding - Basic	71.7	71.4
Basic net earnings per common share	$0.03	$0.69

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.7	71.4
Dilutive effect of RSU	0.4	0.2
Dilutive effect of performance shares	0.5	0.5
Dilutive effect of stock based deferred compensation plan	—	0.1
Weighted average common shares outstanding - Diluted	72.6	72.2

Diluted net earnings per common share	$0.03	$0.68

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

For the quarters ended December 31, 2023 and 2022, there were 0.5 million and 0.2 million antidilutive RSU shares, respectively, not included in the diluted net earnings per share calculation.

Performance based RSU shares of 1.3 million were excluded for both quarters ended December 31, 2023 and 2022 as the performance targets for those awards have not been achieved as of the end of the applicable periods.

(7) Income Taxes

The effective tax rate for the three months ended December 31, 2023 was 79.8% as compared to 21.3% for the prior year comparative period. The current year rate is higher than prior year as the exchange rate loss of $21.0 from the December 2023 Argentina Reform was not deductible for tax purposes and did not result in a statutory tax benefit.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2023 and December 31, 2023:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2023	$882.0	$134.2	$1,016.2
Cumulative translation adjustment	7.5	—	7.5
Balance at December 31, 2023	$889.5	$134.2	$1,023.7

Energizer had indefinite-lived intangible assets of $763.7 at December 31, 2023 and $762.8 at September 30, 2023. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at December 31, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.7	$(31.5)	$111.2
Customer relationships	394.5	(146.6)	247.9
Patents	34.2	(19.5)	14.7
Proprietary technology	172.5	(104.5)	68.0
Proprietary formulas	29.2	(10.3)	18.9
Total Amortizable intangible assets	773.1	(312.4)	460.7
Trademarks and trade names - indefinite lived	763.7	—	763.7
Total Other intangible assets, net	$1,536.8	$(312.4)	$1,224.4

Total intangible assets at September 30, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.4	$(29.4)	$113.0
Customer relationships	394.2	(139.7)	254.5
Patents	33.9	(18.2)	15.7
Proprietary technology	172.5	(100.0)	72.5
Proprietary formulas	29.2	(10.0)	19.2
Total Amortizable intangible assets	772.2	(297.3)	474.9
Trademarks and trade names - indefinite lived	762.8	—	762.8
Total Other intangible assets, net	$1,535.0	$(297.3)	$1,237.7

(9) Debt

The detail of long-term debt was as follows:

	December 31, 2023	September 30, 2023
Senior Secured Term Loan Facility due 2027	$904.0	$982.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	717.4	687.2
Finance lease obligations(2)	49.7	32.0
Total long-term debt, including current maturities	$3,346.1	$3,376.2
Less current portion	(12.9)	(12.3)
Less unamortized debt premium and debt issuance fees	(29.9)	(31.8)
Total long-term debt	$3,303.3	$3,332.1
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.
(2) The increase in finance lease obligations is due to the acquisition of a finance lease associated with the Belgium Acquisition.

Credit Agreement - During the first quarter of fiscal 2024, the Company pre-paid $75.0 of the Senior Secured Term Loan due in 2027. During the first quarter of fiscal 2023, the Company pre-paid $25.0 of the Senior Term Loan. The Company wrote off $0.5 and $0.2 of deferred financing fees as a result of these early payments in fiscal 2024 and fiscal 2023, respectively. Subsequent to December 31, 2023, the Company pre-paid an additional $55.0 of the Term Loan.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, Secured Overnight Finance Rate (SOFR) or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $700.0. The notional value of the swap will stay at this value through December 22, 2024 and then will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. Refer to Note 11, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of December 31, 2023. At both December 31, 2023 and September 30, 2023, the Company's weighted average interest rate on short-term borrowings was 7.7%.

Senior Notes - During the first quarter of fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6. The Company wrote off $0.3 of deferred financing fees as a result of these transactions.

The prepayment of the Term Loan during the first quarter of fiscal 2024 resulted in a net Loss on extinguishment of debt for the quarter ended December 31, 2023 of $0.5 recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The transactions associated with both the retirement of Senior Notes and prepayment of the Term Loan during the first quarter of fiscal 2023 resulted in a net Gain on extinguishment of debt of $2.9 for the quarter ended December 31, 2022.

Notes payable - The Company had $2.2 in Notes payable at December 31, 2023 and $8.2 at September 30, 2023. The balances are comprised of other borrowings, including those from foreign affiliates. At December 31, 2023 and September 30, 2023, the Company had no outstanding borrowings on the Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2023, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of December 31, 2023 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	12.0
Four year	1,168.0
Five year	583.7

Thereafter	1,508.7
Total long-term debt payments due	$3,296.4

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
The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended December 31,
	U.S.		International
	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.1
Interest cost	3.6	5.1	0.8	0.8
Expected return on plan assets	(3.3)	(5.2)	(0.8)	(0.7)
Amortization of unrecognized net losses	0.5	0.6	0.2	0.1
Net periodic cost	$0.8	$0.5	$0.3	$0.3

The service cost component of the net periodic cost above is recorded in Selling, general and administrative expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2023 and September 30, 2023, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2023, the Company had variable rate debt outstanding of $904.0 under the Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $700.0. The notional value of the swap will stay at this value through December 22, 2024 and then will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at December 31, 2023.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2023 and September 30, 2023, Energizer had an unrealized pre-tax loss of $3.7 and an unrealized pre-tax gain of $3.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2023 levels, over the next 12 months $3.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2025. There were 68 open foreign currency contracts at December 31, 2023, with a total notional value of approximately $160.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2025. There were 18 open contracts at December 31, 2023, with a total notional value of approximately $34. The Company had an unrealized pre-tax gain of $0.7 and an unrealized pre-tax loss of $0.7 on these hedges at December 31, 2023 and September 30, 2023, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At December 31, 2023 and September 30, 2023, Energizer recorded an unrealized pre-tax gain of $59.2 and $79.8, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2023, with a total notional value of approximately $151.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of December 31, 2023 and September 30, 2023, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2023 and 2022, respectively:

	At December 31, 2023	For the Quarter Ended December 31, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(3.7)	$(6.1)	$0.9
Interest rate swap	59.2	(12.6)	8.0
Zinc contracts	0.7	(1.8)	(3.2)
Total	$56.2	$(20.5)	$5.7

	At September 30, 2023	For the Quarter Ended December 31, 2022
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss)/Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$3.3	$(9.2)	$6.5
Interest rate swap	79.8	—	4.9
Zinc contracts	(0.7)	3.5	1.1
Total	$82.4	$(5.7)	$12.5
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

The following table provides estimated fair values as of December 31, 2023 and September 30, 2023 and the gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2023 and 2022, respectively:

	At December 31, 2023	For the Quarter Ended December 31, 2023
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$2.1	$3.2

	At September 30, 2023	For the Quarter Ended December 31, 2022
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(1.3)	$0.5
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

Offsetting of derivative assets
		At December 31, 2023			At September 30, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.4	$(0.3)	$2.1	$4.4	$(1.0)	$3.4

Offsetting of derivative liabilities
		At December 31, 2023			At September 30, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.0)	$0.3	$(3.7)	$(2.4)	$1.0	$(1.4)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2023 and September 30, 2023 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2023	September 30, 2023
Deferred compensation	$(22.7)	$(21.0)
Derivatives - Foreign Currency contracts	(3.7)	3.3
Derivatives - Foreign Currency contracts (non-hedge)	2.1	(1.3)
Derivatives - Interest Rate Swap	59.2	79.8
Derivatives - Zinc contracts	0.7	(0.7)
Net Assets at estimated fair value	$35.6	$60.1

Energizer had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2023 and September 30, 2023. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters ended December 31, 2023 or 2022.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At December 31, 2023, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2023, the fair market value of fixed rate long-term debt was $2,172.2 compared to its carrying value of $2,392.4, and at September 30, 2023, the fair market value of fixed rate long-term debt was $2,000.9 compared to its carrying value of $2,362.2. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(12) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2023	$(89.7)	$(110.3)	$(0.5)	$2.1	$60.7	$(137.7)
OCI before reclassifications	(1.1)	(1.5)	(1.3)	(4.6)	(9.4)	(17.9)
Reclassifications to earnings	—	0.6	2.4	(0.6)	(6.1)	(3.7)
Balance at December 31, 2023	$(90.8)	$(111.2)	$0.6	$(3.1)	$45.2	$(159.3)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended December 31,
	2023	2022
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(0.9)	$(6.5)	Cost of products sold
Interest rate contracts	(8.0)	(4.9)	Interest expense
Zinc contracts	3.2	(1.1)	Cost of products sold
	(5.7)	(12.5)	Earnings before income taxes
	1.4	3.2	Income tax expense
	$(4.3)	$(9.3)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.7	0.7	(2)
	(0.1)	(0.1)	Income tax benefit
	$0.6	$0.6	Net loss
Total reclassifications to earnings	$(3.7)	$(8.7)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 10, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(13) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2023	2022
Other items, net
Interest income	$(5.6)	$(0.2)
Foreign currency exchange loss/(gain) (1)	23.7	(1.0)
Pension cost other than service costs	1.0	0.7
Transition services agreement income	(1.0)	—
Other	0.9	(0.9)
Total Other items, net	$19.0	$(1.4)

(1) Foreign currency exchange loss includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2023	September 30, 2023
Inventories
Raw materials and supplies	$140.6	$113.5
Work in process	201.1	258.5
Finished products	298.9	277.7
Total inventories	$640.6	$649.7
Other Current Assets
Miscellaneous receivables	$23.6	$20.8
Prepaid expenses	117.0	83.6
Value added tax collectible from customers	38.1	30.6
Other	33.6	37.0
Total other current assets	$212.3	$172.0
Property, Plant and Equipment
Land	$13.0	$12.9
Buildings	137.9	135.2
Machinery and equipment	832.8	832.9
Construction in progress	80.3	69.7
Finance Leases	55.8	39.2
Total gross property	1,119.8	1,089.9
Accumulated depreciation	(735.5)	(726.2)
Total property, plant and equipment, net	$384.3	$363.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$19.1	$12.9
Accrued trade allowances	42.3	52.7
Accrued freight and warehousing	32.0	35.1
Accrued salaries, vacations and incentive compensation	33.7	57.9
Accrued interest expense	11.4	20.5
Restructuring and related cost reserve	15.3	17.1
Income taxes payable	52.9	36.9
Other	110.7	92.5
Total other current liabilities	$317.4	$325.6
Other Liabilities
Pensions and other retirement benefits	$55.8	$55.0
Deferred compensation	17.6	17.4
Mandatory transition tax	12.8	12.8
Restructuring and related cost reserve	1.6	2.5
Other non-current liabilities	45.4	47.8
Total other liabilities	$133.2	$135.5

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2023, the Company had approximately $7.4 of purchase obligations under these contracts.

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

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future sales, gross margins, costs, earnings, cash flows, tax rates and performance of the Company. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "will," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•Global economic and financial market conditions beyond our control might materially and negatively impact us.
•Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
•Changes in the retail environment and consumer preferences could adversely affect our business, financial condition and results of operations.
•We must successfully manage the demand, supply, and operational challenges brought on by any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
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
•The Company's future results may be affected by its operational execution, including its ability to achieve cost savings as a result of any current or future restructuring events.
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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 14, 2023.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, acquisition and integration costs, the loss/(gain) on extinguishment of debt and the December 2023 Argentina Economic Reform. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, Interest expense, Loss/(gain) on extinguishment of debt, Other items, net, restructuring and related costs, and the charges related to acquisition and integration costs have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, acquisition and integration, and the Loss/(gain) on extinguishment of debt and the December 2023 Argentina Economic Reform.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, acquisition and integration, and the loss/(gain) on extinguishment of debt and the December 2023 Argentina Economic Reform, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Selling, General & Administrative Expense (SG&A) and Gross Margin as a percent of sales. Detail for Adjusted Gross margin and Adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, and acquisition and integration.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue in fiscal year 2024. While we did not experience significant disruptions in our operations in the first quarter of fiscal year 2024, the risks of future negative impacts due to transportation, including recent transportation issues in the Red Sea, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures.

Argentina Economic Reform

In November 2023, a new president was elected in Argentina who is implementing significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50% over night. The Company's net sales and operating profit in Argentina were not significantly impacted based on the timing of the devaluation within the quarter. The Company had net sales of $12.3 and $13.2 and operating profit of $5.1 and $4.1 in the three months ended December 31, 2023 and December 31, 2022, respectively. The Company anticipates that Argentina's operating costs may rise quicker than the Company is able to implement future price increases to offset rising costs, which may result in a near term decline to operating profit during fiscal 2024.

This devaluation and economic reform resulted in $21.0 of currency losses recognized in Other items, net in the three months ended December 31, 2023. This included exchange losses of $14.7 from the remeasurement of the Company's Argentina monetary assets and liabilities and $6.3 of transactional currency exchange losses on the ARS which are discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

It is difficult to determine what continuing impact the new president and his economic reform or the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliates' balance sheet, as well as any additional reforms that may be issued by the new Argentine Administration.

Belgium Acquisition

On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS) for a contractual purchase price of EUR3.5 (Belgium Acquisition). The Company also acquired certain raw materials from APS, procured by APS on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease as part of the acquisition and acquired these assets to provide a battery manufacturing location in Europe. The Company is still finalizing the valuation of these assets and related income tax considerations, but initially no goodwill has been recognized with this acquisition.

The Company recorded $2.6 of acquisition and integration costs associated with the Belgium Acquisition during the three months ended December 31, 2023. The costs included $2.9 of operating costs recorded in Costs of good sold as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS. These costs were offset by $1.0 of income recorded in Other items, net from producing inventory for APS under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company is expanding the Project Momentum program and increasing the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. The restructuring component of the program is now expected to generate $145 to $160 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of $140 to $150, non-cash costs of approximately $20, and capital expenditures of $75 to $85 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $15 to $20 annually. Total expected pre-tax savings of Project Momentum are between $160 and $180 by the end of fiscal year 2025, with approximately $55 to $65 of those savings to be recognized in fiscal year 2024.

As of December 31, 2023, the Company has realized approximately $76 of these savings from Project Momentum, with approximately $22 in fiscal year 2024. The savings were primarily within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

In the quarters ended December 31, 2023 and 2022, the total Project Momentum restructuring and related pre-tax costs were $22.4 and $6.6, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold, SG&A and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarter ended December 31, 2023 would be incurred within the Battery & Lights segment in the amount of $20.8 and the Auto Care segment in the amount of $1.6. The Company's Project Momentum restructuring costs for the quarter ended December 31, 2022 would be incurred within the Battery & Lights segment in the amount of $5.8 and the Auto Care segment in the amount of $0.8.

Project Momentum restructuring and related costs since inception are $83.0. Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings of $1.9, or $0.03 per diluted common share, compared to Net earnings of $49.0, or $0.68 per diluted common share, in the prior year first fiscal quarter. Adjusted Diluted net earnings per common share was $0.59 for the first fiscal quarter as compared to $0.72 in the prior year quarter.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, acquisition and integration costs, the Loss/(gain) on extinguishment of debt and the December 2023 Argentina Economic Reform as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended December 31,
	2023	2022
Net earnings	$1.9	$49.0
Pre-tax adjustments
Restructuring and related costs (1)	22.4	6.6
Acquisition and integration (2)	2.6	—
Loss/(gain) on extinguishment of debt	0.5	(2.9)
December 2023 Argentina Economic Reform (3)	21.0	—
Total adjustments, pre-tax	$46.5	$3.7
Total adjustments, after tax	$40.6	$2.8
Adjusted Net earnings (4)	$42.5	$51.8

Diluted net earnings per common share	$0.03	$0.68
Adjustments (per common share)
Restructuring and related costs (1)	0.23	0.07
Acquisition and integration (2)	0.03	—
Loss/(gain) on extinguishment of debt	0.01	(0.03)
December 2023 Argentina Economic Reform (3)	0.29	—
Adjusted Diluted net earnings per diluted common share	$0.59	$0.72
Weighted average shares of common stock - Diluted	72.6	72.2
Currency, excluding hyperinflationary markets, benefited the quarter ended December 31, 2023 by $5.6 in Earnings before income taxes, or $0.06 per share, compared to the prior year quarter.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended December 31,
	2023	2022
Cost of products sold	$12.8	$0.3
SG&A - Restructuring costs	5.7	6.3
SG&A - IT Enablement	3.9	—
Total Restructuring and related costs	$22.4	$6.6
(2) Acquisition and integration costs of $2.6 included costs of $2.9 recorded in Costs of goods sold and $0.7 recorded in SG&A, partially offset by TSA income of $1.0 recorded in Other items, net on the Consolidated (Condensed) Statement of Earnings.
(3) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.
(4) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended December 31, 2023 and 2022 was 24.0% and 21.5%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

Highlights

Total Net sales	For the Quarter Ended December 31, 2023
	$ Change	% Chg
Net sales - prior year	$765.1
Organic	(56.3)	(7.4)%
Change in Argentina Operations	(0.9)	(0.1)%
Impact of currency	8.7	1.2%
Net Sales - current year	$716.6	(6.3)%
See non-GAAP measure disclosures above.

Net sales were $716.6 for the first fiscal quarter of 2024, a decrease of $48.5 as compared to the prior year quarter. Organic Net sales decreased 7.4%, primarily driven by the following items:

•The battery business experienced volume declines of approximately 7% primarily due to earlier holiday orders compared to the prior year, which benefited the fourth quarter of 2023, and weaker performance at non-tracked channels; and

•Pricing was relatively flat in the period resulting in a net decrease to organic sales of 0.4%.

Gross margin percentage on a reported basis for the first fiscal quarter of 2024 was 37.3%, compared to 39.0% in the prior year. Excluding restructuring costs in the current and prior year of $12.8 and $0.3, respectively, and integration costs of $2.9 in the current year, Adjusted Gross margin was 39.5% compared to 39.0% in the prior year, an increase of 50 basis points.

For the Quarter Ended December 31, 2023
Gross margin - FY'23 Reported and Adjusted	39.0%
Project Momentum continuous improvement initiatives	2.0%
Product mix impact	(0.6)%
Product cost impacts	(0.5)%
Pricing	(0.4)%
Gross margin - FY'24 Adjusted	39.5%
Current year impact of restructuring and integration costs	(2.2)%
Gross margin - FY'24 Reported	37.3%

Adjusted Gross margin improvement was largely driven by Project Momentum which delivered savings of approximately $16 in the quarter. This benefit was partially offset by mix impacts, modestly increased product costs, and to a lesser extent, lower pricing.

SG&A was $128.1 in the first fiscal quarter of 2024, or 17.9% of Net sales, as compared to $120.4, or 15.7% of Net sales, in the prior year period. Included in SG&A during the first fiscal quarter of 2024 were acquisition and integration costs of $0.7, and included in both the first fiscal quarter of 2024 and 2023 were restructuring and related costs of $9.6 and $6.3, respectively. Excluding these restructuring and related costs and acquisition and integration costs, adjusted SG&A was $117.8, or 16.4% of Net sales in the first fiscal quarter of 2024, as compared to $114.1, or 14.9% of Net sales in the prior year period. The year-over-year increase was primarily driven by higher labor and benefit costs, factoring fees and an environmental expense due to a charge related to a legacy facility that has been sold by the Company. This increase was partially offset by Project Momentum savings of approximately $6 in the quarter.
Advertising and sales promotion expense (A&P) was $47.0, or 6.6% of net sales, in the first fiscal quarter of 2024, as compared to $53.4, or 7.0% of Net sales, in the first fiscal quarter of 2023.
R&D was $7.8, or 1.1% of Net sales, for the quarter ended December 31, 2023, as compared to $7.6, or 1.0% of Net sales, in the prior year comparative period.

Interest expense was $40.7 for the first fiscal quarter of 2024 compared to $42.9 for the prior year comparative period. The lower interest expense was due to a lower average outstanding debt balance in the current year due to the Company's initiatives to pay down debt.
Loss/(gain) on extinguishment of debt was a loss of $0.5 for the first fiscal quarter of 2024, and relates to the Company's early repayment of $75.0 outstanding on the term loan. The gain on extinguishment of debt of $2.9 for the first fiscal quarter of 2023 related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the early repayment of $25.0 outstanding on the term loan.
Other items, net was expense of $19.0 and a benefit of $1.4 for the first fiscal quarters of 2024 and 2023, respectively.

	For the Quarters Ended December 31,
	2023	2022
Other items, net
Interest income	$(5.6)	$(0.2)
Foreign currency exchange loss/(gain) (1)	23.7	(1.0)
Pension cost other than service costs	1.0	0.7
Acquisition and integration - TSA income	(1.0)	—
Other	0.9	(0.9)
Total Other items, net	$19.0	$(1.4)
(1) Foreign currency exchange loss includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

The effective tax rate on a year to date basis was 79.8% as compared to 21.3% in the prior year. The current year rate is driven by the charges from the December 2023 Argentina Reform which did not result in a statutory tax benefit. Excluding the impact of restructuring and related costs, acquisition and integration costs, the Loss/(gain) on extinguishment in debt and the December 2023 Argentina Economic Reform, the year to date adjusted effective tax rate was 24.0% as compared to 21.5% in the prior year. The higher current year rate is driven by the higher foreign rate differential compared to the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the (loss)/gain on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of restructuring and related costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended December 31, 2023
	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$671.6
Organic	(60.8)	(9.1)%
Change in Argentina Operations	(0.7)	(0.1)%
Impact of currency	7.7	1.2%
Net sales - current year	$617.8	(8.0)%

Auto Care
Net sales - prior year	$93.5
Organic	4.5	4.8%
Change in Argentina Operations	(0.2)	(0.2)%
Impact of currency	1.0	1.1%
Net sales - current year	$98.8	5.7%

Total Net Sales
Net sales - prior year	$765.1
Organic	(56.3)	(7.4)%
Change in Argentina Operations	(0.9)	(0.1)%
Impact of currency	8.7	1.2%
Net sales - current year	$716.6	(6.3)%

Results for the Quarter Ended December 31, 2023

Battery & Lights reported Net Sales decreased 8.0% as compared to the prior year period. Organic net sales decreased $60.8, or 9.1%, for the first fiscal quarter. The organic decrease was due to earlier holiday orders compared to the prior year, which benefited the fourth quarter of fiscal 2023 and weaker performance at non-tracked channels (approximately 8.0%), slight impact in pricing (approximately 0.8%) and lost distribution in international markets (approximately 0.3%).

Auto Care reported Net Sales increase of 5.7% as compared to the prior year period, driven by an organic net sales increase of $4.5, or 4.8%. The increase was driven by the continued benefits of global pricing actions (approximately 2.4%), increased volumes from timing of refrigerant sales (approximately 1.4%) and increased distribution internationally (approximately 1.0%).

Segment Profit	Quarter Ended December 31, 2023
	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$138.3
Organic	(6.8)	(4.9)%
Change in Argentina Operations	1.0	0.7%
Impact of currency	(0.1)	(0.1)%
Segment profit - current year	$132.4	(4.3)%

Auto Care
Segment profit - prior year	10.6
Organic	(4.6)	(43.4)%
Change in Argentina Operations	—	—%
Impact of currency	0.9	8.5%
Segment profit - current year	$6.9	(34.9)%

Total Segment Profit
Segment profit - prior year	148.9
Organic	(11.4)	(7.7)%
Change in Argentina Operations	1.0	0.7%
Impact of currency	0.8	0.6%
Segment profit - current year	$139.3	(6.4)%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2023

Global reported segment profit decreased 6.4% as compared to the prior year. Organic profit decrease was $11.4, or 7.7%. The organic decrease was driven by the organic net sales decline discussed above partially offset by reduced SG&A and A&P spending compared to the prior year.
Battery & Lights reported segment profit decreased by 4.3% as compared to the prior year. Organic segment profit decreased by $6.8, or 4.9%, due to the organic net sales decline discussed above, partially offset by improved gross margin from Project Momentum savings and reduced SG&A and A&P spending compared to the prior year.

Auto Care reported segment profit decreased by 34.9% as compared to the prior year. Organic segment profit declined by $4.6, or 43.4%. The decline was driven by lower gross margin due to increased product cost, overall product mix and higher SG&A. This was partially offset by higher organic net sales and reduced A&P spending over the prior year.

General Corporate	For the Quarters Ended December 31,
	2023	2022
General corporate and other expenses	$29.2	$25.4
% of Net Sales	4.1%	3.3%

For the quarter ended December 31, 2023, general corporate and other expenses were $29.2, an increase of $3.8 as compared to the prior year comparative period. The increase was primarily driven by higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in the current year.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on November 14, 2023 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2023, Energizer had $241.7 of cash and cash equivalents, approximately 84% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

During the quarter ended December 31, 2023 the company pre-paid $75.0 of the Term Loan. The write-off of associated deferred financing fees resulted in a Loss on extinguishment of debt during the quarter of $0.5. Subsequent to the quarter, the Company pre-paid an additional $55.0 of the Term Loan.

As of December 31, 2023, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the 2020 Revolving Facility as of December 31, 2023. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $178.1 in the three months ended December 31, 2023, as compared to $161.0 in the prior year period. This change in cash flows of $17.1 was primarily driven by working capital changes, year over year, of approximately $31, partially offset by the decline in Net earnings. The working capital change of approximately $31 was primarily a result of the increased accounts receivable collections, net of trade spend, year over year, of approximately $64. This was partially offset by increased inventory, year over year, of approximately $19 and decreased accounts payable, year over year, of approximately $16 due to timing of payments.

Investing Activities

Net cash used by investing activities was $37.1 and $8.8 for the three months ended December 31, 2023 and 2022, respectively, and consisted of the following:

•Capital expenditures of $25.5 and $9.5 in the three months ended December 31, 2023 and 2022, respectively;

•Proceeds from assets sales were $0.7 in the three months ended December 31, 2022;

•Acquisitions, net of cash acquired, was an outflow of $11.6 from the purchase of battery manufacturing assets in Belgium in the quarter ended December 31, 2023.

Investing cash outflows of approximately $95 to $105 are anticipated in fiscal 2024 for capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $35 to $45 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $110.8 for the three months ended December 31, 2023 as compared to $79.4 in the prior fiscal year period. For the three months ended December 31, 2023, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $78.2, primarily related to term loan principal payments of $78.0;

•Net decrease in debt with original maturities of 90 days or less of $5.2 primarily related to international borrowings;

•Dividends paid on common stock of $22.7 (see below); and

•Taxes paid for withheld share-based payments of $4.7.

For the three months ended December 31, 2022, cash used by financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $49.8, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $28.0;

•Net decrease in debt with original maturities of 90 days or less of $5.9 primarily related to repayment of international borrowings;

•Dividends paid on common stock of $21.8; and

•Taxes paid for withheld share-based payments of $1.9.

Dividends

On November 6, 2023, the Board of Directors declared a cash dividend for the first quarter of fiscal 2024 of $0.30 per share of common stock, payable on December 14, 2023. Subsequent to the end of the fiscal quarter, on January 29, 2024, the Board of Directors declared a cash dividend for the second quarter of 2024 of $0.30 per share of common stock, payable on March 14, 2024, to all shareholders of record as of the close of business on February 21, 2024.

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

Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2023 were $14.7. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,296.4 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at December 31, 2023 is $705.2, with $145.2 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $700.0 of variable rate debt. Refer to Note 9, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $16.7 over the next three years. The first payment of $3.9 is due in the second quarter of fiscal 2024.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $7.4. Of this amount, $4.0 is due within the next twelve months. Refer to Note 14, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at December 31, 2023 are $142.7 and $92.7, respectively. Within the next twelve months, operating and finance lease payments are expected to be $20.3 and $4.0, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2023 and September 30, 2023, Energizer had an unrealized pre-tax loss of $3.7 and an unrealized gain of $3.3, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2023 levels over the next twelve months, $3.3 of the pre-tax loss included in Accumulated other comprehensive loss at December 31, 2023 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2025.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2023 and 2022, resulted in a gain of $3.2 and $0.5, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2025. There were 18 open contracts at December 31, 2023, with a total notional value of approximately $34. The Company had an unrealized pre-tax gain of $0.7 and an unrealized pre-tax loss of $0.7 on these hedges for the quarter ended December 31, 2023 and September 30, 2023, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2023, Energizer had variable rate debt outstanding of $904.0 under the 2020 Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $700.0. The notional value of the swap will stay at this value through December 22, 2024 and then will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at December 31, 2023.

At December 31, 2023 and September 30, 2023, Energizer recorded a unrealized pre-tax gain of $59.2 and $79.8 on the 2020 Interest rate swap, respectively. For the quarter ended December 31, 2023, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.30%.

Argentina Currency Exposure and Hyperinflation

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of December 31, 2023. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. Dollar or USD) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

In November 2023, a new president was elected in Argentina who is implementing significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50%. On December 13th, the ARS exchange rate moved from 367:1 to 800:1 with the USD. The rate remained around this level throughout the month, ending December 31, 2023 at a rate of 808:1. This devaluation had a significant impact on the remeasurement of the Company's monetary assets and liabilities at December 31, 2023.

As of September 30, 2023, the Company's assets and liabilities on the Argentina legal subsidiary balance sheet translated to USD was $40.1 and $14.7, respectively. The translated asset and liability balances declined to $25.8 and $14.6, respectively, at December 31, 2023, and resulted in an exchange loss of $14.7 in Other items, net during the month of December. The Company does not manufacture in Argentina and is an importer primarily of batteries in this region. As a result, the liability balances included USD denominated debt of $10.3 and $8.8 at December 31 and September 30, 2023, respectively. In addition to the revaluation, the Company also recorded $6.3 of transactional currency exchange losses in Other items, net during December 2023.

It is difficult to determine what continuing impact the new president and his economic reforms or the use of highly inflationary accounting for Argentina may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the USD and the amount of monetary assets and liabilities included in our affiliates' balance sheet, as well as any additional reforms that may be issued by the new Argentine Administration.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission on November 14, 2023, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2024 by Energizer and any affiliated purchasers pursuant to SEC rules.

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

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	February 6, 2024