Form 10-K
period 2024-09-30
ENERGIZER HOLDINGS, INC.
filed 2024-11-19
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 001-36837

ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri		36-4802442
(State or other jurisdiction of		(I. R. S. Employer
incorporation or organization)		Identification No.)

8235 Forsyth Boulevard, Suite 100
St. Louis,	Missouri	63105
(Address of principal executive offices)		(Zip Code)

	(314)	985-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ENR	New York Stock Exchange

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2024, the last day of the registrant's most recently completed second quarter: $2.1 billion.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 15, 2024: 71,918,791.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 24, 2025, have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2024.

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

Energizer, through its operating subsidiaries, is a global diversified household products leader in batteries, auto care and portable lights. Energizer is one of the world’s largest manufacturers, marketers and distributors of household and specialty batteries; automotive appearance, performance, refrigerant and freshener products; and portable lights. Information about our recent acquisitions can be found in the MD&A and Note 4 to our Consolidated Financial Statements.

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

In addition, we offer auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh, disinfect and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, NEVR-DULL®, California Scents®, Driven®, Bahama & Co®, Carnu® , Grand Prix® , Kit®, Tempo® and Centralsul®.

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

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2024, only Wal-Mart Stores, Inc. accounted for ten percent or more (13.2%) of the Company's annual sales.

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

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The principal raw materials used by auto care are refrigerant R-134a, plastic, silicone, steel and aluminum. The prices and availability of these raw materials have fluctuated over time and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances like force majeure. We believe that adequate supplies of most raw materials and component parts required for all of our operations are available at the present time, although we cannot predict their future availability or prices. Our raw materials and component parts are generally available from a number of different sources, and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances like force majeure. We continue to work to qualify additional sources to ensure continuity and resiliency of supply for these items. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

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

In our auto care business, we also have the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, Eagle One®, NEVR-DULL®, Armor All®, STP®, Tuff Stuff®, Kent Car Care®, A/C Pro® and the Nu Finish® trademarks, and we recently expanded our portfolio in Latin America to add the Carnu®, Grand Prix®, Kit®, Tempo® and Centralsul® trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is nearly 1,900 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, automotive fragrance, performance and appearance products and portable lights, which we believe are significant to our business.

Seasonality

Sales and operating profit for our business tends to be seasonal, with increased purchases by consumers and increases in retailer inventories occurring for batteries in preparation for and during our fiscal first quarter and for automotive fragrance, appearance, performance and air conditioning recharge products during our fiscal second and third quarters. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales. As a result of this seasonality, our inventory and working capital needs fluctuate throughout the year.

Human Capital Resources

Purpose and Culture

Energizer is driven by our purpose to responsibly create products to make lives easier and more enjoyable, and we take very seriously our responsibility to foster a diverse, equitable, and inclusive environment where people feel a sense of belonging. We are committed to providing fulfilling careers and development opportunities for our colleagues at all levels and supporting their well-being at work and at home. By living our culture of winning together, while serving each other, with a willingness to act boldly, all while doing right, we drive an atmosphere in which colleagues can feel proud to work for Energizer. Our culture is the foundation for everything we do, and it is essential to fulfilling our mission of being the leader in our categories by better serving consumers and customers:

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

Employees

As of September 30, 2024, we had approximately 5,600 employees located across 34 countries, including approximately 1,700 employees based in North America, 1,890 employees in Asia Pacific, 1,320 employees in Europe, the Middle East and Africa, and 700 employees in Latin America. Approximately 65 employees located in the U.S. are unionized, primarily at our Portage, Wisconsin and Marietta, Ohio facilities. We consider our employee relations to be good.

Governance

Energizer believes that strong governance principles, policies, and practices contribute to better results for our shareholders. We are proud to have a diverse and independent Board of Directors with the skills, experience and perspectives to help chart the course of our global company.

The Human Capital Committee oversees company policies and practices related to human capital management, including those related to our culture, diversity and inclusion efforts, and rewards and compensation programs. Under the leadership of our Chief Executive Officer, our Chief Administrative Officer is responsible for developing and executing key aspects of our human capital strategy, including the attraction, development, retention, and engagement of talent to deliver on the company’s strategy and the design of competitive compensation and employee benefit programs.

Diversity, Equity, Inclusion and Belonging

Diversity, equity, inclusion, and belonging is a business imperative that requires active engagement from all leaders and colleagues. We strive to foster an inclusive and diverse workplace culture where colleagues feel a sense of belonging, feel listened to, are included in discussions, and are valued for their contributions.

In fiscal 2024, we continued to focus on the following strategic priorities:

•Community: Promoting a workplace where all colleagues feel safe to express their perspectives and feel they belong to our team
•Learning: Building colleague awareness and understanding to produce respectful and inclusive workplace behaviors and actions
•Talent: Embracing diversity to attract, recruit, develop, and retain top talent

Our recruitment strategies are designed to ensure a diverse pipeline of candidates to meet the needs of our business today and in the future. We continually assess our talent guidelines and decisions as part of our efforts to ensure fair and objective hiring practices.

Energizer is proud to have four employee resource groups – the Women’s Leadership Network, the African Ancestry Leadership Group, Mosaic (the Asian-American Ancestry Group), and our newest group, Energizer Working Caregivers – that help increase the visibility and advancement of diverse colleagues. By embracing our colleagues’ diverse cultures, experiences, and ways of thinking, we believe that we will deliver better business results and have a more engaged workforce.

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

Workplace Safety

In an effort to ensure our colleagues have a safe workplace, Energizer maintains a global safety, health, and environmental affairs (“SHEA”) policy. Because providing products and services to our customers with zero harm to people and the environment is our goal, we require all colleagues and contractors at our plants and manufacturing facilities to understand and follow our global SHEA policy, and we retrain them on this policy annually. Each facility also maintains additional safety policies, measures and procedures specific to its individual needs. In addition, our facilities incorporate the usage of jurisdictional (country & region), Occupational Safety and Health Administration (“OSHA”), and American Conference of Governmental Industrial Hygienists (“ACGIH”) permissible exposure limits , thus contributing to the decrease of hazard exposure and creating a safer, more comfortable environment for all colleagues. Our occupational health and safety management system is aimed at addressing three key components of safety:

•Identifying the root cause of health and safety hazards in our operations;
•Assessing risks associated with all hazards or conditions identified; and
•Eliminating and or mitigating risks associated with known hazards and conditions.

The program establishes minimum requirements for enterprise-wide safety, environmental and Department of Transportation loss-prevention activities. It contributes to our compliance with applicable safety and environmental-related laws, rules and regulations. It aligns with national and international SHEA standards such as American National Standards Institute (ANSI) Z-10 and ISO 45001 and provides a framework for SHEA elements.

Community

Energizer believes in supporting the communities where we live, work and play. Many of our colleagues are highly active with charities of their own choosing, and the Energizer Giving Foundation enables them to make a greater difference by matching their contributions dollar-for-dollar. Energizer also supports Feed the Children and disaster relief efforts through our partnership with the Red Cross. Since 2016, Energizer has donated more than 19 million batteries and portable lighting products in North America alone.

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

Energizer takes seriously our responsibility to support communities in need during times of crisis and disaster. Throughout the last year, we responded to natural disasters across the globe with product donations.

Relevant Company Policies

Energizer’s policies in support of the topics discussed in this section, including the Equal Employment Opportunity Policy, Social Policy (Human Rights and Labor Rights), and Safety, Health, and Environmental Policy, can be found in the Policies section of the Energizer website.

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

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ aftermarket A/C products, have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. The United States passed the American Innovation and Manufacturing Act (AIM Act) in 2020, which also regulates refrigerants, and individual states are also regulating the sale and distribution of products containing R-134a and state limitations on PFAs often include blanket restrictions on refrigerants. In addition, federal and state regulations may also be enacted governing the packing, use and disposal of our auto care business' products containing refrigerants.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions and requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We are also subject to similar or even more restrictive anti-corruption laws imposed by the governments of other countries where we do business, including the UK Bribery Act of 2010 and the Brazil Clean Company Act. We make sales and operate in countries known to experience corruption that are rated as high-risk nations. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, customs brokers, freight forwarders, distributors, or intermediaries that could be in violation of various laws including the FCPA or similar local regulations.

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

We also must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries and packaging, the remediation of contamination associated with the use and disposal of hazardous substances, chemicals in products and product safety. We are currently involved in or have potential liability with respect to the remediation of past contamination in the operation of some of our current and former manufacturing facilities. In addition, some of our present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom we have sent waste, may be identified and become the subject of remediation. We could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, which could result in a material adverse effect on our financial condition and results of operations.

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

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, ongoing elevated levels of inflation and potential economic slowdown, as well as input costs including fuel and energy costs (for example, the price of gasoline), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

In addition, geopolitical instability, including the conflicts in Ukraine and the Middle East, as well as other global events have significantly increased global macroeconomic uncertainty and volatility. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of purchasing patterns to lower cost options such as “private label” brands sold by retail chains or price brands. This shift could drive the market towards lower margin products or force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2024. Uncertain economic and financial market conditions, including relating to the results of elections, may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

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

A large percentage of our sales are attributable to a relatively small number of retail customers, and we may continue to derive a significant portion of our future revenues from a small number of customers. Additionally, with the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. As a result, changes in the strategies or demands of our largest customers, including a reduction in the number of brands they carry, a shift of shelf space to private label or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm our net sales or margins, and reduce our ability to offer new, innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Consistent with the ongoing variability in information technology systems industry-wide, our IT platforms may not be fully compatible at all times with those used by our customers and we may not be able to respond to customer data or technology demands. Furthermore, these large, consolidated companies could also exert additional competitive pressure on our other customers, which could in turn lead to similar demands on us. If we cease doing business with a significant customer or if we experience a significant reduction in net sales to a key customer, it could have a material adverse effect on our business, financial condition and results of operations.

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

We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our results. With respect to the battery category, we have been assessing volume and device trends over the last several years, and although baseline emerging device and demographic trends combined with the stabilization of the device universe lead us to believe the long term outlook for category volume will be flat to slightly positive, there is no assurance this trend will continue. An increasing number of devices are using built-in battery systems, such as rechargeable hearing aids and portable lights, particularly in developed markets, leading to potential declining volume trend in the battery and lights categories. Additionally, there could be a negative impact on the demand for primary batteries and could put additional pressure on results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space.

Our business also depends on our ability to continue to manufacture our existing products to meet the applicable product performance claims. Any decline in these standards or change in the requirements or testing could result in the loss of business and negatively impact our performance and financial results. Finally, our ability to maintain favorable margins on our products requires us to manage our manufacturing and other production costs relative to our prices. We may not be able to increase our prices in response to production cost increases, which would decrease our profit margins and negatively impact our business and financial results.

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

We currently conduct our business on a worldwide basis, with approximately 40% of our sales in fiscal year 2024 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of outbreaks of infectious diseases, import and export laws or other government actions generating a negative impact on our business, including changes in trade policies that may be implemented;
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

The vast majority of our total revenues are from products bearing proprietary trademarks. In addition, we own or license a number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights and goodwill. We cannot be certain that we will be able to effectively utilize these intellectual property rights or that we can successfully assert or defend these rights. There is a risk that we will not be able to obtain, perfect, enforce or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if we can protect such rights in the United States, the laws of some other countries in which we sell our products may not protect intellectual property rights to the same extent as the laws of the United States. It is also possible that our brands may not be available for use in certain countries due to prior third-party rights, thereby limiting expansion of our brands. If other parties infringe our intellectual property rights, they may dilute or diminish the value of our brands and products in the marketplace, which could diminish the value that consumers associate with our brands and harm our net sales. The failure to perfect, enforce and adequately protect our intellectual property rights could make us less competitive and could have a material adverse effect on our business, financial condition and results of operations. We also license certain of our brands to third parties. These licensees’ actions or inaction may dilute or diminish the value of our brands and products in the marketplace or create additional exposure to litigation, investigations, disputes or other proceedings, as well as product safety, quality, sustainability and other concerns.

We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition, which could negatively impact our operating results. Additionally, a finding that we have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party marks, ideas or technologies, could result in the need to cease use of such trademark, trade secret, copyrighted work or patented invention in our business, and pay a substantial amount for past infringement. If holders are willing to permit us to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could have a material adverse effect on our business, financial condition and results of operations.

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

Volatility, availability and increases in the cost of raw materials and transportation have negatively impacted, and may in the future negatively impact, the Company's results of operations. We believe commodity price and other cost increases and volatility could continue in the future. If such increases occur or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our results of operation would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities, transportation or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

Our reliance on certain significant suppliers subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends, in part, upon our ability to acquire certain products in sufficient quantities. Supply shortages for a particular component or material can delay production and thus delay shipments to customers and the realization of revenue associated with any products using that component. This has caused, and, in the future, could cause us to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service. Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations.

Global economic factors continue to put significant pressure on suppliers, all of which tends to make the supply environment more expensive. If any of these vendors are unable to fulfill its obligations, and we are unable to find replacement suppliers during the supply disruption, we could encounter supply shortages and/or increased costs to secure adequate supplies, either of which could materially harm our business.

Our business is vulnerable to the availability of raw materials, as well as our ability to forecast customer demand and manage production capacity.

Our ability to meet customer demand depends, in part, on our production capacity and on obtaining timely and adequate delivery of materials, parts and components from our suppliers. From time to time, suppliers may extend lead times, limit the volumes supplied to us or increase prices due to capacity constraints or other factors. Supply disruptions may also occur due to shortages of critical materials. In addition, some of our raw materials are obtained from a single supplier and we may experience supply shortages if the single-source supplier experiences quality issues, volume constraints, or shipping delays. Many of our suppliers must undertake a time-consuming qualification process before we can incorporate their raw materials into our production process. If we are unable to obtain materials from a qualified supplier, it can take up to a year to qualify a new supplier, assuming an alternative source of supply is available. Our raw materials and component parts are also susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations. From time to time, we have experienced reductions or disruptions in our production capacity or our production supplies that have delayed, and in the future may delay, the fulfillment of customer orders and otherwise negatively impact our business and reputation.

We must accurately forecast both the demand for our products and the lead times required to obtain the necessary components and materials. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. If we underestimate demand, we may miss delivery deadlines or sales opportunities and incur additional costs for labor overtime, equipment overuse, and logistical complexities. Our forecasting must also account for sales of certain products that tend to experience seasonal sales fluctuations. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. Orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. The resulting constraints on our production process could reduce yields or interrupt production, and, as a result, we may not be able to deliver products on time or in a cost-effective, competitive manner. Our failure to adequately manage our forecasting and capacity could have a material adverse effect on our business, financial condition and results of operations.

Additionally, as a result of the desire of retailers to more closely manage inventory levels, there has been a growing trend among our customers to purchase products on a “just-in-time” basis. Due to factors such as manufacturing lead-times, availability of raw materials, seasonal purchasing patterns and the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which has previously caused us to, and in the future could require us to, carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders, in liquidating excess inventories, or may experience customers cancelling or returning their orders, which may have a material adverse effect on our business.

The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyberattacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, acts of war or conflicts, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

Our future results may be affected by our operational execution, including our ability to achieve cost savings as a result of any current or future restructuring efforts.

Our financial results depend on the successful execution of our business operating plans. To operate more efficiently and control costs, we have entered into, and may in the future enter into, restructuring and cost reduction plans (including Project Momentum, our previously announced profit recovery program). Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions and other factors that we may not be able to control. We may also incur significant charges related to restructuring plans, which would reduce our profitability in the periods such charges are incurred. Execution of any restructuring program also presents a number of significant risks, including:

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

Gaining additional efficiencies may become increasingly difficult over time. Our inability to generate anticipated cost savings, successfully implement our strategies or efficiently manage our supply chain and manufacturing processes has caused, and in the future could cause, our results of operations to suffer.
In addition, we are executing our digital transformation program that is focused on redefining our processes, implementing new tools and expanding our data to enhance connectivity along the value chain and enable us to make decisions faster. We also continue to seek to penetrate new markets and introduce new products and product innovations. We may fail to implement these goals and strategies or to achieve the desired results, and we may fail to achieve one or more of our financial goals for one or more of the relevant fiscal years.

If our goodwill and indefinite-lived intangible assets become impaired, we will be required to record impairment charges, which may be significant.

We have a material amount of goodwill and other intangible assets which are periodically evaluated for impairment in accordance with current accounting standards. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. If current expectations for revenue growth rates, gross margin rates, operating expenses, and discount rates are not met, or other economic and financial market conditions change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets during the period in which any impairment is determined. Any such impairment charges could have a material adverse effect on our results of operations. See Note 11, Goodwill and intangible assets for further information related to goodwill and intangible assets, and the impairment charges recorded in the fiscal years ended September 30, 2024 and 2022.

Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.

Sales of certain of our auto care products tend to be seasonal. Historically, sales for certain auto care products typically have peaked during the first six months of the calendar year due to customer seasonal purchasing patterns and the timing of promotional activities. Purchases of our auto care products, especially our auto appearance and A/C recharge products, can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products. If adverse weather conditions persist during the first six months of the calendar year (our second and third fiscal quarters) when demand for auto care products typically peaks, our business, financial condition and results of operations could be materially and adversely affected.

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

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. Any significant breaches or breakdowns of such databases or systems could result in significant costs, including costs to investigate or remediate. While we have taken steps to maintain and enhance cybersecurity and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and by obtaining insurance coverage, these measures may be inadequate. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Data breaches or theft of personal information we and our third-party service providers collect, as well as company information and assets, have occurred in the past and may occur in the future and the failure to remediate such intrusions may adversely affect our reputation and financial condition.

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

As of September 30, 2024, our total aggregate outstanding indebtedness was approximately $3.2 billion. We had $492.4 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $7.6 million. This significant amount of debt could have important consequences to us and our shareholders, including:

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

Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of intangible assets, including trademarks and goodwill. Any impairment charges could adversely affect the Company’s financial condition and results of operations. See Note 11, Goodwill and intangible assets for further information related to goodwill and intangible assets, and the impairment charges recorded in the fiscal years ended September 30, 2024 and 2022.

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

In addition, we are, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings relating to, among other things, advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. We have been, and may in the future be, subject to additional claims, proceedings and actions as we expand the products within the global auto care product category. In general, claims made by or against us in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business, financial condition and results of operations and harm our reputation. It is not possible to predict the final resolution of litigation, investigations, disputes or proceedings in which we currently are or may in the future become involved and our assessment of the materiality of these matters and any reserves taken in connection therewith may not be consistent with their final resolutions. The impact of these matters, including any reserves taken in connection with such matters, on our business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and the Notes to Consolidated Financial Statements for additional information related to these matters.

Our business is subject to increasing government regulations in both the U.S. and abroad that could impose material costs.

In general, the manufacturing, marketing, distribution, and sale of our products and the conduct of our business operations must comply with extensive federal, state and foreign laws and regulations. In the US, many of our products and product claims are regulated by the Consumer Product Safety Commission, the US Environmental Protection Agency (EPA), and the Federal Trade Commission, among other regulatory agencies. Additionally, our and our suppliers' manufacturing and distribution operations are also subject to regulation by the Occupational Safety and Health Administration. Our international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures, markets or distributes its products. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, we could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that our operations or activities are not in compliance with applicable law could expose us to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact our business and reputation.

In particular, because of our extensive international operations, we could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery and corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls policies and procedures that mandate compliance with these laws will protect us from reckless, intentional or unintentional criminal acts. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.

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

In recent years, refrigerants such as R-134a have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. In the United States, the American Innovation and Manufacturing Act (AIM Act) and its resultant regulations could have a materially adverse impact on our business. In addition, individual states are regulating the sale and distribution of products containing R-134a. Regulations may also be enacted governing the packaging, use and disposal of our auto care business' products containing refrigerants. If the future use of R-134a is phased out or is further limited or prohibited in jurisdictions in which we do business, or if substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes is not approved by the EPA or other regulatory bodies, the future market for our auto care business' products containing R-134a may be limited, which could have a material adverse impact on our results of operations, financial condition, and cash flows.

Our systems and those of our business partners are subject to regulation to preserve the privacy of certain data held on those systems. Privacy, data protection and cybersecurity laws and regulations, including the EU’s General Data Protection Regulation (GDPR), the Brazilian Data Protection Law, and the California CCPA/CPRA, and the interpretation and enforcement of those and similar laws and regulations, are continuously developing and evolving and there may be uncertainty with respect to how to comply with them. In response to such implementation of, and changes to, cybersecurity and data privacy legal requirements, as well as new tactics used by threat actors to infiltrate our IT systems, we have continued to invest in technology and to adapt our processes to protect our technology infrastructure and our data. As privacy, data protection and cybersecurity laws and regulations continue to evolve, we may incur additional costs to further adapt our security systems, policies, procedures and practices to prevent or remediate any potential security issues and maintain compliance with applicable regulatory frameworks. Our efforts to comply with privacy, data protection and cybersecurity laws and regulations may result in additional costs and challenges that are likely to increase over time, which could have a material adverse effect on our financial condition and results of operations.

If we are found to be noncompliant with applicable laws and regulations in these or other areas, we could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions and damage to our reputation and brand image, or require the payment of monetary penalties, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation. Additionally, loss of or failure to obtain necessary permits and registrations, particularly with respect to our global auto care business, could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect our financial condition and results of operations.

In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. Our ability to adopt this emerging technology in an effective and ethical manner may impact our reputation and ability to compete, and this technology could be, among other things, false, biased, or inconsistent with our values and strategies. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put our intellectual property at risk, or subject us to claims of intellectual property infringement, all of which could damage our reputation.

Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on environmental, social and governance (ESG) issues, including those related to sustainability and climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

We are committed to our sustainability journey and have taken meaningful steps including conducting an extensive materiality assessment and publishing ESG goals. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, responsible sourcing, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor, and certain investors may divert from, or avoid investing in, our securities, which may hinder our access to capital.

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

1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of information security and we are committed to protecting and preserving the confidentiality, integrity and continued availability of the information we own or that is in our care. We have developed and implemented a cybersecurity program that strives to comply with applicable industry standards, and we assess our program against the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Our enterprise risk management framework considers cybersecurity risk alongside other applicable risks as part of our overall risk assessment process. Within our comprehensive enterprise risk management framework, our cybersecurity program is led by the Company’s Vice President and Chief Information Officer (“CIO”) and is overseen by the Company’s Executive Vice President and Chief Financial Officer (“CFO”). The program includes the following processes, activities and resources to identify, assess, manage, and mitigate our cybersecurity threats:

•An IT security team responsible for managing our cybersecurity risk, assessment processes, security controls, and responses for security breaches and cyberattacks;
•A cyber incident response plan that provides controls and procedures for responding to cybersecurity incidents and for timely and accurate reporting of any material cybersecurity incident;
•The use of external service providers, where appropriate, to assess, perform tabletop exercises, or otherwise assist with aspects of our security controls designed to anticipate cyberattacks and respond to breaches. Procedures include annual internal vulnerability scans and external penetration tests;
•Annual cybersecurity training for all employees to provide a better understanding of the issues and risks related to cybersecurity. We realize that cybersecurity is not just the job of the IT security team; the Company and all employees play a critical role in managing the risk;
•Periodic phishing testing and other exercises performed by our IT department to test our systems and reinforce the training provided to all colleagues to ensure our employees remain vigilant and compliant with expectations;
•Easy-to-use tools to report potential phishing emails; and
•A third-party cybersecurity risk management process for service providers, suppliers, and vendors performed throughout the year.

We have not identified any risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a discussion on the Company’s cybersecurity related risks, see "Risk Factors - We rely significantly on information technology and any inadequacy, interruption, theft or loss of data, malicious attack, integration failure, failure to maintain the security, confidentiality or privacy of sensitive data residing on our systems or other security failure of that technology could harm our ability to effectively operate our business and damage the reputation of our brands" and "Risk Factors - Our business is subject to increasing government regulations in both the U.S. and abroad that could impose material costs" and other risk factors contained in Part 1, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

The Audit Committee of our Board of Directors is tasked with providing oversight of cybersecurity risk.

The Audit Committee receives regular briefings from the CIO regarding the Company’s cybersecurity program, cyber threats, and the results of exercises and response readiness assessments performed by outside advisors that assess our cybersecurity program and internal response preparedness, and to receive periodic briefings on cyber threats and our cybersecurity program. The full Board meets with the CIO at least annually to review the Company’s cybersecurity program.

Our CIO is responsible for assessing and managing our material risks from cybersecurity threats. The IT security team is led by our CIO, who has significant experience across information security, infrastructure, operations and compliance. The team has

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Members of our executive leadership team, including our CFO and General Counsel, as well as the other members as needed, supervise efforts to identify, assess, manage and mitigate cybersecurity risks and incidents through various means, including briefings from internal personnel and other information obtained from governmental, public, or private sources, including external consultants engaged by us.

Item 2. Properties
Our principal executive office is in St. Louis, Missouri. Below is a list of Energizer's principal plants and facilities, as well as the product segment they support. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.
North America
Asheboro, NC (an owned Battery & Lights manufacturing plant and packaging facility)
Garrettsville, OH (an owned Battery & Lights manufacturing plant)
Marietta, OH (an owned Battery & Lights manufacturing plant)
Westlake, OH (an owned research facility for both Battery & Lights and Auto Care)
Dayton, OH (a leased Auto Care manufacturing and distribution facility)
Portage, WI (an owned Battery & Lights manufacturing facility)
Franklin, IN (a leased Battery & Lights distribution facility)
International
Bekasi, Indonesia (an owned Battery & Lights manufacturing facility)
Cimanggis, Indonesia (an owned Battery & Lights manufacturing facility on leased land)
Jurong, Singapore (an owned Battery & Lights manufacturing facility on leased land)
Alexandria, Egypt (an owned Battery & Lights manufacturing facility)
Washington, UK (a leased Battery & Lights manufacturing facility)
Rassau, UK (a leased Auto Care manufacturing facility)
Jaboatao, Brazil (an owned Battery & Lights manufacturing facility)
Arroio do Meio, Brazil (an owned Auto Care manufacturing facility)
Tessenderlo, Belgium (a leased Battery & Lights manufacturing facility)
In addition to the properties identified above, Energizer and its subsidiaries own or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

Through our global supply chain and global manufacturing footprint, we strive to meet diverse consumer demands within each of the markets we serve. Our portfolio of household and specialty batteries, portable lights, and auto care products is distributed through a global sales force and global distributor model.

Item 3. Legal Proceedings

We are parties to a number of legal proceedings in various jurisdictions arising out of our business operations in the normal course of business. Many of these legal matters are in preliminary stages, involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to our financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

In 2023, three purported class action lawsuits were filed against the Company and Wal-Mart Inc. in the Northern District of California alleging that the defendants conspired to inflate the prices of certain Energizer battery and lighting products (the “Products”) charged by the Company to other retailers and to prevent other retailers from charging consumers

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
prices below Wal-Mart’s pricing, in violation of antitrust and consumer protection laws. The matters were filed on behalf of putative classes of entities that purchased the Products directly from Energizer, persons who purchased the Products directly from a Wal-Mart brick-and-mortar store, and persons who indirectly purchased the Products (other than for resale). All three lawsuits have been consolidated. The plaintiffs seek, among other things, monetary damages, costs and disbursements, reasonable attorneys’ fees, as well as injunctive relief. The Company has not recorded any accruals in its consolidated financial statements as the likelihood of a loss from these cases is not probable nor estimable at this time. The Company believes that it has substantial defenses against the claims and intends to vigorously defend against them.

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 million judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. The appeal is pending.

See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 19, 2024. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
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

John J. Drabik - Executive Vice President, Chief Financial Officer. Mr. Drabik was appointed as Executive Vice President, Chief Financial Officer effective October 1, 2021 and is responsible for the Company’s global accounting, finance and information technology functions. He previously served as Senior Vice President, Corporate Controller and Chief Accounting Officer from 2019 to 2021. Mr. Drabik joined Energizer's former parent company in 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from 2013-2015, Vice President, Corporate Development and Treasurer from 2015 to 2017; and Vice President, Corporate Controller and Treasurer from 2017 to 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a B.S. degree in Accounting from the University of Missouri at Columbia. Age: 52.

Benjamin J. Angelette - Chief Administrative Officer. Mr. Angelette has served as Chief Administrative Officer since August 15, 2021 and is responsible for our compliance, corporate administration, corporate development, legal, and human resources functions. He previously served as Vice President, Corporate Development from 2018 to 2021. Prior to that, Mr. Angelette served as Deputy General Counsel and Corporate Secretary from 2015 to 2018. Mr. Angelette joined Energizer’s former parent company in 2012 as Senior Securities Counsel and held several roles of increasing responsibility in the Legal department. Prior to joining the Company, Mr. Angelette worked at Savvis, Inc. and practiced law at Sullivan & Cromwell LLP in London and Bryan Cave LLP in St. Louis, where he specialized in mergers & acquisitions and capital markets. Mr. Angelette holds a J.D. from the University of Virginia School of Law and a B.A. degree in Philosophy from the University of Tulsa. Age: 44.

Michael A. Lampman - Executive Vice President, North America and Global Business Units. Mr. Lampman has served as Executive Vice President, North America and Global Business Units since September 27, 2021 and is responsible for our commercial operations in North America, as well as Energizer’s global hearing aid battery business and global digital commerce efforts. Prior to his current role, Mr. Lampman served as Chief Business Officer for our Commercial operations across North and South America from 2017 to 2021. He joined our former parent company in 1986 and has held several sales leadership roles of increasing responsibility, including Vice President, Commercial Strategy for North America from 2015 - 2017. Mr. Lampman holds a B.A. degree in marketing from Central Connecticut State University. Age: 59.

Lori A. Shambro - Executive Vice President, Chief Marketing Officer. Ms. Shambro has served as Executive Vice

President, Chief Marketing Officer since September 27, 2021 and is responsible for the Company’s global marketing efforts. Prior to her current role, Ms. Shambro served as Chief Marketing Officer from 2019 to 2021 and Vice President, Global Marketing from 2017 to 2019. Prior to Energizer, Ms. Shambro held multiple positions in brand marketing at Anheuser-Busch InBev. Ms. Shambro holds a B.S.B.A. degree in Marketing from the University of Missouri. Age: 59.

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

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2024, there were approximately 4,600 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2024 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	5,041,940
August 1, 2024 - August 31, 2024	—	$—	—	5,041,940
September 1, 2024 - September 30, 2024	—	$—	—	5,041,940
Total	—	$—	—	5,041,940

(1) On November 12, 2020 the Board of Directors approved a share repurchase program for up to 7.5 million shares of common stock. Subsequent to year-end, on November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares, which replaced the November 2020 prior authorization.

The graph below matches Energizer Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index and the S&P 500 Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2019 to 9/30/2024.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/19	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24
Energizer Holdings, Inc.	100.00	92.10	94.48	63.06	83.20	85.77
S&P SmallCap 600	100.00	91.71	144.58	117.35	129.18	162.58
S&P 500 Household Products	100.00	114.41	114.25	104.77	121.43	151.89

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
Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. (GAAP). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as Project Momentum restructuring and related costs, network transition costs, acquisition and integration costs, an acquisition earn out, a litigation matter, impairments of goodwill and intangible assets, the loss/(gain) on extinguishment of debt, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buyout, the costs of exiting the Russian market, the gain on finance lease termination and the costs of the May 2022 flooding of our Brazilian manufacturing facility. In addition, these measures help investors to analyze year over year comparability when excluding currency fluctuations, acquisition activity as well as other company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, amortization expense, impairment of goodwill and intangible assets, interest expense, loss/(gain) on extinguishment of debt, other items, net, Project Momentum restructuring and related costs, network transition costs, acquisition and integration costs, an acquisition earn out, a litigation matter, the December 2023 Argentina Economic Reform, settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our Brazilian manufacturing facility have all been excluded from segment profit.

Adjusted net earnings and Adjusted Diluted net earnings per common share (EPS). These measures exclude the impact of Project Momentum restructuring and related costs, network transition costs, costs related to acquisition and integration, an acquisition earn out, a litigation matter, an impairment of goodwill and intangible assets, the loss/(gain) on extinguishment of debt, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our Brazilian manufacturing facility.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of Project Momentum restructuring and related costs, network transition costs, acquisition and integration costs, an acquisition earn out, a litigation matter, an impairment of goodwill and intangible assets, the loss/(gain) on extinguishment of debt, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our Brazilian manufacturing facility, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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

Adjusted Gross Profit, Adjusted Gross Margin, adjusted Selling, General & Administrative (SG&A) as a percent of sales and adjusted Other items, net. Details for adjusted gross margin, adjusted SG&A as a percent of sales and adjusted Other items, net are also supplemental non-GAAP measure disclosures. These measures exclude the impact of Project Momentum restructuring and related costs, network transition costs, acquisition and integration costs, an acquisition earn out, a litigation matter, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buyout, the gain on finance lease termination, the costs of exiting the Russian market and the costs of the flooding of our manufacturing facility in Brazil.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue into fiscal year 2025. While we did not experience significant disruptions in our operations in fiscal 2024, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures, as well as currency headwinds throughout the year.

Argentina Economic Reform

In November 2023, a new president was elected in Argentina who is implementing significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50% over night. As a result, Argentina's operating costs rose quicker than the Company was able to implement price increases to offset the rising costs. The Company anticipates this could continue, resulting in a continued decline to operating profit during fiscal 2025. The

Company had net sales of $38.0, $45.8 and $51.0 for fiscal years 2024, 2023 and 2022, respectively. The Company had operating profit of $10.7, $16.0 and $17.4 in fiscal 2024, 2023 and 2022, respectively.

The December 2023 currency devaluation and economic reform resulted in $22.0 of currency and related losses recognized in Other items, net during the twelve months ended September 30, 2024. This includes exchange losses of $14.7 from the December remeasurement of the Company's Argentina monetary assets and liabilities and $6.3 of transactional currency exchange losses on the ARS in December which are discussed further in Item 7A Quantitative and Qualitative Disclosures About Market Risk. The Company also recorded a loss of $1.0 on the purchase and sale of bonds issued by the Argentina Central Bank (BCRA), named BOPREALs, which were issued to provide a USD denominated instrument for import companies to pay import debts existing before December 12, 2023, and regulate the flow of reserves from BCRA.

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

Centralsul Acquisition

On May 8, 2024, the Company acquired all the outstanding shares of Centralsul Ltda. (Centralsul), an auto appearance and fragrance manufacturer and distributor based in Southern Brazil (Centralsul Acquisition), which is expected to increase the Company's Auto Care presence in the region. The share purchase agreement (SPA) included a contractual purchase price of approximately $15. This contractual purchase price was adjusted by Centralsul's outstanding debt, an indemnity holdback and working capital adjustments, resulting in an initial cash payment of $10.6, which is further subject to a post closing working capital adjustment.

Belgium Acquisition

On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS Belgium) for a contractual purchase price of EUR3.5 (Belgium Acquisition). The Company also acquired certain raw materials from APS Belgium, procured by APS Belgium on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease and the production employees as part of the acquisition, and acquired these assets to provide a battery manufacturing location in Europe.

APS NV Acquisition

On September 24, 2024, the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV for a purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). The Company anticipates the acquisition will close during calendar year 2025, subject to regulatory approvals and other customary closing conditions.

Acquisition and Integration Costs

The Company incurred pre-tax acquisition and integration costs related to the above acquisitions of $7.2 in the twelve months ended September 30, 2024. Pre-tax costs recorded in Costs of good sold were $3.1, the majority of which were recorded in the first fiscal quarter of 2024 as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium as part of the Belgium Acquisition. These costs were offset by $1.0, recorded in Other items, net, from producing inventory for APS Belgium under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $5.1 of legal and diligence fees in Selling, general and administrative expenses related to acquisition and integration activities during the fiscal year.

There were no acquisition and integration costs during the twelve months ended September 30, 2023.

The Company incurred pre-tax acquisition and integration costs of $16.5 in the twelve months ended September 30, 2022 related to integration costs from the Spectrum Global Battery and Auto Care acquisitions completed in fiscal 2019. Pre-tax costs recorded in Costs of products sold were $6.0, which primarily related to facility exit and integration restructuring costs of $5.2 as discussed in Note 5, Restructuring. Pre-tax acquisition and integration costs recorded in SG&A were $9.4 and primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. The Company also recorded $1.1 in R&D related to the integration of these acquisitions.

Project Momentum Costs

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. The restructuring component of the program is now expected to generate $160 to $180 of annual pre-tax savings, and the Company estimates that it will incur one-time restructuring cash operating costs of $180 to $185, non-cash restructuring costs of approximately $30, and capital expenditures of $80 to $90 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $20 annually.

Total expected pre-tax savings of Project Momentum are between $180 and $200 by the end of fiscal year 2025. As of September 30, 2024, the Company has realized approximately $142 of these savings from Project Momentum, with approximately $88 in fiscal year 2024. The savings were primarily within Cost of products sold and SG&A on the Consolidated Statements of Earnings and Comprehensive Income.

The total pre-tax expense related to Project Momentum restructuring and other related costs for the twelve months ended September 30, 2024, 2023 and 2022 were $91.7, $59.7 and $0.9, respectively. These consisted of charges for employee severance, retention, related benefit costs, accelerated depreciation, asset write-offs, relocation and decommissioning costs, environmental investigatory and mitigation costs, consulting costs, IT enablement and other exit costs, offset by a gain on sale of fixed assets in fiscal 2024. The costs were reflected in Cost of products sold, Selling, general and administrative expense, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. Total pre-tax charges related to Project Momentum since inception were $152.3. Refer to Note 5 Restructuring for further detail.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal 2024 would have been included in our Batteries & Lights and Auto Care segments in the amount of $87.0 and $4.7, respectively. The Momentum restructuring costs for fiscal year 2023 would have been included in our Batteries & Lights and Auto Care segments in the amount of $52.7 and $7.0, respectively. The Momentum restructuring costs for fiscal year 2022 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $0.7 and $0.2, respectively.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the fourth fiscal quarter of 2024, the Company incurred incremental costs of $11.7 primarily related to air freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income. We expect costs in the range of approximately $10 to $20 to continue to be incurred in the first half of fiscal year 2025, as Project Momentum network optimization activities are completed.

2019 & 2020 Restructurings

In the fourth fiscal quarter of 2019, the Company began implementing restructuring related integration plans for our manufacturing and distribution networks (2019 Restructuring). These plans included the closure and combination of distribution and manufacturing facilities in order to reduce complexity and realize greater efficiencies in our manufacturing, packaging and distribution processes.

In the fourth fiscal quarter of 2020, the Company initiated a new restructuring program with a primary focus on reorganizing our global end-to-end supply chain network and ensuring accountability by category (2020 Restructuring). This program included streamlining the Company’s end-to-end supply chain model to enable rapid response to category specific demands and enhancing our ability to better serve our customers.

All activities within these plans were substantially complete by December 31, 2021. The total pre-tax expense related to the 2019 and 2020 restructuring plans for the twelve months ended September 30, 2022 were $0.8. The costs were reflected in Cost of products sold, Selling, general and administrative expense, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal year 2022 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $0.6 and $0.2, respectively.

The full amount of savings from these programs are now included within our run-rate cost structure. Energizer estimates that total project savings were approximately $55 to $60. Refer to Note 5 Restructuring for further detail.

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

Brazil Manufacturing Plant Flood

In May 2022, the Company's Jaboatao, Brazil battery manufacturing facility had severe flooding due to historic levels of rain in the area. The plant was not operational for the month of June, however some production began again in July and was fully back on line in early fiscal 2023. For the twelve months ended September 30, 2022, the Company recorded costs related to the flood net of insurance proceeds of $9.7 in Cost of products sold, primarily related to damaged inventory at the plant. In fiscal 2023, the insurance claim was settled and no further losses were incurred.

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

In addition, we offer auto care products in the appearance, fragrance, performance and air conditioning recharge product categories. The appearance and fragrance categories include protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand names Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, NEVR-DULL®, California Scents®, Driven®, Bahama & Co®, Carnu®, Grand Prix®, Kit®, Tempo® and Centralsul®.

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

Financial Results

Net earnings for the fiscal year ended September 30, 2024 were $38.1, or $0.52 per diluted common share, compared $140.5, or $1.94 per diluted common share, for the fiscal year ended September 30, 2023, and a Net loss of $231.5, or a loss of $3.37 per diluted common share, for the fiscal year ended September 30, 2022.

Net earnings/(loss) and diluted net earnings/(loss) per common share for the time periods presented were impacted by certain items related to Project Momentum restructuring and related costs, network transition costs, costs related to acquisition and integration, an acquisition earn out, a litigation matter, impairment of goodwill and intangible assets, the (gain)/loss on extinguishment of debt, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buy out, the costs of exiting the Russian market, the gain on finance lease termination and the costs of the flooding of our manufacturing facility in Brazil as described in the tables below. The impact of these items on reported net earnings/(loss) and reported diluted net earnings/(loss) per common share are provided below as a reconciliation to arrive at respective non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2024	2023	2022
Net earning/(loss) attributable to common shareholders	$38.1	$140.5	$(235.5)
Mandatory preferred stock dividends	—	—	(4.0)
Net earnings/(loss)	38.1	140.5	(231.5)
Pre-tax adjustments
Project Momentum Restructuring and related costs (1)	91.7	59.7	0.9
Network transition costs (2)	11.7	—	—
Acquisition and integration (3)	7.2	—	16.5
Acquisition earn out (4)	—	—	1.1
Impairment of goodwill & intangible assets	110.6	—	541.9
Litigation matter (5)	13.7	—	—
Loss/(gain) on extinguishment of debt	2.4	(1.5)	—
December 2023 Argentina Economic Reform (6)	22.0	—	—
Settlement loss on U.S. pension annuity buy out (7)	—	50.2	—
Exit of Russian market (8)	—	—	14.6
Gain on finance lease termination (9)	—	—	(4.5)
Brazil flood damage, net of insurance proceeds (10)	—	—	9.7
Total adjustments, pre-tax	$259.3	$108.4	$580.2
Total adjustments, after tax (11)	$203.2	$83.5	$452.6
Adjusted net earnings	$241.3	$224.0	$221.1

	For the Twelve Months Ended September 30,
	2024	2023	2022
Diluted net earnings/(loss) per common share	$0.52	$1.94	$(3.37)
Adjustments
Project Momentum Restructuring and related costs	0.97	0.64	0.01
Network transition costs	0.12	—	—
Acquisition and integration	0.08	—	0.17
Acquisition earn out	—	—	0.01
Impairment of goodwill & intangible assets	1.16	—	5.86
Litigation matter	0.14	—	—
Loss/(gain) on extinguishment of debt	0.03	(0.02)	—
December 2023 Argentina Economic Reform	0.30	—	—
Settlement loss on U.S. pension annuity buy out	—	0.53	—
Exit of Russian market	—	—	0.17
Gain on finance lease termination	—	—	(0.05)
Brazil flood damage, net of insurance proceeds	—	—	0.14
Impact for diluted share calculation (12)	—	—	0.14
Adjusted diluted net earnings per diluted share	$3.32	$3.09	$3.08
Weighted average shares of common stock - Diluted	72.7	72.4	69.9
Adjusted weighted average shares of common stock - Diluted (12)	72.7	72.4	71.7

Currency, excluding hyperinflationary markets, had an adverse impact to fiscal 2024 compared to fiscal 2023. Earnings before income tax was negatively impacted by $2.5, or $0.03 per share, compared to the prior year.

Currency, excluding hyperinflationary markets, had an adverse impact to fiscal 2023 compared to fiscal 2022. Earnings before income tax was negatively impacted by $21.3, or $0.23 per share, compared to the prior year.

(1) Project Momentum Restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2024	2023	2022
Cost of products sold (COGS)	$62.9	$29.9	$—
Selling, general and administrative expense (SG&A) Restructuring costs	19.9	26.7	0.9
SG&A - IT Enablement	14.5	3.3	—
Other items, net	(5.6)	(0.2)	—
Total Project Momentum restructuring and related costs	$91.7	$59.7	$0.9

(2) This represents incremental network transition costs, primarily related to air freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in COGS on the Consolidated Statement of Earnings and Comprehensive Income.

(3) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2024	2023	2022
COGS	$3.1	$—	$6.0
SG&A	5.1	—	9.4
Research and development expense (R&D)	—	—	1.1
Other items, net	(1.0)	—	—
Total acquisition and integration costs	$7.2	$—	$16.5

(4) This represents the estimated earn out achieved in the twelve months ended September 30, 2022 under the incentive agreements entered into with the fiscal 2021 Formulations Acquisition and is recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

(5) In 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. In September 2024, a Swiss court issued a $13.7 judgment against the Company. The Company disagrees with the judgment and filed an appeal in October 2024. The Company recorded the judgment in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

(6) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December 2023. As a result of this reform and devaluation, the Company recorded $22.0 of currency exchange and related losses in Other items, net on the Consolidated Statement of Earnings and Comprehensive Income for the twelve months ended September 30, 2024.

(7) The Settlement loss is due to the execution of a partial retiree annuity buy out on the U.S. pension plan in fiscal 2023. This charge is included in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

(8) These are the costs associated with the Company's exit of the Russian market during fiscal 2022. Exiting the Russian market resulted in additional COGS of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded to SG&A of $5.8, and currency impacts recorded in Other items, net of $7.5 in fiscal 2022.

(9) This represents the termination of finance lease in fiscal 2022 associated with a facility that was exited as part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

(10) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, net of insurance proceeds, which were recorded in COGS. The majority is related to damaged inventory.

(11) The effective tax rate for the Adjusted - Non-GAAP Net earnings and Diluted net earnings per common share was 22.9%, 21.2% and 19.5% for the years ended September 30, 2024, 2023 and 2022, respectively, as calculated utilizing the statutory rate for where the costs were incurred.

(12) During the year ended September 30, 2022, the mandatory convertible preferred shares were converted to approximately 4.7 million common stock. The full conversion was dilutive and the mandatory preferred stock dividends are excluded from net earnings in the Adjusted dilution calculation. In addition, the dilutive restricted stock unit awards are included in the shares calculation on an adjusted basis.

Operating Results

	For the Years Ended September 30,
Net Sales	2024	% Chg	2023	% Chg
Net sales - prior year	$2,959.7		$3,050.1
Organic	(66.2)	(2.2)%	(31.6)	(1.0)%
Change in Russia Operations	—	—%	(12.6)	(0.4)%
Change in Argentina Operations	(7.8)	(0.3)%	(5.3)	(0.2)%
Impact of currency	1.3	—%	(40.9)	(1.4)%
Net sales - current year	$2,887.0	(2.5)%	$2,959.7	(3.0)%

Net sales for the year ended September 30, 2024 were $2,887.0, a decrease of 2.5% from the prior year. Organic net sales decreased 2.2% primarily due to:

•The Battery & Lights segment experienced volume declines of approximately 0.7% primarily due to the timing of holiday orders compared to the prior year, which benefited the fourth quarter of 2023, partially offset by distribution gains and improved category trends; and

•Pricing declines of 2.2%, primarily within the Battery & Lights segment, driven by planned strategic pricing and promotional investments in the period.

•Offsetting these declines was increased Auto Care segment volumes of 0.7% largely driven by distribution gains in the period.

Net sales for the year ended September 30, 2023 were $2,959.7, an decrease of 3.0%. Organic net sales decreased 1.0% primarily due to:

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

Gross Profit

Gross profit dollars were $1,104.3 in fiscal 2024 versus $1,124.0 in fiscal 2023. Excluding the current and prior year Project Momentum restructuring costs of $62.9 and $29.9, respectively, and the current year Network transition costs of $11.7, Acquisition and integration costs of $3.1, adjusted gross profit dollars were $1,182.0 in fiscal 2024 versus $1,153.9 in fiscal

2023. The increase in gross profit dollars was largely driven by Project Momentum, which delivered savings of approximately $59, as well as lower input costs, including improved commodities pricing and lower ocean freight. These benefits were partially offset by the planned strategic pricing and promotional investments noted above.

Gross profit dollars were $1,124.0 in fiscal 2023 versus $1,119.5 in fiscal 2022. Excluding the fiscal 2023 Project Momentum restructuring costs of $29.9, and the fiscal 2022 integration costs of $6.0, impact of costs from the flooding of our Brazilian manufacturing facility of $9.7 and exiting the Russian market of $1.3, gross profit dollars were $1,153.9 in fiscal 2023 versus $1,136.5 in fiscal 2022. The increase in gross profit dollars was driven by the positive impact of executed price increases in battery and auto care and Project Momentum savings of approximately $47. Partially offsetting these margin impacts were higher operating costs, including raw material costs, as well as adverse currency impacts.

Gross margin as a percent of Net sales for fiscal 2024 was 38.3% versus 38.0% in the prior year. Excluding the current and prior year Project Momentum restructuring costs and the current year network transition costs and integration costs, adjusted gross margin was 40.9% for the fiscal year, up 190 basis points from prior year. Gross margin as a percent of Net sales for fiscal 2023 was 38.0% versus 36.7% in the prior year. Excluding the fiscal year 2023 Project Momentum restructuring costs and the fiscal year 2022 costs from the flooding of our Brazilian manufacturing facility, exiting the Russian market and integration costs, the gross margin was 39.0% for fiscal year 2023, up 170 basis points from the prior year.

	For the Years Ended September 30,
	2024		2023
	Reported	Adjusted	Reported	Adjusted
Gross Margin - Prior Year	38.0%	39.0%	36.7%	37.3%
Pricing	(1.5)%	(1.5)%	4.2%	4.2%
Project Momentum initiatives	1.9%	1.9%	1.4%	1.4%
Product cost impacts	1.8%	1.8%	(3.7)%	(3.7)%
Year-over-year impact of restructuring costs, Brazil flood, exiting the Russian market and integration costs, net	(1.6)%	—%	(0.4)%	—%
Currency impact and other	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Gross Margin - Current Year	38.3%	40.9%	38.0%	39.0%

Selling, General and Administrative (SG&A)

SG&A expenses were $526.3 in fiscal 2024, or 18.2% of net sales, as compared to $489.4, or 16.5% of net sales for fiscal 2023, and $484.5, or 15.9% of net sales for fiscal 2022. Included in SG&A were Project Momentum restructuring and related costs of $34.4, $30.0 and $0.9 in fiscal 2024, 2023 and 2022, respectively. Fiscal 2024 also included $13.7 related to a litigation matter. Included in 2024 and 2022 were acquisition and integration costs of $5.1 and $9.4, respectively. Fiscal 2022 also included an acquisition earn out of $1.1 related to the fiscal year 2021 Formulations Acquisition and $5.8 related to the exit of the Russian market.

In fiscal 2024, SG&A, excluding Project Momentum restructuring and related costs, the litigation matter and acquisition and integration costs, was $473.1 or 16.4%, compared to fiscal 2023 of $459.4 or 15.5%, when excluding Project Momentum restructuring and related costs. The year-over-year increase was primarily driven by an increase in labor and benefit costs, higher travel expense, increased depreciation expense related to our digital transformation initiatives and increased legal, factoring and environmental fees. This increase was partially offset by Project Momentum savings of approximately $29 in the period.

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

Advertising and Sales Promotion (A&P)

A&P was $143.7 in fiscal 2024, an increase of $1.4 as compared to fiscal 2023 expense of $142.3. A&P was $137.1 in fiscal 2022. A&P as a percent of net sales was 5.0%, 4.8% and 4.5% in fiscal years 2024, 2023 and 2022, respectively.

Research and Development (R&D)

R&D expense was $31.6 in fiscal 2024, $32.9 in fiscal 2023, $34.7 in fiscal 2022. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.1% in all three fiscal years.

Amortization Expense

Amortization expense was $58.2, $59.4 and $61.1 in fiscal 2024, 2023 and 2022, respectively. The year over year reduction is due to intangibles acquired as part of the 2019 Spectrum Battery acquisition now being fully amortized, partially offset by the increased amortization from the STP trade name beginning in fiscal 2023 and the Varta trade name beginning in fiscal 2024.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets was $110.6 in fiscal 2024. This included a non-cash impairment on the Rayovac trade name of $85.2 and on the Varta trade name of $25.4. The non-cash impairments were driven by missed branded sales forecasts.
No impairment of goodwill and intangible assets was recorded in fiscal 2023.

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

Interest expense

Interest expense for fiscal 2024 was $155.7, as compared to fiscal 2023 expense of $168.7 and $158.4 in fiscal 2022. The lower interest expense in fiscal 2024 was due to a lower average outstanding debt balance in the current year due to the Company's initiatives to pay down debt, partially offset by higher interest rates. The increased interest expense in fiscal 2023 was due to higher interest rates compared to fiscal 2022, partially offset by lower average outstanding debt in the current year.

Loss/(gain) on extinguishment of debt

The Loss on the extinguishment of debt was $2.4 for fiscal year 2024 and relates to the Company's early repayment of $188.0 outstanding on the term loan as well as the term loan repricing during the fiscal year. The Gain on the extinguishment of debt was $1.5 for fiscal year 2023 and related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the early repayment of $188.0 outstanding on the term loan.

Other Items, Net

Other items, net was expense of $22.0, $57.1 and $7.3 in fiscal 2024, 2023 and 2022, respectively, and is summarized below:

	For the Years Ended September 30,
	2024	2023	2022
Other items, net
Interest income	$(10.7)	$(8.9)	$(1.0)
Foreign currency exchange loss (1)	32.1	17.3	7.8
Loss on sale of available-for-sale securities	1.0	—	—
Pension cost/(benefit) other than service costs	4.0	2.7	(4.1)
Settlement loss on U.S. pension annuity buy out	—	50.2	—
Exit of Russian market	—	—	7.5
Gain on finance lease termination	—	—	(4.5)
Gain on sale of assets	(4.4)	—	—
Transition services income	(1.0)	—	—
Other	1.0	(4.2)	1.6
Total Other items, net	$22.0	$57.1	$7.3
(1) Foreign currency exchange loss in fiscal 2024 includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses for the fiscal 2024 in Other items, net on the Consolidated (Condensed) Statement of Earnings

Income Taxes

For fiscal 2024, the effective tax rate was 29.2%. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 22.9% as compared to 21.2% in the prior year. The higher current year rate is driven by the higher foreign rate differential compared to the prior year.

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

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of goodwill and intangible assets, acquisition and integration activities, Project Momentum restructuring and related costs, network transition costs, acquisition earn out, a litigation matter, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buy out and other items determined to be corporate in nature. Financial items, such as interest income and expense, gain on finance lease termination and loss/(gain) on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management's view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and are not utilized to evaluate current segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2024	% Chg	2023	% Chg
Batteries & Lights
Net sales - prior year	$2,344.9		$2,427.3
Organic	(80.1)	(3.4)%	(25.0)	(1.0)%
Change in Russia operations	—	—%	(12.3)	(0.5)%
Change in Argentina operations	(7.2)	(0.3)%	(5.5)	(0.2)%
Impact of currency	1.9	0.1%	(39.6)	(1.7)%
Net sales - current year	$2,259.5	(3.6)%	$2,344.9	(3.4)%
Auto Care
Net sales - prior year	$614.8		$622.8
Organic	13.9	2.3%	(6.6)	(1.1)%
Change in Russia operations	—	—%	(0.3)	—%
Change in Argentina operations	(0.6)	(0.1)%	0.2	—%
Impact of currency	(0.6)	(0.1)%	(1.3)	(0.2)%
Net sales - current year	$627.5	2.1%	$614.8	(1.3)%
Total Net Sales
Net sales - prior year	$2,959.7		$3,050.1
Organic	(66.2)	(2.2)%	(31.6)	(1.0)%
Change in Russia operations	—	—%	(12.6)	(0.4)%
Change in Argentina operations	(7.8)	(0.3)%	(5.3)	(0.2)%
Impact of currency	1.3	—%	(40.9)	(1.4)%
Net sales - current year	$2,887.0	(2.5)%	$2,959.7	(3.0)%

Total net sales for the twelve months ended September 30, 2024 decreased 2.5%, due to organic sales decline of $66.2, or 2.2%, and a $7.8 decrease from our Argentina operations, which were deemed to be highly inflationary. These declines were partially offset by favorable impact of currency of $1.3. Segment sales results for the twelve months ended September 30, 2024 are as follows:

•Batteries & Lights net sales declined 3.6% versus the prior fiscal year, which included organic net sales decline of 3.4%. The organic decrease was driven by volume declines due to earlier holiday orders compared to the prior year, which benefited the fourth quarter of fiscal 2023, partially offset by distribution gains and improved category trends (approximately 0.9%) and pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 2.5%).

•Auto Care net sales increased 2.1% versus the prior fiscal year, which was driven by organic net sales improvement of 2.3%. The increase was driven by increased distribution globally (approximately 2.3%) and increased volumes from timing of refrigerant sales (approximately 0.8%), partially offset by pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 0.8%).

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

Segment Profit	For the Years Ended September 30,
	2024	% Chg	2023	% Chg
Batteries & Lights
Segment Profit - prior year	$551.5		$553.6
Organic	14.0	2.5%	21.5	3.9%
Change in Russia operations	—	—%	(1.2)	(0.2)%
Change in Argentina operations	(5.2)	(0.9)%	(1.4)	(0.3)%
Impact of currency	(5.5)	(1.0)%	(21.0)	(3.8)%
Segment Profit - current year	$554.8	0.6%	$551.5	(0.4)%
Auto Care
Segment Profit - prior year	$75.0		$46.5
Organic	19.4	25.9%	29.5	63.4%
Change in Argentina operations	(0.2)	(0.3)%	—	—%
Impact of currency	(0.1)	(0.1)%	(1.0)	(2.1)%
Segment Profit - current year	$94.1	25.5%	$75.0	61.3%
Total Segment Profit
Segment Profit - prior year	$626.5		$600.1
Organic	33.4	5.3%	51.0	8.5%
Change in Russia operations	—	—%	(1.2)	(0.2)%
Change in Argentina operations	(5.4)	(0.9)%	(1.4)	(0.2)%
Impact of currency	(5.6)	(0.8)%	(22.0)	(3.7)%
Segment Profit - current year	$648.9	3.6%	$626.5	4.4%

Refer to Note 9, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to Earnings/(loss) before income taxes.

Total segment profit in fiscal 2024 was $648.9, an increase of 3.6% versus the prior fiscal year. The increase was driven by organic segment profit increase of 5.3%. This was partially offset by unfavorable movement in foreign currency of $5.6, or 0.8% and a decline of $5.4, or 0.9%, in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2024 are as follows:

•Battery & Lights segment profit was $554.8, an increase of 0.6% versus the prior fiscal year driven by organic profit increase of $14.0, or 2.5%, which was partially offset by unfavorable currencies of $5.5, or 1.0%, and a decline of $5.2, or 0.9%, in Argentina operations. The organic growth was due to the improved gross margin from Project Momentum savings and reduced A&P and R&D spending compared to the prior year. This was partially offset by the organic Net sales decline discussed above as well as higher SG&A spending in the current year.

•Auto Care segment profit was $94.1, an increase of $19.1, or 25.5%, versus the prior fiscal year. Organic segment profit increased $19.4, or 25.9%. The growth was driven by higher organic Net sales discussed above and improved gross margin due to Project Momentum savings, as well as reduced R&D spending. This was partially offset by higher SG&A and A&P spending compared to prior year.

Total segment profit in fiscal 2023 was $626.5, an increase of 4.4% versus the prior fiscal year. The increase was driven by organic segment profit increase of 8.5%. This was partially offset by unfavorable movement in foreign currency of $22.0, or 3.7%, the change in Russian operating profit of $1.2 from exiting the Russian market and a decline of $1.4, or 0.2%, in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2023 are as follows:

•Battery & Lights segment profit was $551.5, a decrease of 0.4% versus the prior fiscal year primarily driven by unfavorable currency movements. Offsetting this was organic profit increase of $21.5, or 3.9%. The growth was driven by improved operating margins driven by Project Momentum initiatives and decreased overhead and R&D spending. This growth was partially offset by lower organic sales as well as higher A&P spending in fiscal 2023 compared to the prior year.

•Auto Care segment profit was $75.0, an increase of $28.5, or 61.3%, versus the prior fiscal year. Organic segment profit increased $29.5, or 63.4%. The growth was driven by improved operating margins driven by Project Momentum initiatives and decreased overhead spending. This growth was partially offset by lower organic sales as well as higher A&P and R&D spending in fiscal 2023 compared to the prior year.

GENERAL CORPORATE	For the Years Ended September 30,
	2024	2023	2022
General corporate and other expenses	$115.3	$107.2	$101.6
% of net sales	4.0%	3.6%	3.3%

For fiscal 2024, general corporate expenses were $115.3, an increase of $8.1 compared to fiscal 2023 expense of $107.2. The increase was primarily driven by increased factoring and legal fees, higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in the current year. For fiscal 2023, general corporate expenses were $107.2, an increase of $5.6 compared to fiscal 2022 expense of $101.6. The increase was primarily driven by increased factoring fees, higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in fiscal 2023.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2024, Energizer had $216.9 of cash and cash equivalents, approximately 77% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

In December 2020, the Company entered into a Credit Agreement (Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. On December 31, 2021 the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

As of September 30, 2024, the Company had $782.0 outstanding on the Term Loan. The borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Company completed a Term Loan reprice in the current fiscal year which decreased the applicable margin.

During fiscal 2024, the Company made early payments of $188.0 of the Term Loan. The write-off of associated deferred financing fees as well as the Term Loan reprice resulted in a loss on extinguishment of debt for the fiscal year ended September 30, 2024 of $2.4.

As of September 30, 2024, the Company had no borrowings outstanding under the 2020 Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available as of September 30, 2024.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2024, the Company was in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance for at least the next 12 months.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $429.6 in fiscal 2024, $395.2 in fiscal 2023, and $1.0 in fiscal 2022.

Cash flow from operating activities was $429.6 in fiscal 2024 as compared to $395.2 in the prior fiscal year. This increase of $34.4 was primarily driven by increased cash flow from working capital changes year over year of approximately $58.8 as the Company has continued to return to more normalized working capital levels. The working capital change of approximately $58.8 was primarily a result of the following:

•Approximately $152 of the cash flow increase from working capital was due to collections of accounts receivable in the current year compared to the prior year. As part of the Company's digital transformation, new automated tools were put in place to enable an enhanced and quicker collection process compared to prior year. In addition, the Company had higher outstanding factored receivables at September 30, 2024 compared to September 30, 2023.

•Approximately $44 of the cash flow increase from working capital was due to changes in accounts payable and accrued liabilities driven by timing of payments year over year.

•Offsetting the increase was approximately $136 year-over-year change in inventory. The current year's inventory has stayed relatively flat during fiscal 2024, whereas fiscal 2023 had reduced investments in inventory as our inventory returned to more normalized levels in fiscal 2023.

Cash flow from operating activities was $395.2 in fiscal 2023 as compared to $1.0 in the prior fiscal year. This increase of $394.2 was primarily driven by working capital changes year over year of approximately $397.3 as the Company has worked to return to a more normalized working capital levels. The working capital change of approximately $397.3 was primarily a result of the following:

•Approximately $105 is due to collections of accounts receivable in fiscal 2023 compared to the prior year. The Company had reduced its factoring at the end of fiscal year 2022 compared to the prior year, which resulted in higher collections in fiscal 2023. This increase is partially offset by $55 of changes in accrued sales allowance.

•Approximately $227 of less inventory investment compared to fiscal 2022 as the Company was proactively building safety stock in the prior year and reduced the investment in fiscal 2023 as inventory levels continued the return to a more normalized level.

•Approximately $131 due to changes in accounts payable and accrued liabilities driven by timing of payments.

Investing Activities

Net cash used by investing activities was $114.0 in fiscal 2024 and $56.1 in fiscal 2023, and $90.9 in fiscal 2022, and consisted of the following:

•Capital expenditures were $97.9, $56.8, and $77.8 in fiscal years 2024, 2023, and 2022, respectively. Higher capital spending in fiscal 2024 was primarily related to the Company's digital transformation IT projects and Project Momentum restructuring spend.

•Proceeds from asset sales were $7.3, $0.7, and $0.6 in fiscal 2024, 2023, and 2022, respectively. Fiscal 2024 proceeds were from selling a facility in the Dominican Republic and a facility in Wisconsin.

•Acquisitions of intangible assets of $14.7 relating to the auto care appearance trade names and formulas acquired in Latin America during fiscal 2022.

•Acquisitions, net of cash acquired and working capital payments, were an outflow of $22.4 in fiscal 2024 and an inflow of $1.0 in fiscal 2022. The fiscal 2024 outflow was from the purchase of battery manufacturing assets in Belgium and the purchase of Centralsul. The fiscal 2022 inflow was from the Formulations Acquisition working capital settlement.

•Purchase of available-for-sale securities was $5.2 in fiscal 2024, related to the purchase of bonds issued by the Argentina Central bank, named BOPREALs.

•Proceeds from sale of available-for-sale securities were $4.2 in fiscal 2024, related to the sale of BOPREALs.

Investing cash outflows of approximately $80 to $90 are anticipated in fiscal 2025 for capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $300.3 in fiscal 2024 and $309.4 in fiscal 2023. Net cash from financing activities was $79.1 in fiscal 2022.

For fiscal 2024, cash flow used by financing activities consists of the following:

•Payments on debt with maturities greater than 90 days of $200.8, primarily related to the term loan principal payments of $200.0;

•Net decrease in debt with original maturities of 90 days or less of $6.2, primarily related to repayment of international borrowings;

•Debt issuance costs of $0.9 related to the Term Loan reprice;

•Dividends paid on common stock of $87.4 during fiscal 2024 (see below); and

•Taxes paid for withheld share-based payments of $5.0.

For fiscal 2023, cash flow used by financing activities consists of the following:

•Payments on debt with maturities greater than 90 days of $222.1, primarily related to the early retirement of Senior notes of $21.6 and the term loan principal payments of $200.0;

•Net increase in debt with original maturities of 90 days or less of $1.2, primarily related to international borrowings;

•Dividends paid on common stock of $86.3 during fiscal 2023; and

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

Dividends
Total dividends declared to common shareholders were $88.6, and $87.4 was paid in fiscal 2024.

Subsequent to the fiscal year end, on November 4, 2024, the Board of Directors declared a dividend for the first quarter of fiscal 2025 of $0.30 per share of common stock, payable on December 12, 2024, to all shareholders of record as of the close of business on November 27, 2024.

Share Repurchases

Subsequent to the fiscal year end, in November 2024, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. This replaced the previous authorization that was approved in November 2020. No shares were repurchased in fiscal 2024.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. There was no impact on the Company in fiscal 2024 as no shares were repurchased. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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

The Company has a contractual commitment to repay its long-term debt of $3,180.8 based on the defined terms of our debt agreements. Within the next twelve months, the company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at September 30, 2024 is $568.1 with $136.6 expected within the next twelve months. The company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $700.0 of variable rate debt. Refer to Note 12 Debt for further details.

The Company has an obligation to pay a mandatory transition tax of $12.8. The next payment of $5.7 is due in the second quarter of fiscal 2025 with the remainder due in fiscal year 2026.

On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV for a purchase price of EUR 26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). The Company anticipates the acquisition will close during calendar year 2025, subject to regulatory approvals and other customary closing conditions. Refer to Note 4 Acquisitions for further details.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $10.6. Of this amount, $7.8 is due within the next twelve months. Refer to Note 17 Other Commitments and Contingencies for further details. Energizer is also party to various service and supply contracts that generally extend approximately one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position.

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at September 30, 2024 are $145.3 and $90.1, respectively. Within the next twelve months, operating and finance lease payments are expected to be $20.9 and $4.0, respectively. Refer to Note 10 Leases for further details.

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

Accrued environmental costs at September 30, 2024 were $10.3, of which approximately $3.1 is expected to be spent during fiscal 2025. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

Legal Proceedings

In 2023, three purported class action lawsuits were filed against the Company and Wal-Mart Inc. in the Northern District of California alleging that the defendants conspired to inflate the prices of certain Energizer battery and lighting products (the “Products”) charged by the Company to other retailers and to prevent other retailers from charging consumers prices below Wal-Mart’s pricing, in violation of antitrust and consumer protection laws. The matters were filed on behalf of putative classes of entities that purchased the Products directly from Energizer, persons who purchased the Products directly from a Wal-Mart brick-and-mortar store, and persons who indirectly purchased the Products (other than for resale). All three lawsuits have been consolidated. The plaintiffs seek, among other things, monetary damages, costs and disbursements, reasonable attorneys’ fees, as well as injunctive relief. The Company has not recorded any accruals in its consolidated financial statements as the likelihood of a loss from these cases is not probable nor estimable at this time. The Company believes that it has substantial defenses against the claims and intends to vigorously defend against them.

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. The appeal is pending. The Company has recorded the amount of the judgment within Other current liabilities on the Consolidated Balance Sheet and in Selling, general and administrative expenses on the Consolidated Statement of Earnings and Comprehensive Income.

In addition to the above matters, the Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2024, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $2.6. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $20.2 at September 30, 2024.

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

During the third quarter of fiscal 2024, the Company determined a triggering event had occurred due to missed branded sales forecasts. As a result, the Company performed an interim impairment analysis. The result of the impairment analysis indicated the carrying values of the Rayovac and Varta trade names were greater than their fair values, resulting in indefinite-lived intangible asset non-cash impairments of $85.2 and $25.4 for the Rayovac and Varta trade names, respectively.

The quantitative estimated fair value of the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the brand's historical performance and long-term category projections, to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future growth of the category. Gross margin rate assumptions were based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. Operating expenses were based on historical trends. The discount rate used in the trade name fair value estimate was 11.5% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying value for the Rayovac trade name is $337.0 as of the date of the impairment and remained there at September 30, 2024.

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimated related revenue growth rates, royalty rates, and discount rate. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11.0% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying value for the Varta trade name is $11.6. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

These fair value measurements fell within Level 3 of the fair value hierarchy, see Note 16, Financial Instruments and Risk Management.

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

In fiscal 2024, the Company also performed a qualitative assessment over the Energizer, Eveready and Armor All trade name and no impairments were identified.

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

For Rayovac, the fair value of the trade name exceeded its carrying value of $422.2 by approximately 5%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2024, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, the revenue growth assumption was based on historical trends and management’s expectations for future category trends. The gross margin rate assumption was based on historical trends, management's cost cutting strategies and a market place participant's production capabilities. The gross margin rate utilized was also consistent with rates achieved in fiscal 2023. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2024, as well as long-term operating and advertising strategies. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies. Changes in the assumptions used to estimate the fair value of the Rayovac tradename could result in impairment charges in future periods, which could be material. Specifically, a 50 basis point increase in the discount rate would have resulted in the carrying value of the Rayovac trade name exceeding the fair value by approximately 0.6%.

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

In fiscal 2024, the Company completed a qualitative analysis on all four reporting units and no impairments were identified.

In fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Battery & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%.

In fiscal 2022, the Company completed a quantitative analysis on all four reporting units. As a part of the annual assessment, the Company identified a non-cash impairment of the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. The impairment brought the Auto Care International reporting unit allocated goodwill balance down to zero as of September 30, 2022.

In fiscal 2022, the Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%. The estimated fair value of the Auto Care North America reporting unit, exceeded its carrying value by 12%. Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. Changes in the assumptions used to estimate the fair value of our reporting units could result in impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our reporting units, which also could result in impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially impact our financial statements in any given year.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2024. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for our fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2024 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt, Russia and the Middle East and certain markets in Latin America. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2024 and 2023, Energizer had an unrealized pre-tax loss of $4.6 and an unrealized pre-tax gain of $3.3, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2024 levels, over the next twelve months, $4.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2024 resulted in a gain of $6.2 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

In February 2019, the Company entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. Energizer had an unrealized pre-tax gain on the zinc contracts of $4.0 and an unrealized pre-tax loss of $0.7 at September 30, 2024 and 2023, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2024, Energizer had variable rate debt outstanding with a principal balance of $784.1 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2024.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable debt of $700.0. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional vale of the swap was $700.0 at September 30, 2024.

The pre-tax gain recognized on this interest rate swap was $39.8 and $79.8 as of September 30, 2024 and 2023, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. For the year ended September 30, 2024, our weighted average interest rate on variable rate debt was 3.40%.

Hyperinflationary Economies and Foreign Currency Exposure

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018, and remains highly inflationary as of September 30, 2024. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar or USD) and future exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

In November 2023, a new president was elected in Argentina who implemented significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50%. On December 13, 2023, the ARS exchange rate moved from 367:1 to 800:1 with the USD. The rate remained around this level throughout December, ending December 31, 2023 at a rate of 808:1. The rates have continued to devalue and ended September 30, 2024 at 969:1. The currency devaluation had a significant impact on the remeasurement of the Company's monetary assets and liabilities during the first quarter of fiscal 2024.

As of September 30, 2023, the Company's assets and liabilities on the Argentina subsidiary's balance sheet translated to USD was $40.1 and $14.7, respectively. The translated asset and liability balances declined to $25.8 and $14.6, respectively, at December 31, 2023, and resulted in an exchange loss of $14.7 in Other items, net during the month of December. The Company does not manufacture in Argentina and is an importer primarily of batteries in this region. As a result, the liability balances included USD denominated debt of $10.3 and $8.8 at December 31, 2023 and September 30, 2023, respectively. In addition to the revaluation, the Company also recorded $6.3 of transactional currency exchange losses in Other items, net during December 2023. The Company also recorded a loss of $1.0 on the purchase and sale of bonds issued by the Argentina Central Bank (BCRA), named BOPREALs, which were issued to provide a USD denominated instrument for import companies to pay import debts existing before December 12, 2023, and regulate the flow of reserves from BCRA. As of September 30, 2024, the USD denominated debt has decreased to $8.6.

Effective October 1, 2024, the financial statements for our Egypt subsidiary will also be consolidated under the rules governing the translation of financial information in a highly inflationary economy. As of September 30, 2024, the USD value of monetary assets, net of monetary liabilities, which will now be subject to an earnings impact from translation rate movements for our Egypt affiliate under highly inflationary accounting was $2.4. We have not included any adjustments for Egypt's highly inflationary accounting in our current results as the economy was deemed highly inflationary subsequent to year-end.

It is difficult to determine what future impact the use of highly inflationary accounting for Argentina or Egypt or the new Argentine president and his economic reforms may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the USD and the amount of monetary assets and liabilities included in our affiliates' balance sheet, as well as any additional reforms that may be issued by the new Argentine Administration.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of earnings and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 19 to the consolidated financial statements, the Company offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $189.0 million, which is reflected as a reduction in trade receivables, net and $53.3 million of accrued trade promotions within other current liabilities as of September 30, 2024. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Management accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimated allowance for trade promotions and accrued trade promotions. These procedures also included, among others (i) testing management’s process for developing the estimated allowance for trade promotions and accrued trade promotions; (ii) evaluating the appropriateness of the methods used by management; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to historical patterns and future expectations regarding specific in-market product performance. Evaluating management’s assumptions related to historical patterns and future expectations regarding specific in-market product performance involved evaluating whether the assumptions used by management were reasonable considering (i) the historical performance of similar trade programs; (ii) testing payments and invoice credits related to these trade programs on a sample basis; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Indefinite-Lived Intangible Asset Interim Impairment Assessment - Rayovac Trade Name

As described in Note 11 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance was $641.6 million as of September 30, 2024, of which the carrying value for the Rayovac trade name was $337.0 million. Intangible assets deemed to have an indefinite life are not amortized, but are reviewed annually for impairment of value or when indicators of a potential impairment are present. During the third quarter of fiscal 2024, management determined a triggering event had occurred due to missed branded sales forecasts. As a result, management performed an interim impairment analysis over the Rayovac trade name. The quantitative estimate of fair value was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses, and discount rate. The result of the impairment analysis indicated the carrying value of the Rayovac trade name was greater than its fair value, resulting in indefinite-lived intangible asset non-cash impairment of $85.2 million for the Rayovac trade name.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset interim impairment assessment for the Rayovac trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Rayovac trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margin rates, operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Rayovac trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Rayovac trade name; (ii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margin rates, operating expenses, and discount rate. Evaluating management’s assumptions related to revenue growth rates, gross margin rates, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 19, 2024

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2024	2023	2022
Net sales	$2,887.0	$2,959.7	$3,050.1
Cost of products sold	1,782.7	1,835.7	1,930.6
Gross profit	$1,104.3	$1,124.0	$1,119.5
Selling, general and administrative expense	526.3	489.4	484.5
Advertising and sales promotion expense	143.7	142.3	137.1
Research and development expense	31.6	32.9	34.7
Amortization of intangible assets	58.2	59.4	61.1
Impairment of goodwill and intangible assets	110.6	—	541.9
Interest expense	155.7	168.7	158.4
Loss/(gain) on extinguishment of debt	2.4	(1.5)	—
Other items, net	22.0	57.1	7.3
Earnings/(loss) before income taxes	$53.8	$175.7	$(305.5)
Income tax provision/(benefit)	15.7	35.2	(74.0)
Net earnings/(loss)	$38.1	$140.5	$(231.5)
Mandatory preferred stock dividends	—	—	(4.0)
Net earnings/(loss) attributable to common shareholders	$38.1	$140.5	$(235.5)

Earnings Per Share
Basic net earnings/(loss) per common share	$0.53	$1.97	$(3.37)
Diluted net earnings/(loss) per common share	$0.52	$1.94	$(3.37)

Weighted average shares of common stock - Basic	71.8	71.5	69.9
Weighted average shares of common stock- Diluted	72.7	72.4	69.9

Dividend Per Common Share	$1.20	$1.20	$1.20

Statement of Comprehensive Income
Net earnings/(loss)	$38.1	$140.5	$(231.5)
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(7.1)	(12.0)	32.1
Pension activity, net of tax of $(0.8) in 2024, $9.9 in 2023, and $(2.9) in 2022	(3.2)	30.2	(6.1)
Deferred (loss)/gain on hedging activity, net of tax of $(10.6) in 2024, $(3.6) in 2023, and $19.1 in 2022	(32.6)	(10.6)	59.1
Total comprehensive (loss)/income	$(4.8)	$148.1	$(146.4)
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$216.9	$223.3
Trade receivables, net	441.3	511.6
Inventories	657.3	649.7
Other current assets	163.4	172.0
Total current assets	$1,478.9	$1,556.6
Property, plant and equipment, net	380.1	363.7
Operating lease assets	94.7	98.4
Goodwill	1,046.0	1,016.2
Other intangible assets, net	1,070.9	1,237.7
Deferred tax asset	145.8	88.4
Other assets	126.0	148.6
Total assets	$4,342.4	$4,509.6

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	0.6	0.3
Notes payable	2.1	8.2
Accounts payable	433.1	370.8
Current operating lease liabilities	18.2	17.3
Other current liabilities	353.8	325.6
Total current liabilities	$819.8	$734.2
Long-term debt	3,193.0	3,332.1
Operating lease liabilities	82.4	84.7
Deferred tax liability	8.3	12.4
Other liabilities	103.1	135.5
Total liabilities	$4,206.6	$4,298.9
Shareholders' equity
Common stock, $0.01 par value, 77,074,245 and 77,074,245 shares issued
in 2024 and 2023, respectively	0.8	0.8
Additional paid-in capital	667.6	750.5
Retained losses	(128.4)	(164.8)
Common stock in treasury, at cost, 5,263,833 and 5,574,742 shares
in 2024 and 2023, respectively	(223.6)	(238.1)
Accumulated other comprehensive loss	(180.6)	(137.7)
Total shareholders' equity	$135.8	$210.7
Total liabilities and shareholders' equity	$4,342.4	$4,509.6
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2024	2023	2022
Net earnings/(loss)	$38.1	$140.5	$(231.5)
Adjustments to reconcile net earnings/(loss) to net cash flow from operations:
Non-cash integration and restructuring charges	13.0	7.7	3.0
Impairment of goodwill and intangible assets	110.6	—	541.9
Depreciation and amortization	120.5	122.7	121.6
Deferred income taxes	(43.3)	(38.5)	(135.3)
Share based compensation expense	23.1	21.8	13.2
Gain on finance lease termination	—	—	(4.5)
Loss/(gain) on extinguishment of debt	2.4	(1.5)	—
Gain on sale of real estate	(4.4)	—	—
Foreign currency exchange loss included in income	32.1	17.3	7.8
Settlement loss on U.S. pension annuity buy out	—	50.2	—
Non-cash charges for Brazil flood	—	—	9.7
Non-cash charges for exiting the Russian market	—	—	12.6
Non-cash items included in income, net	17.8	14.6	(1.6)
Other, net	(2.2)	(2.7)	(1.7)
Changes in assets and liabilities used in operations, net of acquisitions
Decrease/(increase) in trade receivables, net	71.8	(80.4)	(185.5)
(Increase)/decrease in inventories	(4.0)	132.3	(94.2)
(Increase)/decrease in other current assets	(0.1)	10.0	20.6
Increase/(decrease) in accounts payable	62.2	35.2	(113.8)
(Decrease)/increase in other current liabilities	(8.0)	(34.0)	38.7
Net cash from operating activities	$429.6	$395.2	$1.0
Cash Flow from Investing Activities
Capital expenditures	(97.9)	(56.8)	(77.8)
Proceeds from sale of assets	7.3	0.7	0.6
Acquisition of intangible assets	—	—	(14.7)
Acquisitions, net of cash acquired and working capital settlements	(22.4)	—	1.0
Purchase of available-for-sale securities	(5.2)	—	—
Proceeds from sale of available-for-sale securities	4.2	—	—
Net cash used by investing activities	$(114.0)	$(56.1)	$(90.9)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	—	—	300.0
Payments on debt with maturities greater than 90 days	(200.8)	(222.1)	(13.7)
Net (decrease)/increase in debt with maturities 90 days or less	(6.2)	1.2	(99.0)
Debt issuance costs	(0.9)	—	(7.6)
Payments to terminate finance leases obligations	—	—	(5.1)
Dividends paid on common stock	(87.4)	(86.3)	(84.9)
Dividends paid on mandatory convertible preferred shares	—	—	(8.1)
Taxes paid for withheld share-based payments	(5.0)	(2.2)	(2.5)
Net cash (used by)/from financing activities	$(300.3)	$(309.4)	$79.1
Effect of exchange rate changes on cash	(21.7)	(11.7)	(22.8)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(6.4)	$18.0	$(33.6)
Cash, cash equivalents, and restricted cash, beginning of period	223.3	205.3	238.9
Cash, cash equivalents, and restricted cash, end of period	$216.9	$223.3	$205.3
The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstand-ing	Common Shares Outstand-ing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/(Losses)	Accumulated Other Comprehens-ive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
Balance, September 30, 2021	2,156	66,864	$—	$0.7	$832.0	$(5.0)	$(230.4)	$(241.6)	$355.7
Net loss	—	—	—	—	—	(231.5)	—	—	(231.5)
Share-based payments	—	—	—	—	13.2	—	—	—	13.2
Conversion of preferred stock to common stock	(2,156)	4,687	—	0.1	—	—	—	—	0.1
Common stock purchased	—	(451)	—	—	15.0	—	—	(15.0)	—
Activity under stock plans	—	170	—	—	(10.1)	(0.1)	—	7.7	(2.5)
Dividends to common shareholders	—	—	—	—	(21.4)	(64.1)	—	—	(85.5)
Dividends to preferred shareholders	—	—	—	—	—	(4.0)	—	—	(4.0)
Other comprehensive income	—	—	—	—	—	—	85.1	—	85.1
Balance, September 30, 2022	—	71,270	$—	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	—	—	140.5	—	—	140.5
Share-based payments	—	—	—	—	22.2	—	—	—	22.2
Activity under stock plans	—	230	—	—	(12.4)	(0.6)	—	10.8	(2.2)
Dividends to common shareholders	—	—	—	—	(88.0)	—	—	—	(88.0)
Other comprehensive income	—	—	—	—	—	—	7.6	—	7.6
Balance, September 30, 2023	—	71,500	$—	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	—	—	38.1	—	—	38.1
Share-based payments	—	—	—	—	23.5	—	—	—	23.5
Activity under stock plans	—	310	—	—	(17.8)	(1.7)	—	14.5	(5.0)
Dividends to common shareholders	—	—	—	—	(88.6)	—	—	—	(88.6)
Other comprehensive loss	—	—	—	—	—	—	(42.9)	—	(42.9)
Balance, September 30, 2024	—	71,810	$—	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
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

Energizer is also a leading designer and marketer of auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, NEVR-DULL®, California Scents®, Driven®, Bahama & Co®, STP® and A/C Pro® trade names. In fiscal 2022, the portfolio was expanded in Latin America to add the Carnu®, Grand Prix®, Kit®, and Tempo® trademarks, and in fiscal 2024, the Company added the Centralsul® trademarks to its portfolio.

Energizer operates as an independent, publicly traded company on the New York Stock Exchange trading under the symbol "ENR."

(2) Summary of Significant Accounting Policies

Energizer’s significant accounting policies, which conform to GAAP and are applied on a consistent basis in all years presented, except as indicated, are described below.

Use of Estimates – The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an ongoing basis, Energizer evaluates its estimates, including those related to customer promotional programs and incentives, product returns, bad debts, the carrying value of inventories, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits, share-based compensation, contingencies and acquisitions. Actual results could differ materially from those estimates. In regard to ongoing impairment testing of goodwill and indefinite lived intangible assets, significant deterioration in future cash flow projections, changes in discount rates used in discounted cash flow models or changes in other assumptions used in estimating fair values, versus those anticipated at the time of the initial acquisition, as well as subsequent estimated valuations, could result in impairment charges that may materially affect the financial statements in a given year. Refer to Note 11, Goodwill & Intangibles, for additional information.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2024 and 2023, Energizer had $216.9 and $223.3, respectively, in available cash, 76.6% and 84.4% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. There was no restricted cash at September 30, 2024 and 2023.

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

Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of September 30, 2024. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

The Egypt economy exceeded the three year cumulate inflation rate of 100 percent as of September 30, 2024. Subsequent to year-end, effective October 1, 2024, the financial statements of our Egypt subsidiary will be consolidated under rules governing the translation of financial information in a highly inflationary economy.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2024 and 2023.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company has an interest rate swap that fixed the variable benchmark component (SOFR) at an interest rate of 1.042% on variable debt of $700.0 The notional value of the swap will stay at this value through December 22, 2024, then will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 at September 30, 2024.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2024 and 2023, the Company had derivative contracts for the future purchases of zinc.

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

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2024 and 2023 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Trade Receivables, net consists of:

	September 30,
	2024	2023
Trade receivables	$636.0	$690.2
Allowance for trade promotions	(189.0)	(174.0)
Allowance for doubtful accounts	(5.7)	(4.6)
Trade receivables, net	$441.3	$511.6

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. The Credit Agreement allows for Energizer to sell a maximum of $600.0 in accounts receivable annually.

During fiscal years 2024 and 2023, the Company sold $591.4 and $587.0, respectively, of receivables under this program. At September 30, 2024 and 2023, Energizer had $135.4 and $77.5, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. In some instances, we may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2024, cash from factored receivables collected but not yet due to the bank included in Other current liabilities was $1.3. There were no factored receivable amounts included in Other current liabilities at September 30, 2023. Additionally, the fees associated with factoring our receivables were $18.3, $15.7, and $7.5 during the years ended September 30, 2024, 2023, and 2022, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in SG&A expense.

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

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2024, 2023 and 2022, amortization expense was $15.5, $13.6 and $10.4, respectively.

Property, Plant and Equipment, net – Property, plant and equipment, net is stated at historical costs. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Property, plant and equipment, net held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and such amortization is included in depreciation expense.

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2024, 2023, and 2022 was $54.3, $55.4, and $53.1, respectively, including accelerated depreciation charges of $7.5, $5.7, and $3.0 in 2024, 2023, and 2022, respectively. Accelerated depreciation in fiscal 2024 and 2023 relates to certain manufacturing assets including property, plant and equipment located at facilities being consolidated as a part of Project Momentum. Accelerated depreciation in fiscal 2022 was primarily related to the IT integration assets and certain manufacturing assets located at facilities that were being consolidated as part of the integration of the Spectrum Holdings Battery and Auto Care Acquisitions completed in fiscal 2019.

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

During the third quarter of fiscal 2024, the Company determined a triggering event had occurred due to missed branded sales forecasts. As a result, the Company performed an interim impairment analysis. The result of the impairment analysis indicated the carrying values of the Rayovac and Varta trade names were greater than their fair values, resulting in indefinite-lived intangible asset non-cash impairments of $85.2 and $25.4 for the Rayovac and Varta trade names, respectively.

There were no impairments identified during the fiscal 2023 annual impairment analysis.

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

Supply Chain Financing - The Company has a voluntary Supplier Financing Program (the program) in collaboration with certain financial institutions that offers participating suppliers access to a third-party service which allows them to view scheduled payments online and enables them the ability to request payment of their invoices from the financial institutions earlier than the negotiated terms with the Company. The Company is not a party to the negotiations or agreements reached between participating suppliers and third-party financial institutions. The Company's obligations, including the amounts due and payment terms, remain unaffected by our suppliers’ decision to participate in the program. The Company does not provide any form of guarantee or assume any liability in connection with the agreements between our suppliers and the third-party financial institutions involved in the program. As of September 30, 2024 and 2023, the Company had $52.5 and $60.9, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated Balance Sheets.

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

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $103.0, $104.3, and $105.9 for the fiscal years ended September 30, 2024, 2023, 2022, respectively.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2024. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

Share-Based Payments – The Company grants restricted stock units, which generally vest over three to four years. Stock compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the full restriction period of the award, with forfeitures recognized as they occur.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for our fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

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

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2024, 2023 and 2022:

	For the Twelve Months Ended September 30,
Net Sales	2024	2023	2022
Batteries	$2,161.4	$2,233.9	$2,298.2
Auto Care	627.5	614.8	622.8
Lights	98.1	111.0	129.1
Total Net Sales	$2,887.0	$2,959.7	$3,050.1

	For the Twelve Months Ended September 30,
Net Sales	2024	2023	2022
North America	$1,824.2	$1,882.1	$1,932.0
Modern Markets	498.8	495.9	515.9
Developing Markets	378.4	391.6	400.9
Distributor Markets	185.6	190.1	201.3
Total Net Sales	$2,887.0	$2,959.7	$3,050.1

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

The preliminary purchase price of the acquisition including the estimated earnout is $16.5. The Company has allocated the preliminary purchase price to the assets acquired and liabilities assumed, and has preliminarily recognized goodwill of $14.6, which is attributable to the workforce of the acquired business and the established distribution footprint of the Centralsul business in the region. This goodwill has been allocated to the Auto Care segment as of September 30, 2024 and is not deductible for tax purposes.

Belgium Acquisition - On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS Belgium) for a contractual purchase price of EUR3.5 (Belgium Acquisition). The Company also acquired certain raw materials from APS Belgium, procured by APS Belgium on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease and the production employees as part of the acquisition, and acquired these assets to provide a battery manufacturing location in Europe. The Company has recorded $0.7 of goodwill in the Battery & Lights segment as of September 30, 2024, which is attributable to the workforce acquired. The goodwill is deductible for tax purposes.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

APS NV Acquisition - On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV for a purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). The Company anticipates the acquisition will close during calendar year 2025, subject to regulatory approvals and other customary closing conditions.

Pro Forma Financial Information- Pro forma results for the Centralsul and Belgium acquisitions were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal years 2024 relate to the Centralsul, Belgium, and APS NV acquisitions. Acquisition and integration costs in fiscal year 2022 related to integration costs from the Global Battery and Auto Care acquisitions acquired from Spectrum Holdings Inc. (Spectrum) in fiscal 2019. There were no acquisition and integration costs during the twelve months ended September 30, 2023.

Pre-tax acquisition and integration costs were $7.2 in the twelve months ended September 30, 2024. Pre-tax costs recorded in Costs of products sold included $3.1. The majority of these costs were recorded in the first fiscal quarter as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium as part of the Belgium Acquisition. These costs were offset by $1.0 from producing inventory for APS Belgium under a transaction services agreement (TSA) entered into at the closing of the transaction which was recorded in Other items, net. No further income is expected from this TSA. The Company also recorded $5.1 of legal and diligence fees in Selling, general and administrative expenses (SG&A) related to acquisition and integration activities during the fiscal year.

Pre-tax acquisition and integration costs were $16.5 in the twelve months ended September 30, 2022. Pre-tax costs recorded in Costs of products sold were $6.0 which primarily related to facility exit and integration restructuring costs of $5.2 as discussed in Note 5, Restructuring. Pre-tax integration costs recorded in SG&A were $9.4 and primarily related to the integration of acquired information technology systems, consulting costs, and retention-related compensation costs. The Company also recorded $1.1 in Research and development related to the integration of these acquisitions.

(5) Restructuring

Project Momentum Restructuring - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which includes an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company.

In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of this program will include an additional year, which will allow for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program. Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with these plans of $180 to $185, non-cash costs of approximately $30, and capital expenditures of $80 to $90 through the end of fiscal 2025.

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

Part of this plan was the exit of the Dixon, IL leased packaging facility, which the Company vacated during the first quarter of fiscal 2022. In the third quarter of fiscal 2022, the Company entered into a termination agreement with the landlord. The Company terminated the lease agreement, reducing the finance lease obligations by $9.8. The termination agreement required the Company to pay a termination fee of $4.0, as well as decommissioning costs and brokerage fees. Since the Company has already vacated the facility as a part of the 2019 restructuring program, most assets associated with the location have already been fully depreciated. The termination of this lease resulted in a gain of $4.5 recognized in Other items, net during fiscal 2022.

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

The pre-tax expense for charges related to the restructuring plans during the twelve months ended September 30, 2024, 2023 and 2022 are noted in the table below, and were reflected in Cost of products sold, Selling, general and administrative expense, Research and development, and Other items, net on the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
	2024	2023	2022
2019 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$(0.1)
Accelerated depreciation and asset write-offs	—	—	1.2
Other restructuring related costs(1)	—	—	2.8
Other items, net
Gain on termination of finance lease(2)	$—	—	(4.5)
Total 2019 Restructuring Costs	$—	$—	$(0.6)
2020 Restructuring Program
Costs of products sold
Severance and related benefit costs	$—	$—	$0.2
Other restructuring related costs(1)	—	—	1.1
Selling, general and administrate expense
Severance and related benefit costs	—	—	0.1
Total 2020 Restructuring Costs	$—	$—	$1.4
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$2.7	$7.7	$—
Accelerated depreciation and asset write-offs	11.1	6.2	—
Other restructuring related costs(1)	49.1	16.0	—
Selling, general and administrate expense
Severance and related benefit costs	4.2	10.7	—
Accelerated depreciation and asset write-offs	1.5	1.3	—
Other restructuring related costs(3)	14.2	14.7	0.9
Other items, net
Gain on sale of assets(4)	(4.4)	—	—
Entity liquidation	(1.2)	(0.2)	—
Momentum Restructuring Cost Total	$77.2	$56.4	$0.9
IT enablement(5)	$14.5	$3.3	$—
Total Restructuring and Related Costs	$91.7	$59.7	$1.7
(1) Includes charges primarily related to consulting, equipment decommissioning and relocation costs, environmental investigatory and mitigation costs, and other facility exit costs.
(2) The gain relates to the exit of our Dixon, IL leased packaging facility, which was a finance leased location. The Company vacated the facility and entered into a termination agreement with the landlord during fiscal year 2022.
(3) Primarily includes consulting, real estate rationalization costs, environmental cleanup, contract termination costs and legal fees for the restructuring program.
(4) Gain on sale of assets relates to the sale of two facilities, in Fennimore, WI and the Dominican Republic, during fiscal year 2024.
(5) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which are enabling the Company to complete restructuring initiatives. Costs are included in SG&A in the Consolidated Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal 2024 would have been included in our Batteries & Lights and Auto Care segments in the amount of $87.0 and $4.7, respectively. The restructuring costs noted above for fiscal year 2023 would have been included in our Batteries & lights and Auto Care segments in the amount of $52.7 and $7.0, respectively. The restructuring costs noted above for fiscal year 2022 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $1.3 and $0.4, respectively.

The following table summarizes the activity related to the Project Momentum restructuring program for the twelve Months Ended September 30, 2024, and 2023:

			Utilized
Project Momentum Restructuring Program	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023 (1)
Severance & termination related costs	$—	$18.4	$3.0	$—	$15.4
Accelerated depreciation & asset write-offs	—	7.5	—	7.5	—
Other restructuring related costs	0.9	30.5	28.0	0.1	3.3
IT enablement	—	3.3	2.3	0.1	0.9
Total Project Momentum restructuring and related costs	$0.9	$59.7	$33.3	$7.7	$19.6

			Utilized
	September 30, 2023 (1)	Charge to Income	Cash	Non-Cash	September 30, 2024 (1)
Severance & termination related costs	$15.4	$6.9	$15.1	$—	$7.2
Accelerated depreciation & asset write-offs	—	12.6	—	12.6	—
Other restructuring related costs	3.3	57.7	46.7	1.9	12.4
IT enablement	0.9	14.5	13.0	0.3	2.1
Total Project Momentum restructuring and related costs	$19.6	$91.7	$74.8	$14.8	$21.7
(1) At September 30, 2024 and 2023, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 19, Supplemental Financial Statement Information for additional details.

The following table summarizes the activity related to the 2019 restructuring program for the twelve Months Ended September 30, 2023 and 2022:

			Utilized
2019 Restructuring Program	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022
Severance & termination related costs	$1.4	$(0.1)	$1.2	$—	$0.1
Accelerated depreciation & asset write-offs	—	1.2	—	1.2	—
Gain on sale of fixed assets	0.5	—	0.5	—	—
Gain on termination of finance lease	—	(4.5)	5.1	(9.6)	—
Other exit costs	2.2	2.8	5.0	—	—
Total	$4.1	$(0.6)	$11.8	$(8.4)	$0.1

	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023
Severance & termination related costs	$0.1	$—	$0.1	$—	$—
Total	$0.1	$—	$0.1	$—	$—

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the 2020 restructuring program for the Twelve Months Ended September 30, 2023 and 2022:

			Utilized
2020 Restructuring Program	September 30, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022
Severance & termination related costs	$0.9	$0.3	$0.5	$—	$0.7
Other restructuring related costs	0.7	1.1	1.8	—	$—
Total	$1.6	$1.4	$2.3	$—	$0.7

	September 30, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023
Severance & termination related costs	$0.7	$—	$0.7	$—	$—
Other restructuring related costs	$—	$—	$—	$—	—
Total	$0.7	$—	$0.7	$—	$—

(6) Income Taxes

The provisions/(benefit) for income taxes consisted of the following:

	For the Years Ended September 30,
	2024	2023	2022
Current:
United States - Federal	$10.7	$14.4	$(1.9)
State	1.8	5.3	3.5
Foreign	46.5	54.0	59.7
Total current	$59.0	$73.7	$61.3
Deferred:
United States - Federal	(43.9)	(34.8)	(113.1)
State	(5.2)	(4.5)	(14.2)
Foreign	5.8	0.8	(8.0)
Total deferred	$(43.3)	$(38.5)	$(135.3)
Provision/(benefit) for income taxes	$15.7	$35.2	$(74.0)

The source of pre-tax earnings/(loss) was:

	For the Years Ended September 30,
	2024	2023	2022
United States	$(177.7)	$(105.3)	$(554.5)
Foreign	231.5	281.0	249.0
Pre-tax earnings/(loss)	$53.8	$175.7	$(305.5)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A reconciliation of income tax provision/(benefit) with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2024		2023		2022
Computed tax at federal statutory rate	$11.3	21.0%	$36.9	21.0%	$(64.2)	21.0%
State income taxes, net of federal tax benefit	(2.2)	(4.1)	(0.6)	(0.3)	(9.7)	3.2
Foreign rate differential	2.3	4.3	(4.2)	(2.4)	4.4	(1.4)
Adjustments to prior years' tax accruals	(1.1)	(2.0)	3.1	1.8	1.0	(0.3)
Other taxes including repatriation of foreign earnings and GILTI	4.7	8.7	2.5	1.4	2.4	(0.8)
Foreign tax incentives	—	—	(2.1)	(1.2)	(2.8)	0.9
Uncertain tax positions	(2.3)	(4.3)	(3.2)	(1.8)	(10.1)	3.3
Other, net	3.0	5.6	2.8	1.5	5.0	(1.7)
Total	$15.7	29.2%	$35.2	20.0%	$(74.0)	24.2%

The Company was granted a foreign tax incentives providing for a reduced tax rate on profits related to certain battery productions which expired in March 2023.

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2024	2023
Deferred tax assets:
Accrued liabilities	$46.0	$38.6
Deferred and stock-related compensation	10.2	11.2
Tax loss carryforwards and tax credits	23.7	18.8
Intangible assets	1.7	2.7
Pension plans	7.6	7.5
Inventory differences and other tax assets	25.9	20.8
Operating leases	24.0	24.3
Interest expense limited under Sec 163j	138.7	117.0
Gross deferred tax assets	277.8	240.9
Deferred tax liabilities:
Depreciation and property differences	(24.6)	(22.2)
Intangible assets	(68.4)	(85.8)
Operating leases	(23.3)	(24.1)
Other tax liabilities	(14.6)	(26.8)
Gross deferred tax liabilities	(130.9)	(158.9)
Valuation allowance	(9.4)	(6.0)
Net deferred tax assets	$137.5	$76.0

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $4.2 between fiscal years 2025 and 2027 at September 30, 2024. In addition, there are $9.8 of tax loss carryforwards and credits with no expiration at September 30, 2024. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2024, approximately $1,342 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $282, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2024	2023	2022
Unrecognized tax benefits, beginning of year	$7.1	$9.2	$13.5
Additions based on current year tax positions and acquisitions	0.1	—	—
Settlements with taxing authorities/statute expirations	(2.0)	(2.1)	(4.3)
Unrecognized tax benefits, end of year	$5.2	$7.1	$9.2

Included in the unrecognized tax benefits noted above are $5.2 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $0.9 of interest (net of the deferred tax asset of less than $0.1) and penalties of $0.5 at September 30, 2024, $2.2 of interest (net of the deferred tax asset of $0.2) and penalties of $0.9 at September 30, 2023, and $3.0 of interest (net of the deferred tax asset of $0.1) and penalties of $1.2 at September 30, 2022. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

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

(7) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan (2015 Plan) on July 1, 2015. Under the terms of the 2015 Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2015 Plan reserved 10 million shares of common stock for issuance under that plan.

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

At September 30, 2024, there were 7.0 million shares available for future awards under the 2023 Plan.

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $23.5, $22.2, $13.2 for the years ended September 30, 2024, 2023 and 2022, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $3.5, $3.5 and $2.1 for the years ended September 30, 2024, 2023 and 2022, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Restricted Stock Units (RSU)

In November 2020, the Company granted RSU awards to a group of key employees of approximately 120,000 shares that vest ratably over four years. The closing stock price on the date of the grant used to determine the award fair value was $42.98.

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

In November 2022, the Company granted RSU awards to a group of key employees of approximately 391,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 138,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 322,000 performance shares to a group of key executives that will vest subject to two performance requirements. Half of the awards will vest based on meeting target amounts for cumulative adjusted earnings per share and the other half will vest based on TSR metrics compared to the Company's performance peer group over the three year performance period. These performance measures are equally weighted with the maximum award payout of approximately 644,000 shares. The closing stock price on the date of the grant used to determine the award fair value for the cumulative adjusted earnings per share portion of the award was $29.23

In November 2023, the Company granted RSU awards to a group of key employees of approximately 310,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 107,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 250,000 performance shares to a group of key executives that will vest subject two performance requirements. Half of the awards will vest based on meeting target amounts for cumulative adjusted earnings per share and the other half will vest based on TSR metrics compared to the Company's performance peer group over the three year performance period. The maximum award payout of approximately 500,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $33.57.

The portion of the November 2021, 2022, and 2023 performance awards that are contingent upon achievement of the TSR have a 47.6%, 45.7% and 53.7% fair value premium, respectively, added to the closing stock price on the date of the grant based on a simulation of outcomes under a Monte Carlo valuation model. The assumptions for the valuation of TSR performance shares granted during the year ended September 30, 2024, 2023, and 2022 are summarized in the table below:

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Expected term (in years)	3.0	3.0	3.0
Expected volatility	31.3%	41.1%	42.3%
Expected dividend rate	3.6%	4.1%	3.1%
Expected risk-free rate	4.7%	4.6%	0.8%
Fair value of TSR award at grant	$49.56	$44.92	$56.45

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

The following table summarizes the Company's RSU activity (including performance awards at stretch) during the current fiscal year (shares in millions):

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSU at October 1, 2023	2.7	$38.72
Granted	1.0	$37.24
Vested	(0.5)	$39.12
Cancelled	(0.4)	$39.16
Nonvested RSU at September 30, 2024	2.8	$38.75

As of September 30, 2024, there was an estimated $29.8 of total unrecognized compensation costs related to the outstanding RSU awards, which will be recognized over a weighted-average period of 1.1 years. The weighted average estimated fair value for RSU awards granted was $37.4, $40.8, and $52.5 for September 30, 2024, 2023 and 2022, respectively. The estimated fair value of RSU awards that vested was $17.9, $10.6, and $12.1 in fiscal 2024, 2023 and 2022, respectively.

Subsequent to year-end, in November 2024, the Company granted RSU awards to a group of key employees of approximately 333,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 116,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 270,000 performance shares to a group of key executives that will vest subject to meeting certain performance metrics over the three year performance period. The maximum award payout of approximately 540,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $32.61.

(8) Earnings per share

Basic net earnings/(loss) per share is based on the average number of common shares outstanding during the period. Diluted net earnings/(loss) per share is based on the average number of shares used for the basic net earnings/(loss) per share calculation, adjusted for the dilutive effect of restricted stock units, performance shares, deferred compensation equity plan and Mandatory Convertible Preferred Stock (MCPS).

During the second quarter of fiscal year 2022, the MCPS were converted to approximately 4.7 million shares of Common stock. For the twelve months ended September 30, 2022, the issued common shares are included in the basic weighted average common shares outstanding for the period subsequent to the conversion, and included in the diluted calculation prior to their conversion using the if-converted method and are only included if the conversion would be further dilutive to the calculation. The Company's MCPS were considered anti-dilutive for the year ended September 30, 2022 and excluded from the calculations of diluted earnings/(loss).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the years ended September 30, 2024, 2023 and 2022:

	For the Years Ended September 30,
(in millions, except per share data)	2024	2023	2022
Basic earnings / (loss) per share
Net earnings/(loss)	$38.1	$140.5	$(231.5)
Mandatory preferred stock dividends	—	—	(4.0)
Net earnings/(loss) attributable to common shareholders	$38.1	$140.5	$(235.5)

Weighted average common shares outstanding - basic	71.8	71.5	69.9

Basic net earnings/(loss) per common share	$0.53	$1.97	$(3.37)

Diluted earnings / (loss) per share
Net earnings/(loss) attributable to common shareholders	$38.1	$140.5	$(235.5)

Weighted average common shares outstanding - basic	71.8	71.5	69.9
Effect of dilutive restricted stock units	0.4	0.4	—
Effect of dilutive performance shares	0.5	0.5	—
Weighted average common shares outstanding - diluted	72.7	72.4	69.9

Diluted net earnings/(loss) per common share	$0.52	$1.94	$(3.37)

For the year ended September 30, 2024, all outstanding RSU were dilutive and included in the diluted net earnings per share calculations. Performance based restricted stock units of 1.2 million were excluded from the diluted weighted average shares outstanding calculation as the performance targets for those shares had not been achieved as of the end of the current period.

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

(9) Segments

The Company's segments are two product groupings, Battery & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), Project Momentum restructuring and related charges, network transition costs, acquisition and integration activities, acquisition earn out, a litigation matter, amortization of intangibles, impairment of goodwill and intangible assets, the costs of the flooding of our manufacturing facility in Brazil, the costs of exiting the Russian market, and other items determined to be corporate in nature. Financial items, such as interest income and expense, loss/(gain) on extinguishment of debt, December 2023 Argentina economic reform, settlement loss on U.S. pension annuity buy out, and gain on finance lease termination are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of goodwill and intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the fiscal years ended September 30, 2024, 2023, and 2022 are presented below, as well as the reconciliation from segment profit to Earnings/(loss) before income taxes:

	For the Years Ended September 30,
Net Sales	2024	2023	2022
Batteries & Lights	$2,259.5	$2,344.9	$2,427.3
Auto Care	627.5	614.8	622.8
Total net sales	$2,887.0	$2,959.7	$3,050.1
Segment Profit
Batteries & Lights	554.8	551.5	553.6
Auto Care	94.1	75.0	46.5
Total segment profit	$648.9	$626.5	$600.1
General corporate and other expenses (1)	(115.3)	(107.2)	(101.6)
Project Momentum restructuring and related costs (2)	(91.7)	(59.7)	(0.9)
Network transition costs (3)	(11.7)	—	—
Acquisition and integration costs (4)	(7.2)	—	(16.5)
Acquisition earn out (5)	—	—	(1.1)
Amortization of intangible assets	(58.2)	(59.4)	(61.1)
Impairment of goodwill & intangible assets	(110.6)	—	(541.9)
Litigation matter (6)	(13.7)	—	—
Interest expense	(155.7)	(168.7)	(158.4)
(Loss)/gain on extinguishment of debt	(2.4)	1.5	—
December 2023 Argentina economic reform (7)	(22.0)	—	—
Settlement loss on U.S. pension annuity buy out (8)	—	(50.2)	—
Exit of Russian market (9)	—	—	(14.6)
Gain on finance lease termination (10)	—	—	4.5
Brazil flood damage, net of insurance proceeds (11)	—	—	(9.7)
Other items, net - adjusted (12)	(6.6)	(7.1)	(4.3)
Total earnings/(loss) before income taxes	$53.8	$175.7	$(305.5)
(1) Recorded in Selling, general, and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income.
(2) Project Momentum restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Project Momentum restructuring and related costs	2024	2023	2022
Cost of products sold	$62.9	$29.9	$—
SG&A - Restructuring	19.9	26.7	0.9
SG&A - IT Enablement	14.5	3.3	—
Other items, net	(5.6)	(0.2)	—
Total Project Momentum restructuring and related costs	$91.7	$59.7	$0.9

(3) This represents incremental network transition costs, primarily related to air freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in COGS on the Consolidated Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(4) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and Integration Costs	2024	2023	2022
Cost of products sold	$3.1	$—	$6.0
SG&A	5.1	—	9.4
Research and development	(1.0)	—	1.1
Total Acquisition and Integration Costs	$7.2	$—	$16.5

(5) This represents the earn out achieved under management incentive agreements entered into as part of the fiscal year 2021 Formulations Acquisition and is recorded in Selling, general and administrative expense on the Consolidated Statement of Earnings and Comprehensive Income.
(6) In 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. In September 2024, a Swiss court issued a $13.7 judgment against the Company. The Company disagrees with the judgment and filed an appeal in October 2024.
(7) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $22.0 of currency exchange and related losses in Other items, net on the Consolidated Statement of Earnings and Comprehensive Income.
(8) The Settlement loss is due to the execution of a partial retiree annuity buy out on the U.S. pension plan in fiscal 2023. This charge is included in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.
(9) These are the costs associated with the Company's exit of the Russian market during fiscal 2022. Exiting the Russian market resulted in Cost of products sold of $1.3 related to the impairment of inventory in Russia and shipping costs to get inventory to other markets, impairment of other assets and severance recorded in SG&A of $5.8 and currency impacts recorded in Other items, net of $7.5 on the Consolidated Statement of Earnings and Comprehensive Income.
(10) This represents the termination of a finance lease in fiscal year 2022 associated with a facility that was exited as a part of the Company's 2019 Restructuring program. The gain was recorded in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.
(11) These are the costs associated with the May 2022 flooding of our Brazilian manufacturing facility, which were recorded in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income, net of insurance proceeds. The majority is related to write off of damaged inventory.
(12) Below is the reconciliation of Other items, net as reflected on the Consolidated Statement of Earnings and Comprehensive Income to the adjusted amount included in the table above:

	For the Years Ended September 30,
	2024	2023	2022
Other items, net	$22.0	$57.1	$7.3
Restructuring and related costs (2 above)	5.6	0.2	—
Acquisition and integration (4 above)	1.0	—	—
December 2023 Argentina Economic Reform (7 above)	(22.0)	—	—
Settlement loss on US pension annuity buy out (8 above)	—	(50.2)	—
Costs to exit Russia market (9 above)	—	—	(7.5)
Gain on finance lease termination (10 above)	—	—	4.5
Other items, net - adjusted	$6.6	$7.1	$4.3

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by Spectrum per the purchase agreements and tax asset balances that are managed outside of operating segments.

	September 30,
Total Assets	2024	2023
Batteries & Lights	$1,421.1	$1,362.0
Auto Care	352.7	423.5
Total segment assets	$1,773.8	$1,785.5
Corporate	451.7	470.2
Goodwill and other intangible assets, net	2,116.9	2,253.9
Total assets	$4,342.4	$4,509.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	September 30,
Long-Lived Assets	2024	2023
United States	$543.8	$510.7
Singapore	42.1	56.2
Indonesia	41.3	33.0
United Kingdom	55.4	61.2
Other International	64.0	38.0
Total long-lived assets excluding goodwill and intangibles	$746.6	$699.1

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2024	2023	2022
Batteries & Lights	$84.9	$47.8	$65.8
Auto Care	13.0	9.0	12.0
Total segment capital expenditures	$97.9	$56.8	$77.8
Depreciation and Amortization
Batteries & Lights	$50.3	$52.2	$50.6
Auto Care	12.0	11.1	9.9
Total segment depreciation and amortization	62.3	63.3	60.5
Amortization of intangible assets	58.2	59.4	61.1
Total depreciation and amortization	$120.5	$122.7	$121.6

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2024	2023	2022
United States	$1,706.3	$1,751.1	$1,799.5
International	1,180.7	1,208.6	1,250.6
Total net sales	$2,887.0	$2,959.7	$3,050.1

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

As of September 30, 2024 and 2023 the amounts for leases included on our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2024	September 30, 2023
Operating Leases:
Operating lease assets	$94.7	$98.4

Operating lease liabilities - current	18.2	17.3
Operating lease liabilities	82.4	84.7
Total Operating Lease Liabilities	$100.6	$102.0

Weighted-average remaining lease term (in years)	16.1	15.5
Weighted-average discount rate	4.0%	4.1%

Finance Leases(1):
Property, plant and equipment, net	$46.0	$31.1

Current portion of finance leases	0.6	0.3
Long-term debt	48.6	31.7
Total Finance Lease Liabilities	$49.2	$32.0

Weighted Average remaining lease term (in years)	20.0	22.5
Weighted-average discount rate	6.2%	6.7%
(1) During fiscal year 2024, the Company assumed a finance lease with the Belgium Acquisition. Finance asset and Lease Liabilities associated with this lease were approximately $16.4 and $17.4, respectively, at September 30, 2024.

The following table presents the components of lease expense:

	For the Years Ended September 30,
	2024	2023	2022
Operating lease costs	$20.6	$19.9	$19.7
Finance lease costs:
Amortization of assets	2.2	1.2	2.5
Interest on lease liabilities	3.0	2.1	2.5
Variable lease costs	1.2	1.3	1.3
Total lease costs	$27.0	$24.5	$26.0

Supplemental cash and non-cash information related to leases:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.0	$20.5	$20.4
Operating cash flows from finance leases	3.0	2.1	2.5
Financing cash flows from finance leases (1)	1.0	0.3	5.0
Non-cash increase in lease assets and lease liabilities:
Operating leases (2)	$11.4	$13.0	$6.4
(1) Financing cash flows from finance leases in fiscal year 2022 includes the $4.0 termination fee for the Dixon, IL finance lease termination discussed above.
(2) The fiscal 2024 increase in operating lease assets and liabilities was primarily related to the headquarters relocation in St. Louis, MO, as well as other normal lease activity occurring through normal course of business. The fiscal 2023 increase in operating lease assets and liabilities was primarily driven by the Project Momentum network reorganization and real estate optimization programs, as well as normal lease renewals occurring through normal course of business. The fiscal 2022 increase in operating lease assets and liabilities includes normal lease renewals and immaterial lease modifications occurring through the normal course of business.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases
2025	$20.9	$4.0
2026	16.0	4.1
2027	11.2	4.1
2028	10.7	4.2
2029	10.1	4.2
Thereafter	76.4	69.5
Total lease payments	145.3	90.1

Less: Imputed interest	(44.7)	(40.9)
Present value of lease liabilities	$100.6	$49.2

(11) Goodwill and intangible assets

The following table sets forth goodwill by segment and represents the change in the carrying amount of goodwill at September 30, 2024 and 2023:

	Batteries & Lights	Auto Care	Total
Balance at September 30, 2022	$868.9	$134.2	$1,003.1
Cumulative translation adjustment	13.1	—	13.1
Balance at September 30, 2023	$882.0	$134.2	$1,016.2
Belgium Acquisition	0.7	—	0.7
Centralsul Acquisition	—	14.6	14.6
Cumulative translation adjustment	15.2	(0.7)	14.5
Balance at September 30, 2024	$897.9	$148.1	$1,046.0

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

During fiscal 2024, the Company completed a qualitative analysis over all goodwill reporting units. No impairments were identified.

During fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Battery & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%

During fiscal 2022, the Company completed a quantitative analysis on all four reporting units. As a part of the annual assessment, the Company identified a non-cash impairment within the Auto Care International reporting unit of $17.4. This non-cash impairment was primarily driven by significant sustained currency headwinds in the fourth quarter of fiscal 2022, which were expected to continue into fiscal 2023 and were included within the cash flow models, declines in the Auto Care category projections late in the fourth quarter of fiscal 2022, and an increased discount rate. The impairment brought the Auto Care International reporting unit allocated goodwill balance down to zero as of September 30, 2022. This fair value measurement fell within Level 3 of the fair value hierarchy, see Note 16, Financial Instruments and Risk Management.

In fiscal 2022, the Battery & Lights reporting units estimated fair value exceeded their carrying values by more than 100%. The estimated fair value of the Auto Care North America reporting unit, exceeded its carrying value by 12%. Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. Changes in the assumptions used to estimate the fair value of the Company's goodwill reporting units could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, or (iii) increases in the discount rate.

Indefinite-lived Intangible Asset Annual Impairment Analysis

During the fourth quarter of each fiscal year, or more frequently if facts and circumstances indicate impairment, the Company completes impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in the various battery, auto care and lighting product categories.

During the third quarter of fiscal 2024, the Company determined a triggering event had occurred due to missed branded sales forecasts. As a result, the Company performed an interim impairment analysis. The result of the impairment analysis indicated the carrying values of the Rayovac and Varta trade names were greater than their fair values, resulting in indefinite-lived intangible asset non-cash impairments of $85.2 and $25.4 for the Rayovac and Varta trade names, respectively.

The quantitative estimated fair value of the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the brand's historical performance and long-term category projections, to determine forecasted cash flows and operating data.
Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future growth of the category. Gross margin rate assumptions were based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. Operating expenses were based on historical trends. The discount rate used in the trade name fair value estimate was 11.5% and was based on a weighted-average cost of capital utilizing industry market data of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

similar companies. The new carrying value for the Rayovac trade name was $337.0 as of the date of the impairment and remained there at September 30, 2024.

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimates related to revenue growth rates, royalty rates, and discount rate. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying value for the Varta trade name is
$11.6. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

For fiscal 2024, a qualitative analysis was performed over the Energizer, Eveready and Armor All trade names and no impairments were identified.

For fiscal 2023, a quantitative assessment was performed over the Rayovac and Armor All trade names due to the prior year impairments, and a qualitative assessment was performed over the Energizer, Eveready and Varta trade names. No impairments were identified and the Armor All trade name fair value exceed its carrying value by more than 20%.

For Rayovac, the fair value of the trade name exceeded its carrying value of $422.2 by approximately 5%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2024, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, the revenue growth assumption was based on historical trends and management’s expectations for future category trends. The gross margin rate assumption was based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. The gross margin rate utilized is consistent with rates achieved in fiscal 2023. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2024, as well as long-term operating and advertising strategies. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies.

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

The quantitative estimated fair values were determined using the multi-period excess earnings method, which requires significant assumptions for each brand, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for our Armor All, STP and Rayovac fair value models were generated using the company’s three-year strategic plan, the Company's annual budget plan for fiscal 2023, and long-term category projections to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand and category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2023, as well as long-term operating and advertising strategies. The discount rates used in the trade name fair value estimates ranged between 9.5% and 10.0%, and are based on a weighted-average cost of capital utilizing industry market data of similar companies. The carrying values for Armor All, STP, and Rayovac trade names were $228.5, $76.4, and $422.2, respectively. These fair value measurement fell within Level 3 of the fair value hierarchy, see Note 16, Financial Instruments and Risk Management.

STP is within the fuel and oil additives category and due to the current expectation for an increased percentage of electric vehicles in the car parc over the long term, the Company converted the STP trade name into a definite-life intangible asset with a 25 year useful life. This conversion resulted in additional annual pre-tax amortization expense of approximately $3.0.
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

Total intangible assets at September 30, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$155.0	$(37.8)	$117.2
Customer Relationships	395.0	(166.8)	228.2
Patents	34.5	(21.0)	13.5
Proprietary technology	172.5	(117.5)	55.0
Proprietary formulas	29.2	(13.8)	15.4
Total amortizable intangible assets	$786.2	$(356.9)	$429.3
Trademarks and trade names - indefinite lived	641.6	—	641.6
Total Other intangible assets, net	$1,427.8	$(356.9)	$1,070.9

Total intangible assets at September 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$142.4	$(29.4)	$113.0
Customer Relationships	394.2	(139.7)	254.5
Patents	33.9	(18.2)	15.7
Proprietary technology	172.5	(100.0)	72.5
Proprietary formulas	29.2	(10.0)	19.2
Vendor relationships	7.5	(7.5)	$—
Total amortizable intangible assets	$779.7	$(304.8)	$474.9
Trademarks and trade names - indefinite lived	762.8	—	762.8
Total Other intangible assets, net	$1,542.5	$(304.8)	$1,237.7

The indefinite lived intangible asset balance difference between the periods is driven by currency adjustments, the Rayovac and Varta impairments discussed above, and the move of the Varta tradename from indefinite lived to definite lived.

Amortizable intangible assets, with a weighted average remaining life of 10.2 years, are amortized on a straight-line basis over expected lives of 3 to 25 years. Amortization expense for intangible assets totaled $58.2, $59.4, and $61.1 for the twelve months ended September 30, 2024, 2023 and 2022, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Estimated amortization expense for amortizable intangible assets at September 30, 2024 are as follows:

Estimated amortization expense
2025	$58.8
2026	54.0
2027	52.3
2028	47.6
2029	40.0
Thereafter	176.6
Estimated future amortization expense	$429.3

(12) Debt

The detail of long-term debt was as follows:

	September 30,
	2024	2023
Senior Secured Term Loan Facility due 2027	$782.0	$982.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	723.8	687.2
Finance lease obligations	49.2	32.0
Total long-term debt, including current maturities	$3,230.0	$3,376.2
Less current portion	(12.6)	(12.3)
Less unamortized debt premium and debt issuance fees	(24.4)	(31.8)
Total long-term debt	$3,193.0	$3,332.1
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - In December 2020, the Company entered into a Credit Agreement (Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan due December 2027. On December 31, 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0.

In February 2023, the Company further amended the Credit Agreement to transition the interest reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Finance Rate (SOFR). There were no other changes to the Company's Credit Agreement or timing of cash flows.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $3.0. Borrowings under the 2020 Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants. The Company completed a Term Loan reprice in the current fiscal year which decreased the applicable margin.

During fiscal 2024, the Company paid down $200.0 of the Term Loan, including early payments of $188.0. The prepayments and reprice of the Term Loan during fiscal 2024 resulted in a net Loss on extinguishment of debt for the year of $2.4 recorded on the Consolidated Statement of Earnings and Comprehensive Income.

During fiscal 2023, the Company paid down $200.0 of the Term Loan, including early payments of $188.0. The Company wrote off deferred financing fees of $1.6 during the twelve months ended September 30, 2023, as a result of these early payments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

As of September 30, 2024, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available as of September 30, 2024. As of September 30, 2024 and September 30, 2023, our weighted average interest rate on short-term borrowings was 7.3% and 7.7%, respectively.

Senior Notes - Fiscal 2023 Activity - During fiscal 2023, the Company retired $16.3 of the 4.750% Senior Notes due in 2028 and $8.7 of the 4.375% Senior Notes due in 2029 for a cash cost of $21.6. The Company wrote off $0.3 of deferred financing fees as a result of these transactions.

The retirement of Senior Notes, along with the prepayment of the Term Loan noted above, resulted in a net Gain on extinguishment of debt for the twelve months ended September 30, 2023 of $1.5 recorded on the Consolidated Statement of Earnings and Comprehensive Income.

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

Notes Payable - The notes payable balance was $2.1 at September 30, 2024 and $8.2 at September 30, 2023. The balances are comprised of other borrowings, including those from foreign affiliates. The company had no outstanding borrowings on the 2020 Revolving Facility at September 30, 2024 and September 30, 2023.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2024, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2024 were as follows:

Long-term debt
2025	$12.0
2026	12.0
2027	12.0
2028	1,629.7
2029	1,515.1
Total long-term debt payments due	$3,180.8

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

During the second fiscal quarter of 2024, the Trustees of the U.K. pension plan entered into a buy-in agreement with a third party insurance company. The buy-in arrangement is an insurance contract providing substantially all future benefit plan payments to the U.K. pension plan participants. However, the primary benefit obligation remains with the Company. All of the U.K. pension plan assets were transferred to the insurer in exchange for the insurance contract at the effective date of the buy-in agreement. The insurance contract remains an asset of the U.K. pension plan and is considered a Level 3 investment. The insurance contract had a fair value of $53.6 at September 30, 2024 and was valued on an insurer pricing basis, which reflects the purchase price adjusted for movements in market indicators such as gilt yields, inflation and other actuarial assumptions, which approximates fair value.

The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U,K, pension plan pension obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement loss as a component of the net periodic pension cost.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2024	2023	2024	2023
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$254.6	$383.4	$89.8	$84.8
Service cost	—	—	0.4	0.3
Interest cost	14.5	19.9	3.8	3.6
Actuarial loss/(gain)	15.4	0.2	15.3	(0.6)
Benefits paid	(24.9)	(28.7)	(5.1)	(5.6)
Expenses paid	—	—	(0.7)	—
Plan settlements	—	(120.2)	—	—
Foreign currency exchange rate changes	—	—	7.7	7.3
Projected Benefit Obligation at end of year	$259.6	$254.6	$111.2	$89.8
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$222.2	$356.9	$83.4	$78.3
Actual return on plan assets	38.3	11.8	5.3	0.7
Company contributions	2.5	2.4	4.4	3.4
Plan settlements	—	(120.2)	—	—
Benefits paid	(24.9)	(28.7)	(5.1)	(5.6)
Expenses paid	—	—	(0.7)	—
Foreign currency exchange rate changes	—	—	7.5	6.6
Estimated fair value of plan assets at end of year	$238.1	$222.2	$94.8	$83.4
Funded status at end of year	$(21.5)	$(32.4)	$(16.4)	$(6.4)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2024	2023	2024	2023
Noncurrent assets	$0.6	$—	$0.2	$8.7
Current liabilities	(2.3)	(2.3)	(0.7)	(0.6)
Noncurrent liabilities	(19.8)	(30.1)	(15.9)	(14.5)
Net amount recognized	$(21.5)	$(32.4)	$(16.4)	$(6.4)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre-tax	$(101.7)	$(113.4)	$(45.9)	$(29.9)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2024 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive income/(loss)	U.S.	International
Net income/(loss) arising during the year	$10.0	$(14.0)
Effect of exchange rates	—	(3.0)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	1.7	1.0
Total income/(loss) recognized in other comprehensive loss	$11.7	$(16.0)

Energizer expects to contribute $2.3 to its U.S. plans and $0.8 to its International plans in fiscal 2025.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2025	$24.6	$5.6
2026	24.8	5.6
2027	24.5	5.7
2028	22.2	5.7
2029	21.6	5.8
2029 to 2033	95.3	30.5

The accumulated benefit obligation for the U.S. plans was $259.6 and $254.6 and for the foreign plans was $109.5 and $88.7 at September 30, 2024 and 2023, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2024	2023	2024	2023
Projected benefit obligation	$22.1	$254.6	$16.3	$49.4
Accumulated benefit obligation	22.1	254.6	15.3	48.3
Estimated fair value of plan assets	—	222.1	—	34.3

Pension plan assets in the U.S. plan represent approximately 72% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 30%, and (b) debt securities, including U.S. bonds: 70%. Actual allocations at September 30, 2024 approximated these targets. The U.S. plan held

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

no shares of Company common stock at September 30, 2024. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$0.4	$0.3	$0.6
Interest cost	14.5	19.9	12.7	3.8	3.6	1.8
Expected return on plan assets	(13.0)	(20.3)	(22.8)	(4.0)	(3.2)	(3.2)
Recognized net actuarial loss	1.7	2.1	6.4	1.0	0.6	0.8
Settlement loss recognized on other pension plans	—	50.2	—	—	—	0.2
Net periodic expense/(benefit)	$3.2	$51.9	$(3.7)	$1.2	$1.3	$0.2

The service cost component of the net periodic expense/(benefit) above is recorded in Selling, general and administrative expense (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2025 are net actuarial losses of $1.9 for the U.S. Plan and $2.0 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2024	2023	2022	2024	2023	2022
Plan obligations:
Discount rate	4.9%	6.0%	5.6%	3.2%	4.0%	4.0%
Compensation increase rate	—	—	—	2.5%	2.7%	2.4%
Net periodic benefit cost:
Discount rate	6.0%	5.6%	2.6%	4.0%	4.0%	1.3%
Expected long-term rate of return on plan assets	5.1%	5.1%	5.2%	4.5%	3.6%	2.6%
Compensation increase rate	—	—	—	2.7%	2.4%	2.2%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2024 and 2023 segregated by Level within the estimated fair value hierarchy. Refer to Note 16, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2024
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Level 3	Total
EQUITY
U.S. Equity	$22.8	$—	$22.8	$—	$—	$—	$—
International Equity	0.7	—	0.7	—	10.9	—	10.9
DEBT
U.S. Government	—	160.5	160.5	—	—	—	—
Other Government	—	—	—	—	20.9	—	20.9
CASH & CASH EQUIVALENTS	—	7.0	7.0	—	0.6	—	0.6
Buy-in Insurance Agreement	—	—	—	—	—	53.6	53.6
OTHER	—	—	—	—	8.8	—	8.8
Assets Measured at Net Asset Value
U.S. Equity			26.7				—
International Equity			20.4				—
TOTAL	$23.5	$167.5	$238.1	$—	$41.2	$53.6	$94.8

	At September 30, 2023
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Total
EQUITY
U.S. Equity	$20.1	$—	$20.1	$—	$—	$—
International Equity	0.7	—	0.7	—	7.6	7.6
DEBT
U.S. Government	—	150.5	150.5	—	—	—
Other Government	—	—	—	—	16.0	16.0
CASH & CASH EQUIVALENTS	—	8.8	8.8	—	5.5	5.5
OTHER	—	—	—	—	7.9	7.9
Assets measured at Net Asset Value
U.S. Equity			22.2			—
International Equity			19.9			7.2
Corporate			—			39.2
TOTAL	$20.8	$159.3	$222.2	$—	$37.0	$83.4

There were no Level 3 pension assets September 30, 2023. The changes in plan assets valued using significant unobservable inputs (Level 3) were as follows for September 30, 2024:

International Pension Plan Assets
Buy-in Insurance Contract
As of September 30, 2023	$—
Purchases	51.8
Benefit payments made	(1.5)
Foreign currency exchange gain	3.3
As of September 30, 2024	$53.6

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

(14) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2024, 2023 and 2022 were $9.6, $9.5, and $10.4, respectively, and are reflected in Selling, general and administrative costs and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

(15) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2024 and 2023, the Company had 77,074,245 of common stock issued. During fiscal 2022, all outstanding shares of the Company's 7.50% Series A Mandatory Convertible Preferred Stock (MCPS) automatically converted into shares of the Company's common stock, par value $0.01 per share, at a rate of 2.1739 shares of the Company's common stock for each share of preferred stock. This resulted in the issuance of approximately 4.7 million shares of common stock.

As of September 30, 2024, the Company had approximately 2.8 million shares reserved for issuance under the 2023 Plan and approximately 39,500 shares reserved for issuance under the deferred compensation plan.

On November 12, 2020, the Board of Directors approved a new share repurchase program for up to 7.5 million shares of its common stock, replacing the prior authorization from July 2015. During fiscal 2021, the Company entered into a $75.0 accelerated share repurchase (ASR) program. Under the terms of the agreement, approximately 1.5 million shares were delivered in fiscal 2021 and an additional approximately 0.5 million shares were delivered upon termination of the agreement on November 18, 2021. The total number of shares delivered was based on the volume-weighted average stock prices (VWAP) of the Company’s common stock during the ASR period of $38.30. The Company paid the full amount of the ASR in fiscal 2021 and recorded $60.0 of treasury stock representing the approximately 1.5 million shares delivered in fiscal 2021 and the remaining $15.0 was recorded as Additional paid in capital. With the delivery of the additional shares in the first quarter of fiscal 2022, the $15.0 was reclassified to treasury stock on the Consolidated Balance Sheet.

As of September 30, 2024, the Company had approximately 5.0 million shares still authorized under this authorization. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

Subsequent to year-end, in November 2024, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. This replaced the previous authorization that was approved in November 2020.

For the twelve months ended September 30, 2024, total dividends declared to shareholders were $88.6 and $87.4 was paid. For the twelve months ended September 30, 2023, total dividends declared to shareholders were $88.0 and $86.3 was paid. For the twelve months ended September 30, 2022, total dividends declared to shareholders were $85.5 and $84.9 was paid. The dividends paid included the cumulative dividends paid upon the vesting of restricted shares during the period.

Subsequent to the fiscal year end, on November 4, 2024, the Board of Directors declared a dividend for the first quarter of fiscal 2025 of $0.30 per share of common stock, payable on December 12, 2024, to all shareholders of record as of the close of business on November 27, 2024.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 13.2%, 14.2%, and 12.9% of total net sales in fiscal 2024, 2023 and 2022, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2024 and 2023, as well as the Company's objectives and strategies for holding these derivative instruments.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2024, Energizer had variable rate debt outstanding with a principal balance of $784.1 under the 2020 Term Loans and international borrowings. There were no outstanding borrowings on the 2020 Revolving Credit Facility at September 30, 2024.

The Company entered into an interest rate swap with an effective date of December 22, 2020, that fixed the variable benchmark component (LIBOR) at an interest rate of 0.95% on variable debt of $550.0. The notional value increased to $700.0 on January 22, 2021 and will stay at that value through December 22, 2024. The notional value will decrease by $100.0 on December 22, 2024 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional value of the swap was $700.0 as September 30, 2024. In February 2023, the Company amended the Interest rate swap to coincide with the amended credit agreement, effectively fixing the variable benchmark component (SOFR) at an interest rate of 1.042%. The Company utilized expedients within ASC 848 to conclude that this modification should be accounted for as a continuation of the existing swap agreement, resulting in no impact on the Company's financial statements.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2024 and 2023, Energizer had an unrealized pre-tax loss of $4.6 and an unrealized pre-tax gain of $3.3, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2024 levels, over the next twelve months, $4.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal 2026. There were 64 open foreign currency contracts at September 30, 2024, with a total notional value of approximately $187.

The Company has a hedging program on zinc purchases. The contracts were determined to be cash flow hedges and qualify for cash flow hedge accounting. The contract maturities for these hedges extend into fiscal 2026. There were 18 open contracts at September 30, 2024, with a total notional value of approximately $25. Energizer had an unrealized pre-tax gain on the zinc contracts of $4.0 and an unrealized pre-tax loss of $0.7 at September 30, 2024 and 2023, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

At September 30, 2024 and 2023, Energizer recorded an unrealized pre-tax gain of $39.8 and $79.8, respectively, on the interest rate swap agreement contracts, which was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 7 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2024, with a total notional value of approximately $126.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table provides the Company's estimated fair values as of September 30, 2024 and 2023, and the amounts of losses and gains on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2024 and 2023, respectively:

	At September 30, 2024	For the Year Ended September 30, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Loss Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(4.6)	$(7.1)	$0.8
Interest rate swaps	39.8	(8.6)	31.4
Zinc contracts	4.0	(2.3)	(7.0)
Total	$39.2	$(18.0)	$25.2

	At September 30, 2023	For the Year Ended September 30, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss) / Gain Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$3.3	$(5.5)	$7.5
Interest rate swaps	79.8	19.4	26.0
Zinc contracts	(0.7)	3.0	(2.4)
Total	$82.4	$16.9	$31.1
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

The following table provides estimated fair values as of September 30, 2024 and 2023, and the (losses)/gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2024 and 2023, respectively.

	At September 30, 2024	For the Year Ended September 30, 2024
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$2.9	$6.2

	At September 30, 2023	For the Year Ended September 30, 2023
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$(1.3)	$(2.0)
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2024			At September 30, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$3.0	$(0.1)	$2.9	$4.4	$(1.0)	$3.4

Offsetting of derivative liabilities
		At September 30, 2024			At September 30, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(4.7)	$0.1	$(4.6)	$(2.4)	$1.0	$(1.4)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2024 and 2023 that are measured on a recurring basis during the period, segregated by Level within the fair value hierarchy:

	Level 2
	September 30,
	2024	2023
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(21.7)	$(21.0)
Derivatives - Foreign Currency contracts	(4.6)	3.3
Derivatives - Foreign Currency contracts (non-hedge)	2.9	(1.3)
Derivatives - Interest Rate Swaps	39.8	79.8
Derivatives - Zinc contracts	4.0	$(0.7)
Net Assets at estimated fair value	$20.4	$60.1

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at September 30, 2024 and 2023. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. During the fiscal years ended September 30, 2024 and 2022, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $110.6 and $541.9, respectively. These losses were recorded as Impairment of goodwill and intangible assets in the Consolidated Statement of Earnings. Refer to Note 11 Goodwill

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

and Intangible Assets for additional information. There were no Level 3 fair value measurement losses recognized during the fiscal years ended September 30, 2023.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At September 30, 2024 and 2023, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2024 and 2023, the fair market value of fixed rate long-term debt was $2,305.5 and $2,000.9, respectively, compared to its carrying value of $2,398.8 and $2,362.2, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(17) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2024, the Company had approximately $10.6 of purchase obligations.

(18) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2021	$(109.8)	$(134.4)	$3.6	$3.6	$6.6	(230.4)
OCI before reclassifications	23.3	(11.8)	(1.0)	15.2	57.3	83.0
Reclassifications to earnings	8.8	5.7	(7.2)	(7.1)	1.9	2.1
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	$(145.3)
OCI before reclassifications	(11.8)	(10.2)	2.3	(4.1)	14.8	(9.0)
Reclassifications to earnings	(0.2)	40.4	1.8	(5.5)	(19.9)	16.6
Balance at September 30, 2023	$(89.7)	$(110.3)	$(0.5)	$2.1	$60.7	$(137.7)
OCI before reclassifications	(5.9)	(5.3)	(1.7)	(5.2)	(6.4)	(24.5)
Reclassifications to earnings	(1.2)	2.1	5.3	(0.6)	(24.0)	(18.4)
Balance at September 30, 2024	$(96.8)	$(113.5)	$3.1	$(3.7)	$30.3	$(180.6)
(1) Foreign currency translation adjustments were reclassified into earnings due to entity liquidations or substantial entity liquidations for fiscal 2024, 2023 and 2022, and were recorded in Other items, net on the Consolidated Statement of Earnings. There were no tax impacts from these reclassifications.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table presents the reclassifications from AOCI:

	For the Years Ended September 30,
Amount Reclassified from AOCI (1)	2024	2023	2022	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.8)	$(7.5)	$(9.6)	Cost of products sold
Interest rate swaps	(31.4)	(26.0)	2.5	Interest expense
Zinc contracts	7.0	2.4	(9.4)	Cost of products sold
	(25.2)	(31.1)	(16.5)	(Earnings) / Loss before income taxes
	5.9	7.5	4.1	Income tax provision / (benefit)
	$(19.3)	$(23.6)	$(12.4)
Amortization of defined benefit pension items
Actuarial losses	$2.7	$2.7	$7.2	(2)
Settlement losses on other plans	—	50.2	0.2	(2)
	2.7	52.9	7.4	(Earnings) / Loss before income taxes
	(0.6)	(12.5)	(1.7)	Income tax provision / (benefit)
	$2.1	$40.4	$5.7
Total reclassifications for the period	$(17.2)	$16.8	$(6.7)
(1) Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 13, Pension Plans, for further details) and recorded in Other items, net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(19) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2024	2023	2022
Interest income	$(10.7)	$(8.9)	$(1.0)
Foreign currency exchange loss (1)	32.1	17.3	7.8
Loss on sale of available-for-sale securities	1.0	—	—
Pension cost/(benefit) other than service costs (2)	4.0	2.7	(4.1)
Settlement loss on U.S. pension annuity buy out (2)	—	50.2	—
Exit of Russian Market (3)	—	—	7.5
Gain on finance lease termination (4)	—	—	(4.5)
Gain on sale of assets (5)	(4.4)	—	—
Transition services agreement income	(1.0)	—	—
Other	1.0	(4.2)	1.6
Total Other items, net	$22.0	$57.1	$7.3

(1) Foreign currency exchange loss includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses for the twelve months ended September 30, 2024.
(2) See Note 13, Pension Plans, for additional information on this item.
(3) Exiting the Russian market in fiscal 2022 resulted in currency impacts recorded in Other items, net of $7.5.
(4) See Note 10, Leases, for additional information on this item.
(5) See Note 5, Restructuring, for additional information on this item.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2024	2023
Raw materials and supplies	$127.6	$113.5
Work in process	248.4	258.5
Finished products	281.3	277.7
Total inventories	$657.3	$649.7
Other Current Assets
Miscellaneous receivables	$22.8	$20.8
Prepaid expenses	80.6	83.6
Value added tax collectible from customers	30.5	30.6
Other	29.5	37.0
Total other current assets	$163.4	$172.0
Property, plant and equipment
Land	$12.8	$12.9
Buildings	139.2	135.2
Machinery and equipment	813.8	832.9
Construction in progress	68.8	69.7
Finance leases	55.6	39.2
Total gross property	1,090.2	1,089.9
Accumulated depreciation	(710.1)	(726.2)
Total property, plant and equipment, net	$380.1	$363.7

	September 30,
	2024	2023
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$19.9	$12.9
Accrued trade promotions	53.3	52.7
Accrued freight and warehousing	42.6	35.1
Accrued salaries, vacations and incentive compensation	69.5	57.9
Accrued interest expense	20.4	20.5
Restructuring and related costs reserve	21.5	17.1
Income taxes payable	22.5	36.9
Other	104.1	92.5
Total other current liabilities	$353.8	$325.6
Other Liabilities
Pensions and other retirement benefits	$47.5	$55.0
Deferred compensation	17.2	17.4
Mandatory transition tax	7.1	12.8
Restructuring and related costs reserve	0.2	2.5
Other non-current liabilities	31.1	47.8
Total other liabilities	$103.1	$135.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2024	2023	2022
Balance at beginning of year	$4.6	$2.9	$2.9
Provision charged to expense, net of reversals	1.5	1.9	(0.4)
Write-offs, less recoveries, translation, other	(0.4)	(0.2)	0.4
Balance at end of year	$5.7	$4.6	$2.9

	For the Years Ended September 30,
Income Tax Valuation Allowance	2024	2023	2022
Balance at beginning of year	$6.0	$11.6	$15.1
Provision charged to expense	5.4	0.6	2.3
Reversal of provision charged to expense	(2.0)	(6.4)	(3.8)
Translation, other	—	0.2	(2.0)
Balance at end of year	$9.4	$6.0	$11.6

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2024	2023	2022
Interest paid	$147.2	$159.6	$142.6
Income taxes paid, net	87.9	62.7	54.5

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

Accrued environmental costs at September 30, 2024 were $10.3, of which $3.1 is expected to be spent during fiscal 2025. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

Legal Proceedings – In 2023, three purported class action lawsuits were filed against the Company and Wal-Mart Inc. in the Northern District of California alleging that the defendants conspired to inflate the prices of certain Energizer battery and lighting products (the “Products”) charged by the Company to other retailers and to prevent other retailers from charging consumers prices below Wal-Mart’s pricing, in violation of antitrust and consumer protection laws. The matters were filed on behalf of putative classes of entities that purchased the Products directly from Energizer, persons who purchased the Products directly from a Wal-Mart brick-and-mortar store, and persons who indirectly purchased the Products (other than for resale). All three lawsuits have been consolidated. The plaintiffs seek, among other things, monetary damages, costs and disbursements, reasonable attorneys’ fees, as well as injunctive relief. The Company has not recorded any accruals in its consolidated financial statements as the likelihood of a loss from these cases is not probable nor estimable at this time. The Company believes that it has substantial defenses against the claims and intends to vigorously defend against them.

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. The appeal is pending. The Company has recorded the amount of the judgment within Other current liabilities on

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

the Consolidated Balance Sheet and in Selling, general and administrative expenses on the Consolidated Statement of Earnings and Comprehensive Income.

In addition to the above, the Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company and its affiliates are a party to legal proceedings and claims that arise during the ordinary course of business. The Company reviews its legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2024.

The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Executive Severance Plan

On November 18, 2024, the Human Capital Committee updated the Company's Executive Severance Plan to define the cash severance amount as the eligible employee's base salary plus target bonus multiplied by the applicable severance multiple and to provide health & welfare benefits to the CEO and all other eligible employees for a period of 24 and 12 months, respectively.

The foregoing description is not a complete description of the amended severance policy and is qualified in its entirety by reference to the full text of the policy, a copy of which is attached as Exhibit 10.9 hereto and is hereby incorporated by reference.

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

Item 11. Executive Compensation.
The information required by this item, which will be in our Proxy Statement under the captions “Board of Directors – Director Compensation,” “Executive Compensation,” “Corporate Governance - Committee Composition - Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation - Human Capital Committee Report,” is hereby incorporated by reference. The information contained in “Executive Compensation - Human Capital Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item, which will be in our Proxy Statement under the captions “Additional Information - Stock Ownership Information,” and “Additional Information - Equity Compensation Plan Information” is hereby incorporated by reference.

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

Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2024, 2023, and 2022.
•Consolidated Balance Sheets -- at September 30, 2024 and 2023.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2024, 2023 and 2022.
•Consolidated Statements of Shareholders’ Equity -- at September 30, 2024, 2023 and 2022.
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

Exhibit No.	Exhibit Description

2.1#†	Separation and Distribution Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.2#	Tax Matters Agreement by and between Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) and Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

2.3#†	Acquisition Agreement, dated as of January 15, 2018, by and among the Company and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 16, 2018).

2.4#†	Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 15, 2018).

2.5#†	Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 15, 2018).

2.6#†	Acquisition Agreement, dated May 29, 2019, between the Company and Varta Aktiengesellschaft (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 29, 2019).

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Sixth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2024).

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

4.6	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.7	Indenture, dated March 8, 2022, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.8	Form of 6.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 8, 2022).

4.9	Description of Securities (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Change of Control Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.9@*	Energizer Holdings, Inc. Executive Severance Plan.

10.10@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.12@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.13@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.14@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.15@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.16
Amended and Restated Credit Agreement dated December 22, 2020, by and among Energizer Holdings, Inc., JPMorgan Chase Bank, N.A. as administrative agent and lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 22, 2020).

10.17	Incremental Term Loan Amendment No. 1 dated January 7, 2021, by and among Energizer Holdings, Inc., certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 8, 2021).

10.18	Amendment No. 2 and Increasing Lender Supplement, dated as of December 31, 2021, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2022).

10.19	Amendment No. 3 dated as of February 22, 2023, to the Amended and Restated Credit Agreement dated as of December 22, 2020 by and among the Company, each of the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 8, 2023).

10.20	Fourth Amendment to Credit Agreement, dated as of May 29, 2024, by and among Energizer Holdings, Inc., as borrower, the other loan parties party thereto, refinancing term lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 29, 2024).

10.21@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

10.22@
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

10.24@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 17, 2020).

10.25@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed February 7, 2022).

10.26@	Robin Vauth Employment Agreement, dated as of August 29, 2007 and amended as of November 23, 2016 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.27@	Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2023).

10.28@*	Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan.

10.29@*	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan.

10.30@	Form of Director Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2023).

19	Securities Trading Policy adopted on May 1, 2023 (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on November 14, 2023).

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page hereto)

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

97*	Incentive Compensation Recoupment Policy

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.
@	Denotes a management contract or compensatory plan or arrangement.
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
Date: November 19, 2024
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
Date: November 19, 2024