Form 10-Q
period 2024-12-31
ENERGIZER HOLDINGS, INC.
filed 2025-02-04
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 31, 2025: 72,191,936.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended December 31,
	2024	2023
Net sales	$731.7	$716.6
Cost of products sold	462.1	449.6
Gross profit	269.6	267.0
Selling, general and administrative expense	131.3	128.1
Advertising and sales promotion expense	53.4	47.0
Research and development expense	8.0	7.8
Amortization of intangible assets	14.7	14.5
Interest expense	37.0	40.7
Loss on extinguishment of debt	0.1	0.5
Other items, net	(5.0)	19.0
Earnings before income taxes	30.1	9.4
Income tax provision	7.8	7.5
Net earnings	$22.3	$1.9

Basic net earnings per common share	$0.31	$0.03
Diluted net earnings per common share	$0.30	$0.03

Weighted average shares of common stock - Basic	72.0	71.7
Weighted average shares of common stock - Diluted	73.2	72.6

Statements of Comprehensive Income:
Net earnings	$22.3	$1.9
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(7.7)	(1.1)
Pension activity, net of tax of $(0.2) and $0.2, respectively.	2.6	(0.9)
Deferred gain/(loss) on hedging activity, net of tax of $3.9 and $(6.5), respectively.	10.8	(19.6)
Total comprehensive income/(loss)	$28.0	$(19.7)

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2024	September 30, 2024
Current assets
Cash and cash equivalents	$195.9	$216.9
Trade receivables, less allowance for doubtful accounts of $6.5 and $5.7, respectively	349.7	441.3
Inventories	666.7	657.3
Other current assets	193.8	163.4
Total current assets	1,406.1	1,478.9
Property, plant and equipment, net	384.7	380.1
Operating lease assets	90.2	94.7
Goodwill	1,031.6	1,046.0
Other intangible assets, net	1,054.0	1,070.9
Deferred tax assets	138.7	145.8
Other assets	124.9	126.0
Total assets	$4,230.2	$4,342.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$12.0	$12.0
Current portion of finance leases	1.0	0.6
Notes payable	1.7	2.1
Accounts payable	436.0	433.1
Current operating lease liabilities	17.6	18.2
Other current liabilities	315.0	353.8
Total current liabilities	783.3	819.8
Long-term debt	3,117.3	3,193.0
Operating lease liabilities	78.5	82.4
Deferred tax liabilities	9.7	8.3
Other liabilities	100.8	103.1
Total liabilities	4,089.6	4,206.6
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	629.2	667.6
Retained losses	(108.1)	(128.4)
Treasury stock	(206.4)	(223.6)
Accumulated other comprehensive loss	(174.9)	(180.6)
Total shareholders' equity	140.6	135.8
Total liabilities and shareholders' equity	$4,230.2	$4,342.4

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2024	2023
Cash Flow from Operating Activities
Net earnings	$22.3	$1.9
Adjustments to reconcile net earnings to net cash flow from operating activities:
Non-cash integration and restructuring charges	1.8	2.4
Depreciation and amortization	31.8	30.0
Deferred income taxes	3.9	1.1
Share-based compensation expense	6.2	6.3
Loss on extinguishment of debt	0.1	0.5
Non-cash items included in income, net	2.6	6.3
Exchange (gain)/loss included in income	(3.8)	23.7
Other, net	0.4	2.3
Changes in current assets and liabilities used in operations	11.7	103.6
Net cash from operating activities	77.0	178.1

Cash Flow from Investing Activities
Capital expenditures	(34.6)	(25.5)
Acquisitions, net of cash acquired	(0.1)	(11.6)
Net cash used by investing activities	(34.7)	(37.1)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(25.2)	(78.2)
Net increase/(decrease) in debt with original maturities of 90 days or less	0.2	(5.2)
Dividends paid on common stock	(23.6)	(22.7)
Taxes paid for withheld share-based payments	(7.5)	(4.7)
Net cash used by financing activities	(56.1)	(110.8)

Effect of exchange rate changes on cash	(7.2)	(11.8)

Net (decrease)/increase in cash, cash equivalents, and restricted cash	(21.0)	18.4
Cash, cash equivalents, and restricted cash, beginning of period	216.9	223.3
Cash, cash equivalents, and restricted cash, end of period	$195.9	$241.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2023	71,500	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	1.9	—	—	1.9
Share-based payments	—	—	6.4	—	—	—	6.4
Activity under stock plans	277	—	(16.3)	(1.4)	—	13.0	(4.7)
Dividends to common shareholders ($0.30 per share)	—	—	(22.1)	—	—	—	(22.1)
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
December 31, 2023	71,777	$0.8	$718.5	$(164.3)	$(159.3)	$(225.1)	$170.6

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

Automotive appearance, performance, refrigerants and fragrance products are sold under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, NEVR-DULL®, California Scents®, Driven®, Bahama & Co®, Carnu® , Grand Prix®, Kit®, Tempo® and Centralsul® brands.

Basis of Presentation - The accompanying Consolidated (Condensed) Financial Statements include the accounts of Energizer and its subsidiaries. All significant intercompany transactions are eliminated. Energizer has no material equity method investments, variable interests or non-controlling interests.

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-ended September 30, 2024 Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2024 included in the Annual Report on Form 10-K dated November 19, 2024.

Recently Adopted Accounting Pronouncements - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. The disclosures required from this new pronouncement will be included within our fiscal 2025 annual Form 10-K.

Recently Issued Accounting Pronouncements - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending September 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

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

The Company aggregates revenue by market, which is determined based on the predominant customer type or sales strategy utilized in the market. North America sales are generally through large retailers with nationally or regionally recognized brands.

Our International sales are comprised of modern trade, developing and distributor market groups. Modern trade, which is most prevalent in Western Europe and more developed economies throughout the world, generally refers to sales through large retailers with nationally or regionally recognized brands. Developing markets generally include sales by wholesalers or small retailers who may not have a national or regional presence. Distributors are utilized in other markets where the Company does not have a direct sales force.

Global Professional sales are "business to business" sales and includes sales to original equipment manufacturers as well as industrial, medical, office and hearing aid distributors. These sales are evaluated outside of the geographic markets in which they originate. The quarter ended December 31, 2023 was recast to breakout Global Professional Market sales from the previously reported geographic market.

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2024 and 2023:

	For the Quarters Ended December 31,
Net Sales by products	2024	2023
Batteries	$606.9	$591.4
Auto Care	99.3	98.8
Lights	25.5	26.4
Total Net Sales	$731.7	$716.6

	For the Quarters Ended December 31,
	2024	2023
Net Sales by markets
North America Market	$391.2	$372.5
Modern Markets	146.0	143.5
Developing Markets	87.5	93.4
Distributors Markets	42.4	35.2
Global Professional Markets	64.6	72.0
Total Net Sales	$731.7	$716.6

(3) Acquisitions

Centralsul Acquisition - On May 8, 2024, the Company acquired all the outstanding shares of Centralsul Ltda. (Centralsul), an auto appearance and fragrance manufacturer and distributor based in Southern Brazil (Centralsul Acquisition), which is expected to increase the Company's Auto Care presence in the region. The share purchase agreement (SPA) included a contractual purchase price of approximately $15, which was adjusted by Centralsul's outstanding debt, an indemnity holdback and working capital adjustments resulting in an initial cash payment of $10.6. The Company finalized the working capital adjustment in the first fiscal quarter of 2025 and paid an additional $0.1. The indemnity holdback is approximately $2 and will be used to satisfy any indemnification claims or paid out over a contractual timeline through 2027. The SPA includes a potential earnout payment of up to approximately $5 if certain financial metrics are achieved during calendar year 2025. If achieved, the earnout will be paid in the second fiscal quarter of 2026.

The preliminary purchase price of the acquisition including the estimated earnout is $16.5. The Company has allocated the preliminary purchase price to the assets acquired and liabilities assumed, and has preliminarily recognized goodwill of $14.6, which is attributable to the workforce of the acquired business and the established distribution footprint of the Centralsul business in the region. This goodwill has been allocated to the Auto Care segment and is not deductible for tax purposes.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Belgium Acquisition - On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS Belgium) for a contractual purchase price of EUR3.5 (Belgium Acquisition). The Company also acquired certain raw materials from APS Belgium, procured by APS Belgium on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease as part of the acquisition and acquired these assets to provide a battery manufacturing location in Europe. The Company has recorded $0.7 of goodwill in the Battery & Lights segment, which is attributable to the workforce acquired. The goodwill is deductible for tax purposes.

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

The Company recorded $1.2 of legal fees and other costs associated with these acquisitions during the three months ended December 31, 2024. The Company recorded $2.6 of acquisition and integration costs associated with the Belgium Acquisition during the three months ended December 31, 2023. The costs included $2.9 of operating costs recorded in Costs of good sold as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium. These costs were offset by $1.0 of income recorded in Other items, net from producing inventory for APS Belgium under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity had on the Company's battery network. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with the program of approximately $180 to $185, non-cash costs of approximately $30, and capital expenditures of $80 to $90 by the end of fiscal 2025.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring for the quarters ended December 31, 2024 and 2023 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2024	2023
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.1	$0.5
Accelerated depreciation & asset write-offs	0.8	1.3
Other restructuring related costs(1)	8.5	11.0
Selling, general and administrate expense
Severance and related benefit costs	1.3	1.8
Accelerated depreciation & asset write-offs	0.9	0.5
Other restructuring related costs(2)	2.6	3.4
Momentum Restructuring Cost Total	$14.2	$18.5
IT enablement(3)	6.1	3.9
Total restructuring and related costs	$20.3	$22.4
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

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter ended December 31, 2024 would be incurred within the Battery & Lights segment in the amounts of $18.7 and the Auto Care segment in the amount of $1.6. For the quarter ended December 31, 2023, the pre-tax restructuring and related costs would have been incurred within the Battery & Lights segment in the amount of $20.8 and the Auto Care segment in the amount of $1.6.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the restructuring and related costs reserve activity related to the Project Momentum restructuring program for the quarters ended December 31, 2023 and 2024:

			Utilized
	September 30, 2023	Charge to Income	Cash	Non-Cash	December 31, 2023
Severance & termination related costs	$15.4	$2.3	$3.9	$—	$13.8
Accelerated depreciation & asset write-offs	—	1.8	—	1.8	—
Other restructuring related costs	3.3	14.4	15.4	0.1	2.2
IT enablement	0.9	3.9	3.8	0.1	0.9
Total restructuring and related costs	$19.6	$22.4	$23.1	$2.0	$16.9

			Utilized
	September 30, 2024 (1)	Charge to Income	Cash	Non-Cash	December 31, 2024 (1)
Severance & termination related costs	$7.2	$1.4	$2.8	$—	$5.8
Accelerated depreciation & asset write-offs	—	1.7	—	1.7	—
Other restructuring related costs	12.4	11.1	16.3	—	7.2
IT enablement	2.1	6.1	6.1	0.1	2.0
Total restructuring and related costs	$21.7	$20.3	$25.2	$1.8	$15.0
(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 14, Supplemental Financial Statement Information for additional details.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, network transition costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters ended December 31, 2024 and 2023 are presented below:

	For the Quarters Ended December 31,
	2024	2023
Net Sales
Batteries & Lights	$632.4	$617.8
Auto Care	99.3	98.8
Total Net Sales	$731.7	$716.6
Segment Profit
Batteries & Lights	$119.3	$132.4
Auto Care	20.5	6.9
Total segment profit	$139.8	$139.3

General corporate and other expenses (1)	(27.4)	(29.2)
Amortization of intangible assets	(14.7)	(14.5)
Project Momentum restructuring and related costs (2)	(20.3)	(22.4)
Network transition costs (3)	(14.0)	—
Acquisition and integration costs (4)	(1.2)	(2.6)
Interest expense	(37.0)	(40.7)
Loss on extinguishment of debt	(0.1)	(0.5)
December 2023 Argentina Economic Reform (5)	—	(21.0)
Other items - Adjusted (6)	5.0	1.0
Total earnings before income taxes	$30.1	$9.4

Depreciation and amortization
Batteries & Lights	$14.3	$13.0
Auto Care	2.8	2.5
Total segment depreciation and amortization	$17.1	$15.5
Amortization of intangible assets	14.7	14.5
Total depreciation and amortization	$31.8	$30.0

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(2) Project Momentum restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended December 31,
Restructuring and related costs	2024	2023
Cost of products sold	$9.4	$12.8
SG&A - Restructuring costs	4.8	5.7
SG&A - IT Enablement	6.1	3.9
Total Restructuring and related costs	$20.3	$22.4

(3) This represents incremental network transition costs, primarily related to freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
Acquisition and related costs	2024	2023
Cost of products sold	$—	$2.9
SG&A	1.2	0.7
Other items, net	—	(1.0)
Total Acquisition and integration costs	$1.2	$2.6

(5) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December (December 2023 Argentina Reform). In addition, new regulations were implemented reducing restrictions around foreign currency purchases. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

(6) Below is the reconciliation of Other items, net as reflected on the Consolidated (Condensed) Statement of Earnings to the adjusted amount included in the table above:

	For the Quarters Ended December 31,
	2024	2023
Other items, net	$(5.0)	$19.0
Acquisition and integration (4 above)	—	(1.0)
December 2023 Argentina Economic Reform (5 above)	—	21.0
Other items, net - adjusted	$(5.0)	$(1.0)

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	December 31, 2024	September 30, 2024
Batteries & Lights	$1,291.0	$1,421.1
Auto Care	400.0	352.7
Total segment assets	$1,691.0	$1,773.8
Corporate	453.6	451.7
Goodwill and other intangible assets	2,085.6	2,116.9
Total assets	$4,230.2	$4,342.4

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2024 and 2023:

(in millions, except per share data)	For the Quarters Ended December 31,
Basic net earnings per share	2024	2023
Net earnings	$22.3	$1.9

Weighted average common shares outstanding - Basic	72.0	71.7
Basic net earnings per common share	$0.31	$0.03

Diluted net earnings per share
Weighted average common shares outstanding - Basic	72.0	71.7
Dilutive effect of RSU awards	0.5	0.4
Dilutive effect of performance shares	0.7	0.5
Weighted average common shares outstanding - Diluted	73.2	72.6

Diluted net earnings per common share	$0.30	$0.03

For the quarter ended December 31, 2024 there were no antidilutive RSU shares and for the quarter ended December 31, 2023 there were 0.5 million antidilutive RSU shares not included in the diluted net earnings per share calculation.

Performance based RSU shares of 0.9 million and 1.3 million were excluded for the quarters ended December 31, 2024 and 2023, respectively as the performance targets for those awards have not been achieved as of the end of the applicable periods.

(7) Income Taxes

The effective tax rate for the three months ended December 31, 2024 was 25.9% as compared to 79.8% for the prior year comparative period. The current year rate is lower than the prior year as the exchange rate loss of $21.0 from the December 2023 Argentina Reform was not deductible for tax purposes and did not result in a statutory tax benefit in the prior year.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2024 and December 31, 2024:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2024	$897.9	$148.1	$1,046.0
Centralsul Acquisition	—	0.1	0.1
Cumulative translation adjustment	(12.9)	(1.6)	(14.5)
Balance at December 31, 2024	$885.0	$146.6	$1,031.6

Energizer had indefinite-lived intangible assets of $639.9 at December 31, 2024 and $641.6 at September 30, 2024. The difference between the periods is driven by currency adjustments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at December 31, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$154.5	$(39.7)	$114.8
Customer relationships	394.4	(173.0)	221.4
Patents	34.1	(21.2)	12.9
Proprietary technology	172.5	(121.9)	50.6
Proprietary formulas	29.2	(14.8)	14.4
Total Amortizable intangible assets	784.7	(370.6)	414.1
Trademarks and trade names - indefinite lived	639.9	—	639.9
Total Other intangible assets, net	$1,424.6	$(370.6)	$1,054.0

Total intangible assets at September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$155.0	$(37.8)	$117.2
Customer relationships	395.0	(166.8)	228.2
Patents	34.5	(21.0)	13.5
Proprietary technology	172.5	(117.5)	55.0
Proprietary formulas	29.2	(13.8)	15.4
Total Amortizable intangible assets	786.2	(356.9)	429.3
Trademarks and trade names - indefinite lived	641.6	—	641.6
Total Other intangible assets, net	$1,427.8	$(356.9)	$1,070.9

(9) Debt

The detail of long-term debt was as follows:

	December 31, 2024	September 30, 2024
Senior Secured Term Loan Facility due 2027	$757.0	$782.0
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	673.0	723.8
Finance lease obligations	47.6	49.2
Total long-term debt, including current maturities	$3,152.6	$3,230.0
Less current portion	(13.0)	(12.6)
Less unamortized debt premium and debt issuance fees	(22.3)	(24.4)
Total long-term debt	$3,117.3	$3,193.0
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - During the first quarter of fiscal 2025, the Company pre-paid $22.0 of the Senior Secured Term Loan due in 2027. During the first quarter of fiscal 2024, the Company pre-paid $75.0 of the Senior Secured Term Loan due in 2027.

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

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. Refer to Note 12, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of December 31, 2024. At both December 31, 2024 and September 30, 2024, the Company's weighted average interest rate on short-term borrowings was 7.7% and 7.3%, respectively.

The prepayment of the Term Loan during the first quarters of fiscal 2025 and 2024 resulted in a net Loss on extinguishment of debt for the quarters ended December 31, 2024 and 2023 of $0.1 and $0.5, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Notes payable - The Company had $1.7 in Notes payable at December 31, 2024 and $2.1 at September 30, 2024. The balances are comprised of other borrowings, including those from foreign affiliates. At December 31, 2024 and September 30, 2024, the Company had no outstanding borrowings on the Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2024, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of December 31, 2024 are as follows:

Long-term debt
One year	$12.0
Two year	12.0
Three year	1,033.0
Four year	583.7
Five year	1,464.3
Total long-term debt payments due	$3,105.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(10) Supply Chain Financing

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

As of December 31, 2024 and September 30, 2024, the Company had $54.1 and $52.5, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.
The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended December 31,
	U.S.		International
	2024	2023	2024	2023
Service cost	$—	$—	$0.1	$0.1
Interest cost	3.1	3.6	0.8	0.8
Expected return on plan assets	(4.0)	(3.3)	(0.9)	(0.8)
Amortization of unrecognized net losses	0.5	0.5	0.5	0.2
Net periodic (benefit) / cost	$(0.4)	$0.8	$0.5	$0.3

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2024 and September 30, 2024, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Additionally, Energizer’s foreign subsidiaries enter into internal and external transactions that create nonfunctional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in a transaction gain or loss recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. The primary currency to which Energizer’s foreign subsidiaries are exposed is the U.S. dollar

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2024, the Company had variable rate debt outstanding of $757.0 under the Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at December 31, 2024.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2024 and September 30, 2024, Energizer had an unrealized pre-tax gain of $7.7 and an unrealized pre-tax loss of $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2024 levels, over the next 12 months, $7.3 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

maturities for these hedges extend into fiscal year 2026. There were 64 open foreign currency contracts at December 31, 2024, with a total notional value of approximately $187.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2026. There were 16 open contracts at December 31, 2024, with a total notional value of approximately $24. The Company had an unrealized pre-tax gain of $1.4 and $4.0 on these hedges at December 31, 2024 and September 30, 2024, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At December 31, 2024 and September 30, 2024, Energizer recorded an unrealized pre-tax gain of $44.8 and $39.8, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were five open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2024, with a total notional value of approximately $109.

The following table provides the Company's estimated fair values as of December 31, 2024 and September 30, 2024, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2024 and 2023, respectively:

	At December 31, 2024	For the Quarter Ended December 31, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain / (Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$7.7	$12.4	$0.1
Interest rate swap	44.8	11.7	6.7
Zinc contracts	1.4	(3.7)	(1.1)
Total	$53.9	$20.4	$5.7

	At September 30, 2024	For the Quarter Ended December 31, 2023
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(4.6)	$(6.1)	$0.9
Interest rate swap	39.8	(12.6)	8.0
Zinc contracts	4.0	(1.8)	(3.2)
Total	$39.2	$(20.5)	$5.7
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of December 31, 2024 and September 30, 2024 and the gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2024 and 2023, respectively:

	At December 31, 2024	For the Quarter Ended December 31, 2024
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$(3.1)	$(8.4)

	At September 30, 2024	For the Quarter Ended December 31, 2023
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$2.9	$3.2
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

Offsetting of derivative assets
		At December 31, 2024			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$7.7	$—	$7.7	$3.0	$(0.1)	$2.9

Offsetting of derivative liabilities
		At December 31, 2024			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.1)	$—	$(3.1)	$(4.7)	$0.1	$(4.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

carried at fair value, as of December 31, 2024 and September 30, 2024 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2024	September 30, 2024
Deferred compensation	$(20.9)	$(21.7)
Derivatives - Foreign Currency contracts	7.7	(4.6)
Derivatives - Foreign Currency contracts (non-hedge)	(3.1)	2.9
Derivatives - Interest Rate Swap	44.8	39.8
Derivatives - Zinc contracts	1.4	4.0
Net Assets at estimated fair value	$29.9	$20.4

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at December 31, 2024 and September 30, 2024. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters ended December 31, 2024 or 2023.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At December 31, 2024, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2024, the fair market value of fixed rate long-term debt was $2,246.0 compared to its carrying value of $2,348.0, and at September 30, 2024, the fair market value of fixed rate long-term debt was $2,305.5 compared to its carrying value of $2,398.8. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2024	$(96.8)	$(113.5)	$3.1	$(3.7)	$30.3	$(180.6)
OCI before reclassifications	(7.7)	1.8	(1.2)	9.1	8.9	10.9
Reclassifications to earnings	—	0.8	(0.8)	(0.1)	(5.1)	(5.2)
Balance at December 31, 2024	$(104.5)	$(110.9)	$1.1	$5.3	$34.1	$(174.9)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended December 31,
	2024	2023
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(0.1)	$(0.9)	Cost of products sold
Interest rate contracts	(6.7)	(8.0)	Interest expense
Zinc contracts	(1.1)	3.2	Cost of products sold
	(7.9)	(5.7)	Earnings before income taxes
	1.9	1.4	Income tax expense
	$(6.0)	$(4.3)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	1.0	0.7	(2)
	(0.2)	(0.1)	Income tax benefit
	$0.8	$0.6	Net earnings
Total reclassifications to earnings	$(5.2)	$(3.7)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

(14) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended December 31,
	2024	2023
Other items, net
Interest income	$(1.2)	$(5.6)
Foreign currency exchange (gain)/loss (1)	(3.8)	23.7
Pension cost other than service costs	—	1.0
Transition services agreement income	—	(1.0)
Other	—	0.9
Total Other items, net	$(5.0)	$19.0
(1) Foreign currency exchange loss in the quarter ended December 31, 2023, includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2024	September 30, 2024
Inventories
Raw materials and supplies	$145.7	$127.6
Work in process	218.0	248.4
Finished products	303.0	281.3
Total inventories	$666.7	$657.3
Other Current Assets
Miscellaneous receivables	$24.7	$22.8
Prepaid expenses	100.8	80.6
Value added tax collectible from customers	36.3	30.5
Other	32.0	29.5
Total other current assets	$193.8	$163.4
Property, Plant and Equipment
Land	$12.5	$12.8
Buildings	141.2	139.2
Machinery and equipment	797.5	813.8
Construction in progress	80.0	68.8
Finance Leases	54.1	55.6
Total gross property	1,085.3	1,090.2
Accumulated depreciation	(700.6)	(710.1)
Total property, plant and equipment, net	$384.7	$380.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$33.6	$19.9
Accrued trade allowances	58.9	53.3
Accrued freight and warehousing	37.5	42.6
Accrued salaries, vacations and incentive compensation	33.6	69.5
Accrued interest expense	11.0	20.4
Restructuring and related cost reserve	14.8	21.5
Income taxes payable	24.5	22.5
Other	101.1	104.1
Total other current liabilities	$315.0	$353.8
Other Liabilities
Pensions and other retirement benefits	$45.4	$47.5
Deferred compensation	17.5	17.2
Mandatory transition tax	7.1	7.1
Restructuring and related cost reserve	0.2	0.2
Other non-current liabilities	30.6	31.1
Total other liabilities	$100.8	$103.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(15) Legal proceedings/contingencies and other obligations

Legal proceedings/contingencies - In 2023, three purported class action lawsuits were filed against the Company and Wal-Mart Inc. in the Northern District of California alleging that the defendants conspired to inflate the prices of certain Energizer battery and lighting products (the “Products”) charged by the Company to other retailers and to prevent other retailers from charging consumers prices below Wal-Mart’s pricing, in violation of antitrust and consumer protection laws. The matters were filed on behalf of putative classes of entities that purchased the Products directly from Energizer, persons who purchased the Products directly from a Wal-Mart brick-and-mortar store, and persons who indirectly purchased the Products (other than for resale). All three lawsuits have been consolidated. The plaintiffs seek, among other things, monetary damages, costs and disbursements, reasonable attorneys’ fees, as well as injunctive relief. The Company has not recorded any accruals in its consolidated financial statements as the likelihood of a loss from these cases is not probable nor estimable at this time. The Company believes that it has substantial defenses against the claims and intends to vigorously defend against them.

In addition to the matter above, the Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company and its affiliates are a party to legal proceedings and claims that arise during the ordinary course of business. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities.

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2024, the Company had approximately $7.8 of purchase obligations under these contracts.

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
•Our business is vulnerable to the availability of raw materials, as well as our ability to forecast customer demand and manage production capacity.
•The manufacturing facilities, supply channels or other business operations of the Company and our suppliers may be subject to disruption from events beyond our control.
•Our future results may be affected by our operational execution, including our ability to achieve cost savings as a result of any current or future restructuring efforts.
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
•We may not be able to attract, retain and develop key employees, as well as effectively manage human capital resources.
•We have significant debt obligations that could adversely affect our business.
•Our credit ratings are important to our cost of capital.
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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 19, 2024.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs, the loss on extinguishment of debt and the December 2023 Argentina Economic Reform. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, Interest expense, Loss on extinguishment of debt, Other items, net, restructuring and related costs, network transition costs and the charges related to acquisition and integration costs have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration, the Loss on extinguishment of debt and the December 2023 Argentina Economic Reform.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration, the loss on extinguishment of debt and the December 2023 Argentina Economic Reform, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the change in Hyperinflationary Market operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Change in Hyperinflationary Markets. The Company is presenting separately all changes in sales and segment profit from our Egypt and Argentina affiliates due to the designation of the economies as highly inflationary as of October 1, 2024 and July 1, 2018, respectively.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The Impact of Currency is the change in foreign currency exchange rates year-over-year on reported results, which is calculated by comparing the value of current year foreign operations at the current period USD exchange rate versus the value of current year foreign operations at the prior period USD exchange rate. The impact of currency also includes (gains)/losses of currency hedging programs, and it excludes hyperinflationary markets.
Adjusted Selling, General & Administrative Expense (SG&A) and Gross Margin as a percent of sales. Detail for Adjusted Gross margin and Adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, and acquisition and integration.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue in fiscal year 2025. While we did not experience significant disruptions in our operations in the first quarter of fiscal year 2025, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures as well as currency headwinds throughout the year.

December 2023 Argentina Economic Reform

In November 2023, a new president was elected in Argentina who implemented significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50% over night. As a result, Argentina's operating costs rose quicker than the Company was able to implement price increases to offset the rising costs. The Company anticipates this could continue, resulting in a continued decline to operating profit during fiscal 2025. The Company had net sales of $7.7 and $12.3 and operating profit of $1.9 and $5.1 in the three months ended December 31, 2024 and December 31, 2023, respectively.

This devaluation and economic reform resulted in $21.0 of currency losses recognized in Other items, net in the three months ended December 31, 2023. This included exchange losses of $14.7 from the remeasurement of the Company's Argentina monetary assets and liabilities and $6.3 of transactional currency exchange losses on the ARS.

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

Acquisitions

On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV (APS Belgium) to provide a battery manufacturing location in Europe (Belgium Acquisition).

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

The Company recorded $1.2 of legal fees and other costs associated with these acquisitions during the three months ended December 31, 2024. The Company recorded $2.6 of acquisition and integration costs associated with the Belgium Acquisition during the three months ended December 31, 2023. The costs included $2.9 of operating costs recorded in Costs of good sold as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium. These costs were offset by $1.0 of income recorded in Other items, net from producing inventory for APS Belgium under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. The restructuring component of the program is expected to generate approximately $180 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of $180 to $185, non-cash costs of approximately $30, and capital expenditures of $80 to $90 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $20 annually.

Total expected pre-tax savings of Project Momentum are approximately $200 by the end of fiscal year 2025. As of December 31, 2024, the Company has realized approximately $161 of these savings from Project Momentum, with approximately $19 in fiscal year 2025. The savings were primarily within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

In the quarters ended December 31, 2024 and 2023, the total Project Momentum restructuring and related pre-tax costs were $20.3 and $22.4, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold, SG&A and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Project Momentum restructuring and related costs since inception are $172.6. Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarter ended December 31, 2024 would be incurred within the Battery & Lights segment in the amount of $18.7 and the Auto Care segment in the amount of $1.6. The Company's Project Momentum restructuring costs for the quarter ended December 31, 2023 would be incurred within the Battery & Lights segment in the amount of $20.8 and the Auto Care segment in the amount of $1.6.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the first fiscal quarter of 2025, the Company incurred incremental costs of $14.0 primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. We expect network transition costs of approximately $5 to be incurred in the second quarter of fiscal year 2025 as Project Momentum network optimization activities are completed.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported first fiscal quarter Net earnings of $22.3, or $0.30 per diluted common share, compared to Net earnings of $1.9, or $0.03 per diluted common share, in the prior year first fiscal quarter. Adjusted Diluted net earnings per common share was $0.67 for the first fiscal quarter as compared to $0.59 in the prior year quarter, an increase of approximately 14%.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment of debt and the December 2023 Argentina Economic Reform as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended December 31,
	2024	2023
Net earnings	$22.3	$1.9
Pre-tax adjustments
Restructuring and related costs (1)	20.3	22.4
Network transition costs (2)	14.0	—
Acquisition and integration (3)	1.2	2.6
Loss on extinguishment of debt	0.1	0.5
December 2023 Argentina Economic Reform (4)	—	21.0
Total adjustments, pre-tax	$35.6	$46.5
Total adjustments, after tax	$27.1	$40.6
Adjusted Net earnings (5)	$49.4	$42.5

Diluted net earnings per common share	$0.30	$0.03
Adjustments (per common share)
Restructuring and related costs	0.21	0.23
Network transition costs	0.15	—
Acquisition and integration	0.01	0.03
Loss on extinguishment of debt	—	0.01
December 2023 Argentina Economic Reform	—	0.29
Adjusted Diluted net earnings per diluted common share	$0.67	$0.59
Weighted average shares of common stock - Diluted	73.2	72.6
Currency, excluding hyperinflationary markets, favorably impacted the quarter ended December 31, 2024 by $1.5 in Earnings before income taxes, or $0.02 per share, compared to the prior year quarter.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended December 31,
	2024	2023
Cost of products sold	$9.4	$12.8
SG&A - Restructuring costs	4.8	5.7
SG&A - IT Enablement	6.1	3.9
Total Restructuring and related costs	$20.3	$22.4
(2) This represents incremental network transition costs, primarily related to freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings.

(3) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
Acquisition and related costs	2024	2023
Cost of products sold	$—	$2.9
SG&A	1.2	0.7
Other items, net	—	(1.0)
Total Acquisition and integration costs	$1.2	$2.6

(4) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.
(5) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended December 31, 2024 and 2023 was 24.8% and 24.0%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
Highlights

Total Net sales	For the Quarter Ended December 31, 2024
	$ Change	% Chg
Net sales - prior year	$716.6
Organic	27.0	3.8%
Change in hyperinflationary markets	(5.3)	(0.7)%
Impact of currency	(6.6)	(1.0)%
Net Sales - current year	$731.7	2.1%
See non-GAAP measure disclosures above.

Net sales were $731.7 for the first fiscal quarter of 2025, an increase of $15.1 as compared to the prior year quarter. Organic Net sales improved 3.8%, primarily driven by the following items:

•New and expanded distribution drove volume increases in Battery & Lights of approximately 3.8%;

• Hurricanes generated approximately $10 of incremental volume in the quarter, or roughly 1.4% in organic growth; and

•Volume increases in Auto Care were driven by distribution gains, international market expansion and digital economy growth, partially offset by an earlier shift in holiday orders, resulting in organic growth of 0.5%.

•Partially offsetting the increased volumes were planned strategic pricing and promotional investments of 1.9%.

Gross margin percentage on a reported basis for the first fiscal quarter of 2025 was 36.8%, compared to 37.3% in the prior year. Excluding restructuring costs in the current and prior year of $9.4 and $12.8, respectively, network transition costs of $14.0 in the current year and acquisition and integration costs of $2.9, Adjusted Gross margin was 40.0% compared to 39.5% in the prior year, an increase of 50 basis points.

For the Quarter Ended December 31, 2024
Gross margin - FY'24 Reported	37.3%
Prior year impact of restructuring and integration costs	2.2%
Gross margin - FY'24 Adjusted	39.5%
Project Momentum initiatives	2.1%
Product cost impacts	0.3%
Pricing	(1.2)%
Currency impacts, including hyperinflationary markets	(0.7)%
Gross margin - FY'25 Adjusted	40.0%
Current year impact of restructuring and network transition costs	(3.2)%
Gross margin - FY'25 Reported	36.8%

Adjusted Gross margin improvement was largely driven by Project Momentum which delivered savings of approximately $16 in the quarter as well as a slight improvement in product cost inputs year-over year. This benefit was partially offset by planned strategic pricing and promotional investments noted above as well as unfavorable currency impacts.

SG&A was $131.3 in the first fiscal quarter of 2025, or 17.9% of Net sales, as compared to $128.1, or 17.9% of Net sales, in the prior year period. Included in SG&A during the first fiscal quarter of 2025 and 2024 were acquisition and integration costs of $1.2 and $0.7, respectively, and included in both the first fiscal quarters of 2025 and 2024 were restructuring and related costs of $10.9 and $9.6, respectively. Excluding these restructuring and related costs and acquisition and integration costs, adjusted SG&A was $119.2, or 16.3% of Net sales in the first fiscal quarter of 2025, as compared to $117.8, or 16.4% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased depreciation expense related to our digital transformation initiatives and increased legal fees. The increase was partially offset by Project Momentum savings of approximately $3 in the quarter as well as lower factoring and environmental expense.
Advertising and sales promotion expense (A&P) was $53.4, or 7.3% of net sales, in the first fiscal quarter of 2025, as compared to $47.0, or 6.6% of Net sales, in the first fiscal quarter of 2024. The year-over-year increase was primarily driven by increased investment behind our brands and business to support the key holiday season.
R&D was $8.0, or 1.1% of Net sales, for the quarter ended December 31, 2024, as compared to $7.8, or 1.1% of Net sales, in the prior year comparative period.
Interest expense was $37.0 for the first fiscal quarter of 2025 compared to $40.7 for the prior year comparative period. The lower interest expense was due to a lower average outstanding debt balance in the current year due to the Company's initiatives to pay down debt.
Loss on extinguishment of debt was $0.1 and $0.5 for the first fiscal quarters of 2025 and 2024, respectively, related to the Company's early repayment of $22.0 and $75.0 outstanding on the term loan, respectively.

Other items, net was a benefit of $5.0 and an expense of $19.0 for the first fiscal quarters of 2025 and 2024, respectively.

	For the Quarters Ended December 31,
	2024	2023
Other items, net
Interest income	$(1.2)	$(5.6)
Foreign currency exchange (gain)/loss (1)	(3.8)	23.7
Pension cost other than service costs	—	1.0
Acquisition and integration - TSA income	—	(1.0)
Other	—	0.9
Total Other items, net	$(5.0)	$19.0
(1) Foreign currency exchange loss for the quarter ended December 31, 2023 includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

The effective tax rate on a year to date basis was 25.9% as compared to 79.8% in the prior year. The prior year rate was driven by the charges from the December 2023 Argentina Reform which did not result in a statutory tax benefit. Excluding the impact of restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment in debt and the December 2023 Argentina Economic Reform, the year to date adjusted effective tax rate was 24.8% as compared to 24.0% in the prior year. The higher current year rate is driven by the higher foreign rate differential compared to the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment of debt, are managed on a global basis at the corporate level. The exclusion of restructuring and related costs, network transition costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended December 31, 2024
	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$617.8
Organic	24.9	4.0%
Change in hyperinflationary markets	(5.4)	(0.9)%
Impact of currency	(4.9)	(0.7)%
Net sales - current year	$632.4	2.4%

Auto Care
Net sales - prior year	$98.8
Organic	2.1	2.1%
Change in Argentina Operations	0.1	0.1%
Impact of currency	(1.7)	(1.7)%
Net sales - current year	$99.3	0.5%

Total Net Sales
Net sales - prior year	$716.6
Organic	27.0	3.8%
Change in hyperinflationary markets	(5.3)	(0.7)%
Impact of currency	(6.6)	(1.0)%
Net sales - current year	$731.7	2.1%

Results for the Quarter Ended December 31, 2024

Battery & Lights reported Net Sales increased 2.4% as compared to the prior year period. Organic net sales improved $24.9, or 4.0%, for the first fiscal quarter. The organic increase was due to increased volumes driven by distribution gains and higher hurricane volumes of approximately $10 in the US (approximately 6%) partially offset by pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 2%).

Auto Care reported Net Sales increase of 0.5% as compared to the prior year period, driven by an organic net sales increase of $2.1, or 2.1%. The increase was due to higher volumes driven by distribution gains, international market expansion and digital economy growth, which was partially offset by the shift in holiday orders to the prior quarter (approximately 4%) partially offset by pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 2%).

Segment Profit	Quarter Ended December 31, 2024
	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$132.4
Organic	(6.5)	(4.9)%
Change in hyperinflationary markets	(3.5)	(2.6)%
Impact of currency	(3.1)	(2.4)%
Segment profit - current year	$119.3	(9.9)%

Auto Care
Segment profit - prior year	6.9
Organic	14.7	213.0%
Change in hyperinflationary markets	—	—%
Impact of currency	(1.1)	(15.9)%
Segment profit - current year	$20.5	197.1%

Total Segment Profit
Segment profit - prior year	139.3
Organic	8.2	5.9%
Change in hyperinflationary markets	(3.5)	(2.5)%
Impact of currency	(4.2)	(3.0)%
Segment profit - current year	$139.8	0.4%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended December 31, 2024

Global reported segment profit increased 0.4% as compared to the prior year. Organic profit increase was $8.2, or 5.9%. The organic increase was driven by the organic net sales improvement discussed above, partially offset by increased SG&A and A&P spending compared to the prior year.

Battery & Lights reported segment profit declined by 9.9% as compared to the prior year. Organic segment profit decreased by $6.5, or 4.9%, due to higher SG&A and A&P spending compared to the prior year, partially offset by the organic net sales increase discussed above.

Auto Care reported segment profit increased by 197.1% as compared to the prior year. Organic segment profit increased by $14.7, or 213.0%. The increase was driven by higher organic sales and higher gross margin partially offset by higher SG&A and A&P spending over the prior year.

General Corporate	For the Quarters Ended December 31,
	2024	2023
General corporate and other expenses	$27.4	$29.2
% of Net Sales	3.7%	4.1%

For the quarter ended December 31, 2024, general corporate and other expenses were $27.4, a decrease of $1.8 as compared to the prior year comparative period. The decrease was primarily driven by a decline in factoring fees and lower mark to market expenses on our deferred compensation plans, partially offset by increased legal fees in the current year.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on November 19, 2024 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2024, Energizer had $195.9 of cash and cash equivalents, approximately 96% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

During the quarter ended December 31, 2024 the Company pre-paid $22.0 of the Term Loan. The write-off of associated deferred financing fees resulted in a Loss on extinguishment of debt during the quarter of $0.1.

As of December 31, 2024, the Company had no outstanding borrowings under the 2020 Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the 2020 Revolving Facility as of December 31, 2024. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $77.0 in the three months ended December 31, 2024, as compared to $178.1 in the prior year period. This change in cash flows of $101.1 was primarily driven by working capital changes, year-over-year, of approximately $92. The working capital change was primarily a result of the lower year-over-year accounts receivable collections, net of trade spend, of approximately $33, increased year-over-year inventory of approximately $44, and decreased year-over-year accounts payable of approximately $5, due to timing of payments.

Investing Activities

Net cash used by investing activities was $34.7 and $37.1 for the three months ended December 31, 2024 and 2023, respectively, and consisted of the following:

•Capital expenditures of $34.6 and $25.5 in the three months ended December 31, 2024 and 2023, respectively; and

•Acquisitions, net of cash acquired, was an outflow of $0.1 from the Centralsul Acquisition working capital true up in the quarter ended December 31, 2024 and $11.6 from the purchase of battery manufacturing assets in Belgium in the quarter ended December 31, 2023.

Investing cash outflows of approximately $80 to $90 are anticipated in fiscal 2025 for total capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $56.1 for the three months ended December 31, 2024 as compared to $110.8 in the prior fiscal year period. For the three months ended December 31, 2024, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $25.2, primarily related to term loan principal payments of $25.0;

•Net increase in debt with original maturities of 90 days or less of $0.2 primarily related to international borrowings;

•Dividends paid on common stock of $23.6 (see below); and

•Taxes paid for withheld share-based payments of $7.5.

For the three months ended December 31, 2023, cash used by financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $78.2, primarily related to term loan principal payments of $78.0;

•Net decrease in debt with original maturities of 90 days or less of $5.2 primarily related to international borrowings;

•Dividends paid on common stock of $22.7; and

•Taxes paid for withheld share-based payments of $4.7.

Dividends

On November 4, 2024, the Board of Directors declared a cash dividend for the first quarter of fiscal 2025 of $0.30 per share of common stock, payable on December 12, 2024. Subsequent to the end of the fiscal quarter, on January 24, 2025, the Board of Directors declared a cash dividend for the second fiscal quarter of 2025 of $0.30 per share of common stock, payable on March 13, 2025, to all shareholders of record as of the close of business on February 20, 2025.

Share Repurchases

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock, which replaced the Company's prior authorization. The Company has 7.5 million shares remaining under this authorization.

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
Other Matters

Environmental Matters

Accrued environmental costs at December 31, 2024 were $8.5. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,105.0 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $12.0 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at December 31, 2024 is $510.8, with $133.7 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $600.0 of variable rate debt. Refer to Note 9, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $12.8. The next payment of $5.7 is due in the second fiscal quarter of fiscal 2025 with the remainder due in fiscal year 2026.

On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV for a purchase price of EUR 26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). The Company anticipates the acquisition will close during calendar year 2025, subject to regulatory approvals and other customary closing conditions.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $7.8. Of this amount, $6.3 is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at December 31, 2024 are $137.1 and $87.6, respectively. Within the next twelve months, operating and finance lease payments are expected to be $20.0 and $3.9, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2024 and

September 30, 2024, Energizer had an unrealized pre-tax gain of $7.7 and an unrealized loss of $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2024 levels over the next twelve months, $7.3 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2024 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2026.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2024 and 2023, resulted in a loss of $8.4 and gain of $3.2, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2026. There were 16 open contracts at December 31, 2024, with a total notional value of approximately $24. The Company had unrealized pre-tax gains of $1.4 and $4.0 on these hedges as of December 31, 2024 and September 30, 2024, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2024, Energizer had variable rate debt outstanding of $757.0 under the 2020 Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at December 31, 2024.

At December 31, 2024 and September 30, 2024, Energizer recorded a unrealized pre-tax gain of $44.8 and $39.8 on the 2020 Interest rate swap, respectively. For the quarter ended December 31, 2024, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.67%.

Hyperinflationary Market

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of December 31, 2024.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of December 31, 2024.

It is difficult to determine what continuing impact the use of highly inflationary accounting for Egypt and Argentina may have on our consolidated financial statements, as such impact is dependent upon movements in the applicable exchange rates between the local currency and the USD and the amount of monetary assets and liabilities included in our affiliates' balance sheet.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, when taking into account established accruals for estimated liabilities. Refer to Note 15, Legal proceedings/contingencies and other obligations, for additional details on the Company's pending legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 19, 2024, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2025 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	—	—	5,041,940
November 1 - November 30	—	—	—	7,500,000
December 1 - December 31	—	—	—	7,500,000
Total	—	—	—	7,500,000
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Sixth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2024).

10.1	Form of Change of Control Employment Agreement.

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	February 4, 2025