Form 10-Q
period 2025-03-31
ENERGIZER HOLDINGS, INC.
filed 2025-05-06
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 2, 2025: 72,192,743.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$662.9	$663.3	$1,394.6	$1,379.9
Cost of products sold	403.9	410.0	866.0	859.6
Gross profit	259.0	253.3	528.6	520.3
Selling, general and administrative expense	136.0	122.5	267.3	250.6
Advertising and sales promotion expense	20.8	21.4	74.2	68.4
Research and development expense	8.1	7.9	16.1	15.7
Amortization of intangible assets	14.7	14.5	29.4	29.0
Interest expense	38.0	38.7	75.0	79.4
Loss on extinguishment/modification of debt	5.2	0.4	5.3	0.9
Other items, net	(0.2)	5.5	(5.2)	24.5
Earnings before income taxes	36.4	42.4	66.5	51.8
Income tax provision	8.1	10.0	15.9	17.5
Net earnings	$28.3	$32.4	50.6	34.3

Basic net earnings per common share	$0.39	$0.45	$0.70	$0.48
Diluted net earnings per common share	$0.39	$0.45	$0.69	$0.47

Weighted average shares of common stock - Basic	72.2	71.8	72.1	71.7
Weighted average shares of common stock - Diluted	73.3	72.6	73.3	72.6

Statements of Comprehensive Income:
Net earnings	$28.3	$32.4	$50.6	$34.3
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(8.2)	(2.5)	(15.9)	(3.6)
Pension activity, net of tax of $0.2 and $0.4, for the quarter and six months ended March 31, 2025, respectively and $0.1 and $0.3 for the quarter and six months ended March 31, 2024, respectively.	—	1.3	2.6	0.4
Deferred (loss)/gain on hedging activity, net of tax of $(3.9) and $0.0, for the quarter and six months ended March 31, 2025, respectively and $1.7 and $(4.8) for the quarter and six months ended March 31, 2024, respectively.	(11.7)	4.7	(0.9)	(14.9)
Total comprehensive income	$8.4	$35.9	$36.4	$16.2

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2025	September 30, 2024
Current assets
Cash and cash equivalents	$139.3	$216.9
Trade receivables, less allowance for doubtful accounts of $6.7 and $5.7, respectively	305.1	441.3
Inventories	748.6	657.3
Other current assets	201.8	163.4
Total current assets	1,394.8	1,478.9
Property, plant and equipment, net	385.1	380.1
Operating lease assets	86.5	94.7
Goodwill	1,038.1	1,046.0
Other intangible assets, net	1,039.7	1,070.9
Deferred tax assets	142.7	145.8
Other assets	125.0	126.0
Total assets	$4,211.9	$4,342.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$5.7	$12.0
Current portion of finance leases	0.9	0.6
Notes payable	1.8	2.1
Accounts payable	416.2	433.1
Current operating lease liabilities	17.5	18.2
Other current liabilities	307.4	353.8
Total current liabilities	749.5	819.8
Long-term debt	3,154.8	3,193.0
Operating lease liabilities	75.1	82.4
Deferred tax liabilities	8.8	8.3
Other liabilities	89.8	103.1
Total liabilities	4,078.0	4,206.6
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	613.8	667.6
Retained losses	(79.9)	(128.4)
Treasury stock	(206.0)	(223.6)
Accumulated other comprehensive loss	(194.8)	(180.6)
Total shareholders' equity	133.9	135.8
Total liabilities and shareholders' equity	$4,211.9	$4,342.4

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2025	2024
Cash Flow from Operating Activities
Net earnings	$50.6	$34.3
Adjustments to reconcile net earnings to net cash flow from operating activities:
Non-cash integration and restructuring charges	5.2	8.0
Depreciation and amortization	62.7	58.9
Deferred income taxes	2.6	(6.1)
Share-based compensation expense	13.4	13.3
Loss on extinguishment of debt	1.1	0.9
Non-cash items included in income, net	5.7	10.7
Exchange (gain)/loss included in income	(3.4)	29.6
Other, net	(8.0)	(2.6)
Changes in current assets and liabilities used in operations	(65.7)	67.9
Net cash from operating activities	64.2	214.9

Cash Flow from Investing Activities
Capital expenditures	(55.6)	(52.0)
Acquisitions, net of cash acquired	(0.1)	(11.6)
Purchase of available-for-sale securities	—	(5.2)
Proceeds from sale of available-for-sale securities	—	4.2
Net cash used by investing activities	(55.7)	(64.6)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	198.2	—
Payments on debt with maturities greater than 90 days	(220.7)	(141.4)
Net increase/(decrease) in debt with original maturities of 90 days or less	0.4	(3.6)
Debt issuance costs	(6.3)	—
Payment of acquisition indemnification hold back	(0.5)	—
Dividends paid on common stock	(45.3)	(44.2)
Taxes paid for withheld share-based payments	(7.5)	(4.7)
Net cash used by financing activities	(81.7)	(193.9)

Effect of exchange rate changes on cash	(4.4)	(21.6)

Net decrease in cash, cash equivalents, and restricted cash	(77.6)	(65.2)
Cash, cash equivalents, and restricted cash, beginning of period	216.9	223.3
Cash, cash equivalents, and restricted cash, end of period	$139.3	$158.1

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6
Net earnings	—	—	—	28.3	—	—	28.3
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	11	—	(0.3)	(0.1)	—	0.4	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.4)	—	—	—	(22.4)
Other comprehensive loss	—	—	—	—	(19.9)	—	(19.9)
March 31, 2025	72,192	$0.8	$613.8	$(79.9)	$(194.8)	$(206.0)	$133.9

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2023	71,500	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	1.9	—	—	1.9
Share-based payments	—	—	6.4	—	—	—	6.4
Activity under stock plans	277	—	(16.3)	(1.4)	—	13.0	(4.7)
Dividends to common shareholders ($0.30 per share)	—	—	(22.1)	—	—	—	(22.1)
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
December 31, 2023	71,777	$0.8	$718.5	$(164.3)	$(159.3)	$(225.1)	$170.6
Net earnings	—	—	—	32.4	—	—	32.4
Share-based payments	—	—	7.1	—	—	—	7.1
Activity under stock plans	13	—	(0.5)	—	—	0.5	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.3)	—	—	—	(22.3)
Other comprehensive income	—	—	—	—	3.5	—	3.5
March 31, 2024	71,790	$0.8	$702.8	$(131.9)	$(155.8)	$(224.6)	$191.3

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

Global Professional sales are "business to business" sales and include sales to original equipment manufacturers as well as industrial, medical, office and hearing aid distributors. These sales are evaluated outside of the geographic markets in which they originate. The quarter and six months ended March 31, 2024 was recast to breakout Global Professional Market sales from the previously reported geographic market.

Supplemental product and market information is presented below for revenues from external customers for the quarters and the six months ended March 31, 2025 and 2024:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales by products	2025	2024	2025	2024
Batteries	$470.1	$460.1	$1,077.0	$1,051.5
Auto Care	174.9	182.3	274.2	281.1
Lights	17.9	20.9	43.4	47.3
Total Net Sales	$662.9	$663.3	$1,394.6	$1,379.9

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales by markets
North America Market	$372.5	$370.5	$763.7	$743.0
Modern Markets	98.9	97.5	244.9	241.0
Developing Markets	77.5	78.4	165.0	171.8
Distributors Markets	40.8	41.0	83.2	76.2
Global Professional Markets	73.2	75.9	137.8	147.9
Total Net Sales	$662.9	$663.3	$1,394.6	$1,379.9

(3) Acquisitions

Centralsul Acquisition - On May 8, 2024, the Company acquired all the outstanding shares of Centralsul Ltda. (Centralsul), an auto appearance and fragrance manufacturer and distributor based in Southern Brazil (Centralsul Acquisition), which is expected to increase the Company's Auto Care presence in the region. The share purchase agreement (SPA) included a contractual purchase price of approximately $15, which was adjusted by Centralsul's outstanding debt, an indemnity holdback and working capital adjustments resulting in an initial cash payment of $10.6. The Company finalized the working capital adjustment in the first fiscal quarter of 2025 and paid an additional $0.1. The indemnity holdback is approximately $2 and will be used to satisfy any indemnification claims or paid out over a contractual timeline through 2027. The first indemnity holdback payment of $0.5 occurred in the quarter ended March 31, 2025. The SPA includes a potential earnout payment of up to approximately $5, as of the date of acquisition, if certain financial metrics are achieved during calendar year 2025. If achieved, the earnout will be paid in the second fiscal quarter of 2026.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The purchase price of the acquisition including the estimated earnout is $16.5. The Company has allocated the purchase price to the assets acquired and liabilities assumed, and has recognized goodwill of $14.6, which is attributable to the workforce of the acquired business and the established distribution footprint of the Centralsul business in the region. This goodwill has been allocated to the Auto Care segment and is not deductible for tax purposes.

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

APS NV Acquisition - On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV for a contractual purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). Subsequent to the quarter, the Company completed the APS NV Acquisition on May 2, 2025. The initial cash consideration transferred was EUR13.3 after the preliminary working capital and net debt adjustments. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. As of the filing date, the Company is in the initial stages of the process of allocating the purchase price and does not have an allocation available.

Acquisition and Integration Costs - In fiscal 2025, the Company recorded $2.3 and $3.5 of acquisition and integration costs in SG&A during the quarter and six months ended March 31, 2025, respectively, primarily related to legal fees and other costs associated with these acquisitions. Included in the three and six months was expense of $0.8 for a purchase price earnout adjustment associated with the Centralsul Acquisition.

In fiscal 2024, the Company recorded $0.7 and $3.3 of acquisition and integration costs associated with the Belgium Acquisition during the quarter and six months ended March 31, 2024, respectively. The costs included $2.9 of operating costs recorded in Costs of good sold for the six months ended March 31, 2024, as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS. These costs were offset by $1.0 of income during the six months ended March 31, 2024, recorded in Other items, net, from producing inventory for APS under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 and $1.4 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses during the quarter and six months ended March 31, 2024, respectively.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring for the quarters and six months ended March 31, 2025 and 2024 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.1	$0.4	$0.2	$0.9
Accelerated depreciation & fixed asset write-offs	2.5	3.4	$3.3	$4.7
Other restructuring related costs(1)	6.1	11.7	$14.6	$22.7
Selling, general and administrate expense
Severance and related benefit costs	0.8	1.0	$2.1	$2.8
Accelerated depreciation & fixed asset write-offs	—	0.5	$0.9	$1.0
Other restructuring related costs(2)	3.0	3.1	$5.6	$6.5
Other items, net
Entity liquidation	(0.3)	—	(0.3)	—
Momentum Restructuring Cost Total	$12.2	$20.1	$26.4	$38.6
IT enablement(3)	5.4	3.3	11.5	7.2
Total restructuring and related costs	$17.6	$23.4	$37.9	$45.8
(1) Includes charges primarily related to consulting, relocation, decommissioning, and other facility exit costs.
(2) Primarily includes consulting, real estate rationalization costs, and legal fees for the restructuring program.
(3) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which are enabling the Company to complete restructuring initiatives, and a non-cash impairment of capitalized software. Costs are included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and six months ended March 31, 2025 would be incurred within the Battery & Lights segment in the amounts of $15.7 and $34.4 respectively, and the Auto Care segment in the amount of $1.9 and $3.5, respectively. For the quarter and six months ended March 31, 2024, the pre-tax restructuring and related costs would have been incurred within the Battery & Lights segment in the amount of $20.5 and $41.2, respectively and the Auto Care segment in the amount of $2.9 and $4.6, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the restructuring and related costs reserve activity related to the Project Momentum restructuring program for the six months ended March 31, 2024 and 2025:

			Utilized
	September 30, 2023	Charge to Income	Cash	Non-Cash	March 31, 2024
Severance & termination related costs	$15.4	$3.7	$8.0	$—	$11.1
Accelerated depreciation & fixed asset write-offs	—	5.7	—	5.7	—
Other restructuring related costs	3.3	29.2	29.1	1.5	1.9
IT enablement	0.9	7.2	6.4	0.2	1.5
Total restructuring and related costs	$19.6	$45.8	$43.5	$7.4	$14.5

			Utilized
	September 30, 2024 (1)	Charge to Income	Cash	Non-Cash	March 31, 2025 (1)
Severance & termination related costs	$7.2	$2.3	$3.4	$—	$6.1
Accelerated depreciation & fixed asset write-offs	—	4.2	—	4.2	—
Other restructuring related costs	12.4	19.9	27.0	(0.3)	5.6
IT enablement	2.1	11.5	10.9	2.2	0.5
Total restructuring and related costs	$21.7	$37.9	$41.3	$6.1	$12.2
(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 14, Supplemental Financial Statement Information for additional details.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, network transition costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and six months ended March 31, 2025 and 2024 are presented below:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales
Batteries & Lights	$488.0	$481.0	$1,120.4	$1,098.8
Auto Care	174.9	182.3	274.2	281.1
Total Net Sales	$662.9	$663.3	$1,394.6	$1,379.9
Segment Profit
Batteries & Lights	$112.3	$113.5	$231.6	$245.9
Auto Care	35.2	40.4	55.7	47.3
Total segment profit	$147.5	$153.9	$287.3	$293.2

General corporate and other expenses (1)	(30.5)	(28.3)	(57.9)	(57.5)
Amortization of intangible assets	(14.7)	(14.5)	(29.4)	(29.0)
Project Momentum restructuring and related costs (2)	(17.6)	(23.4)	(37.9)	(45.8)
Network transition costs (3)	(2.7)	—	(16.7)	—
Acquisition and integration costs (4)	(2.3)	(0.7)	(3.5)	(3.3)
Interest expense	(38.0)	(38.7)	(75.0)	(79.4)
Loss on extinguishment/modification of debt	(5.2)	(0.4)	(5.3)	(0.9)
December 2023 Argentina Economic Reform (5)	—	(1.0)	—	(22.0)
Other items - Adjusted (6)	(0.1)	(4.5)	4.9	(3.5)
Total earnings before income taxes	$36.4	$42.4	$66.5	$51.8

Depreciation and amortization
Batteries & Lights	$12.6	$11.3	$26.9	$24.3
Auto Care	3.6	3.1	6.4	5.6
Total segment depreciation and amortization	$16.2	$14.4	$33.3	$29.9
Amortization of intangible assets	14.7	14.5	29.4	29.0
Total depreciation and amortization	$30.9	$28.9	$62.7	$58.9

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(2) Project Momentum restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Restructuring and related costs	2025	2024	2025	2024
Cost of products sold	$8.7	$15.5	$18.1	$28.3
SG&A - Restructuring costs	3.8	4.6	8.6	10.3
SG&A - IT Enablement	5.4	3.3	11.5	7.2
Other items, net	(0.3)	—	(0.3)	—
Total Restructuring and related costs	$17.6	$23.4	$37.9	$45.8

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

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Acquisition and related costs	2025	2024	2025	2024
Cost of products sold	$—	$—	$—	$2.9
SG&A	2.3	0.7	3.5	1.4
Other items, net	—	—	—	(1.0)
Total Acquisition and integration costs	$2.3	$0.7	$3.5	$3.3

(5) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December (December 2023 Argentina Reform). As a result of this reform and devaluation, the Company recorded $1.0 and $22.0 of exchange and related losses during the quarter and six months ended March 31, 2024, respectively, in Other items, net on the Consolidated (Condensed) Statement of Earnings.

(6) Below is the reconciliation of Other items, net as reflected on the Consolidated (Condensed) Statement of Earnings to the adjusted amount included in the table above:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025		2024
Other items, net	$(0.2)	$5.5	$(5.2)		$24.5
Acquisition and integration (4 above)	—	—	—		(1.0)
Restructuring and related costs (2 above)	(0.3)	—	(0.3)		—
December 2023 Argentina Economic Reform (5 above)	—	1.0	—	0	22.0
Other items, net - adjusted	$0.1	$4.5	$(4.9)		$3.5

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	March 31, 2025	September 30, 2024
Batteries & Lights	$1,313.8	$1,421.1
Auto Care	410.0	352.7
Total segment assets	$1,723.8	$1,773.8
Corporate	410.3	451.7
Goodwill and other intangible assets	2,077.8	2,116.9
Total assets	$4,211.9	$4,342.4

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2025 and 2024:

(in millions, except per share data)	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Basic net earnings per share	2025	2024	2025	2024
Net earnings	$28.3	$32.4	$50.6	$34.3

Weighted average common shares outstanding - Basic	72.2	71.8	72.1	71.7
Basic net earnings per common share	$0.39	$0.45	$0.70	$0.48

Diluted net earnings per share
Weighted average common shares outstanding - Basic	72.2	71.8	72.1	71.7
Dilutive effect of RSU awards	0.4	0.3	0.5	0.4
Dilutive effect of performance shares	0.7	0.5	0.7	0.5
Weighted average common shares outstanding - Diluted	73.3	72.6	73.3	72.6

Diluted net earnings per common share	$0.39	$0.45	$0.69	$0.47

For both the quarter and six months ended March 31, 2025 there were no antidilutive RSU shares and for both the quarter and six months ended March 31, 2024 there were 0.5 million antidilutive RSU shares not included in the diluted net earnings per share calculation.

Performance based RSU shares of 0.9 million were excluded for both the quarters and six months ended March 31, 2025 and 1.3 million were excluded for both the quarters and six months ended March 31, 2024 as the performance targets for those awards have not been achieved as of the end of the applicable periods.

(7) Income Taxes

The effective tax rate for the quarter and six months ended March 31, 2025 was 22.3% and 23.9%, respectively as compared to 23.6% and 33.8% for the prior year comparative periods, respectively. The current year six months ended rate is lower than the prior year as the exchange and related losses of $22.0 from the December 2023 Argentina Reform were not deductible for tax purposes and did not result in a statutory tax benefit in the prior year.

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

The following table sets forth goodwill by segment as of October 1, 2024 and March 31, 2025:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2024	$897.9	$148.1	$1,046.0
Centralsul Acquisition	—	0.1	0.1
Cumulative translation adjustment	(7.4)	(0.6)	(8.0)
Balance at March 31, 2025	$890.5	$147.6	$1,038.1

Energizer had indefinite-lived intangible assets of $640.1 at March 31, 2025 and $641.6 at September 30, 2024. The difference between the periods is driven by currency adjustments.

Total intangible assets at March 31, 2025 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$154.7	$(41.9)	$112.8
Customer relationships	394.7	(179.9)	214.8
Patents	34.3	(22.0)	12.3
Proprietary technology	172.5	(126.3)	46.2
Proprietary formulas	29.2	(15.7)	13.5
Total Amortizable intangible assets	785.4	(385.8)	399.6
Trademarks and trade names - indefinite lived	640.1	—	640.1
Total Other intangible assets, net	$1,425.5	$(385.8)	$1,039.7

Total intangible assets at September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$155.0	$(37.8)	$117.2
Customer relationships	395.0	(166.8)	228.2
Patents	34.5	(21.0)	13.5
Proprietary technology	172.5	(117.5)	55.0
Proprietary formulas	29.2	(13.8)	15.4
Total Amortizable intangible assets	786.2	(356.9)	429.3
Trademarks and trade names - indefinite lived	641.6	—	641.6
Total Other intangible assets, net	$1,427.8	$(356.9)	$1,070.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	March 31, 2025	September 30, 2024
Senior Secured Term Loan Facility due 2027	$—	$782.0
Senior Secured Term Loan Facility due 2032	760.0	—
6.500% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	703.0	723.8
Finance lease obligations	48.1	49.2
Total long-term debt, including current maturities	$3,186.1	$3,230.0
Less current portion	(6.6)	(12.6)
Less unamortized debt premium and debt issuance fees	(24.7)	(24.4)
Total long-term debt	$3,154.8	$3,193.0
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - During the first quarter of fiscal 2025, the Company pre-paid $22.0 of the Senior Secured Term Loan due in 2027. During the first and second quarters of fiscal 2024, the Company pre-paid $75.0 and $60.0, respectively, of the Senior Secured Term Loan due in 2027.

On March 19, 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and the Company paid debt issuance costs of $6.3 as of March 31, 2025 and recorded a Loss on extinguishment/modification of debt of $5.2 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. On the Consolidated (Condensed) Statement of Cash Flows, the financing cash inflows and outflows associated with this transaction were determined on a lender-by-lender basis for the Term Loan.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $1.9. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, an adjusted rate based on the Secured Overnight Finance Rate (SOFR) or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. Refer to Note 12, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of March 31, 2025. At both March 31, 2025 and September 30, 2024, the Company's weighted average interest rate on short-term borrowings was 7.8% and 7.3%, respectively.

The prepayment during the first quarter along with the Term Loan and Revolving Facility refinancing during the second quarter resulted in a net Loss on extinguishment/modification of debt of $5.3 for the six months ended March 31, 2025. The prepayments of the Term Loan during fiscal 2024 resulted in a net Loss on extinguishment/modification of debt for the quarter and six months ended March 31, 2024 of $0.4 and $0.9, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Notes payable - The Company had $1.8 in Notes payable at March 31, 2025 and $2.1 at September 30, 2024. The balances are comprised of other borrowings, including those from foreign affiliates. At March 31, 2025 and September 30, 2024, the Company had no outstanding borrowings on the Revolving Facility.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2025, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of March 31, 2025 are as follows:

Long-term debt
One year	$5.7
Two year	307.6
Three year	7.6
Four year	591.3
Five year	1,501.9
Thereafter	723.9
Total long-term debt payments due	$3,138.0

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

As of March 31, 2025 and September 30, 2024, the Company had $54.9 and $52.5, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended March 31,
	U.S.		International
	2025	2024	2025	2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	3.0	3.6	0.8	0.9
Expected return on plan assets	(3.9)	(3.3)	(0.8)	(0.9)
Amortization of unrecognized net losses	0.4	0.4	0.5	0.3
Net periodic (benefit) / cost	$(0.5)	$0.7	$0.6	$0.4

	For the Six Months Ended March 31,
	U.S.		International
	2025	2024	2025	2024
Service cost	$—	$—	$0.2	$0.2
Interest cost	6.1	7.2	1.6	1.7
Expected return on plan assets	(7.9)	(6.6)	(1.7)	(1.7)
Amortization of unrecognized net losses	0.9	0.9	1.0	0.5
Net periodic (benefit)/cost	$(0.9)	$1.5	$1.1	$0.7

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2025 and September 30, 2024, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2025, the Company had variable rate debt outstanding of $760.0 under the Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at March 31, 2025.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2025 and September 30, 2024, Energizer had an unrealized pre-tax gain of $2.3 and an unrealized pre-tax loss of $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2025 levels, over the next 12 months, $2.4 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2026. There were 64 open foreign currency contracts at March 31, 2025, with a total notional value of approximately $187.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2026. There were 16 open contracts at March 31, 2025, with a total notional value of approximately $29. The Company had an unrealized pre-tax loss of $0.3 and gain of $4.0 on these hedges at March 31, 2025 and September 30, 2024, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At March 31, 2025 and September 30, 2024, Energizer recorded an unrealized pre-tax gain of $36.3 and $39.8, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were six open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2025, with a total notional value of approximately $158.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2025 and September 30, 2024, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2025 and 2024, respectively:

	At March 31, 2025	For the Quarter Ended March 31, 2025		For the Six Months Ended March 31, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset / (Liability) (1)	(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)	Gain/(Loss) Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$2.3	$(3.3)	$2.1	$9.1	$2.2
Interest rate swap	36.3	(3.4)	5.1	8.3	11.8
Zinc contracts	(0.3)	(0.5)	1.2	(2.0)	2.3
Total	$38.3	$(7.2)	$8.4	$15.4	$16.3

	At September 30, 2024	For the Quarter Ended March 31, 2024		For the Six Months Ended March 31, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Gain/(Loss) Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)	Loss Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(4.6)	$4.0	$(0.3)	$(2.1)	$0.6
Interest rate swap	39.8	11.3	7.8	(1.3)	15.8
Zinc contracts	4.0	(3.3)	(2.1)	(5.1)	(5.3)
Total	$39.2	$12.0	$5.4	$(8.5)	$11.1
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

The following table provides estimated fair values as of March 31, 2025 and September 30, 2024 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2025 and 2024, respectively:

	At March 31, 2025	For the Quarter Ended March 31, 2025	For the Six Months Ended March 31, 2025
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$2.3	$3.5	$(4.9)

	At September 30, 2024	For the Quarter Ended March 31, 2024	For the Six Months Ended March 31, 2024
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$2.9	$(2.7)	$0.5
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

Offsetting of derivative assets
		At March 31, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$5.8	$(0.4)	$5.4	$3.0	$(0.1)	$2.9

Offsetting of derivative liabilities
		At March 31, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.2)	$0.4	$(0.8)	$(4.7)	$0.1	$(4.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2025 and September 30, 2024 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	March 31, 2025	September 30, 2024
Deferred compensation	$(17.6)	$(21.7)
Derivatives - Foreign Currency contracts	2.3	(4.6)
Derivatives - Foreign Currency contracts (non-hedge)	2.3	2.9
Derivatives - Interest Rate Swap	36.3	39.8
Derivatives - Zinc contracts	(0.3)	4.0
Net Assets at estimated fair value	$23.0	$20.4

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at March 31, 2025 and September 30, 2024. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters or six months ended March 31, 2025 or 2024.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At March 31, 2025, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2025, the fair market value of fixed rate long-term debt was $2,240.1 compared to its carrying value of $2,378.0, and at September 30, 2024, the fair market value of fixed rate long-term debt was $2,305.5 compared to its carrying value of $2,398.8. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2024	$(96.8)	$(113.5)	$3.1	$(3.7)	$30.3	$(180.6)
OCI before reclassifications	(15.6)	1.2	(1.6)	6.6	6.4	(3.0)
Reclassifications to earnings	(0.3)	1.4	(1.7)	(1.6)	(9.0)	(11.2)
Balance at March 31, 2025	$(112.7)	$(110.9)	$(0.2)	$1.3	$27.7	$(194.8)
(1) Foreign currency translation adjustment was reclassified into earnings due to a substantial entity liquidation, and was recorded in Other items, net on the Consolidated Statement of Earnings. There were no tax impacts from the reclassification.

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(2.1)	$0.3	$(2.2)	$(0.6)	Cost of products sold
Interest rate contracts	(5.1)	(7.8)	(11.8)	(15.8)	Interest expense
Zinc contracts	(1.2)	2.1	(2.3)	5.3	Cost of products sold
	(8.4)	(5.4)	(16.3)	(11.1)	Earnings before income taxes
	2.1	1.3	4.0	2.7	Income tax expense
	$(6.3)	$(4.1)	$(12.3)	$(8.4)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.9	0.7	1.9	1.4	(2)
	(0.3)	(0.2)	(0.5)	(0.3)	Income tax benefit
	$0.6	$0.5	$1.4	$1.1	Net earnings
Total reclassifications to earnings	$(5.7)	$(3.6)	$(10.9)	$(7.3)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Other items, net
Interest income	$(0.6)	$(2.4)	$(1.8)	$(8.0)
Foreign currency exchange (gain)/loss (1)	0.4	5.9	(3.4)	29.6
Pension cost other than service costs	—	1.0	—	2.0
Loss on sale of available-for-sale securities	—	1.0	—	1.0
Transition services agreement income	—	—	—	(1.0)
Other	—	—	—	0.9
Total Other items, net	$(0.2)	$5.5	$(5.2)	$24.5
(1) Foreign currency exchange loss in the six months ended March 31, 2024, includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $1.0 and $22.0 of exchange and related losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	March 31, 2025	September 30, 2024
Inventories
Raw materials and supplies	$162.3	$127.6
Work in process	242.0	248.4
Finished products	344.3	281.3
Total inventories	$748.6	$657.3
Other Current Assets
Miscellaneous receivables	$23.1	$22.8
Prepaid expenses	121.9	80.6
Value added tax collectible from customers	29.9	30.5
Other	26.9	29.5
Total other current assets	$201.8	$163.4
Property, Plant and Equipment
Land	$12.6	$12.8
Buildings	142.6	139.2
Machinery and equipment	810.2	813.8
Construction in progress	75.7	68.8
Finance Leases	55.0	55.6
Total gross property	1,096.1	1,090.2
Accumulated depreciation	(711.0)	(710.1)
Total property, plant and equipment, net	$385.1	$380.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$14.8	$19.9
Accrued trade allowances	49.5	53.3
Accrued freight and warehousing	38.7	42.6
Accrued salaries, vacations and incentive compensation	42.1	69.5
Accrued interest expense	19.9	20.4
Restructuring and related cost reserve	11.6	21.5
Income taxes payable	32.4	22.5
Other	98.4	104.1
Total other current liabilities	$307.4	$353.8
Other Liabilities
Pensions and other retirement benefits	$45.7	$47.5
Deferred compensation	14.9	17.2
Mandatory transition tax	—	7.1
Restructuring and related cost reserve	0.6	0.2
Other non-current liabilities	28.6	31.1
Total other liabilities	$89.8	$103.1

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2025, the Company had approximately $4.4 of purchase obligations under these contracts.

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
•We are subject to risks related to our international operations, including tariffs and currency fluctuations, which could adversely affect our results of operations.
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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 19, 2024 and in this filing in section "Item 1A. Risk Factors."

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs, the loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, Interest expense, Loss on extinguishment/modification of debt, Other items, net, restructuring and related costs, network transition costs and the charges related to acquisition and integration costs have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration, the Loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration, the loss on extinguishment/modification of debt and the December 2023 Argentina

Economic Reform, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

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
Adjusted Gross Margin, Adjusted Selling, General & Administrative Expense (SG&A) as a percent of sales, and Adjusted Other items, net. Detail for Adjusted Gross margin, Adjusted SG&A as a percent of sales, and Adjusted Other items, net are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, and acquisition and integration.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue in fiscal 2025. While we did not experience significant disruptions in our operations in the first half of fiscal 2025, the risks of future negative impacts due to higher tariffs, transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures as well as currency headwinds throughout the year. Macro-economic pressures and geopolitical instability could also result in softening consumer demand, which could negatively impact the Company's forecasted financial results and operations.

Due to the recently imposed tariffs by the United States, as well as the temporarily delayed reciprocal tariffs, the Company is actively working on the deployment of mitigation strategies to offset the financial and operational impact of tariffs. These actions include sourcing shifts, rebalancing of our supply chain network, and pricing actions. For fiscal 2025, we expect the impact of tariffs, as enacted as of this filing date, to be fully offset.

December 2023 Argentina Economic Reform

In November 2023, a new president was elected in Argentina who implemented significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50% over night. As a result, Argentina's operating costs rose quicker than the Company was able to implement price increases to offset the rising costs. The Company anticipates this could continue, resulting in a continued decline to operating profit during fiscal 2025. The Company had net sales of $9.2 and $7.1 in the quarters ended March 31, 2025 and 2024, respectively, and $16.9 and $19.4 for the six months ended March 31, 2025 and 2024, respectively. The Company had operating profit of $2.4 and $1.4 in the quarters ended March 31, 2025 and 2024, respectively, and $4.3 and $6.6 in the six months ended March 31, 2025 and 2024, respectively.

This devaluation and economic reform resulted in $1.0 and $22.0 of currency and related losses recognized in Other items, net in the three and six months ended March 31, 2024, respectively. The loss of $22.0 during the six months ended March 31, 2024 includes exchange losses of $14.7 from the December 2023 remeasurement of the Company's Argentina monetary assets and liabilities, $6.3 of transactional currency exchange losses on the ARS, as well as a $1.0 loss on the purchase and sale of bonds issued by the Argentina Central Bank.

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

Subsequent to quarter end, on May 2, 2025, the Company completed the Advanced Power Solutions NV Acquisition. The initial cash transferred was EUR13.3 after the preliminary working capital and net debt adjustments. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base.

In fiscal 2025, the Company recorded $2.3 and $3.5 in SG&A of legal fees and other costs associated with these acquisitions during the quarter and six months ended March 31, 2025, respectively. Included in the quarter and six months was expense of $0.8 for a purchase price earnout adjustment associated with the Centralsul Acquisition.

In fiscal 2024, the Company recorded $0.7 and $3.3 of acquisition and integration costs associated with the Belgium Acquisition during the quarter and six months ended March 31, 2024, respectively. The costs included $2.9 of operating costs recorded in Costs of good sold for the six months ended March 31, 2024, as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS. These costs were offset by $1.0 of income during the six months ended March 31, 2024, recorded in Other items, net, from producing inventory for APS under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $0.7 and $1.4 of legal and diligence fees associated with the closing of this acquisition recorded in Selling, general and administrative expenses during the quarter and six months ended March 31, 2024, respectively.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. The restructuring component of the program is expected to generate approximately $180 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of approximately $180 to $185, non-cash costs of approximately $30, and capital expenditures of $80 to $90 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $20 annually.

Total expected pre-tax savings of Project Momentum are approximately $200 by the end of fiscal 2025. As of March 31, 2025, the Company has realized approximately $181 of these savings from Project Momentum, with approximately $39 in fiscal 2025. The savings were primarily within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

In the quarters ended March 31, 2025 and 2024, the total Project Momentum restructuring and related pre-tax costs were $17.6 and $23.4, respectively. For the six months ended March 31, 2025 and 2024, the total Project Momentum restructuring and related pre-tax costs were $37.9 and $45.8, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, a non-cash impairment of capitalized software, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold, SG&A and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Project Momentum restructuring and related costs since inception are $190.2. Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarter and six months ended March 31, 2025 would be incurred within the Battery & Lights segment in the amount of $15.7 and $34.4, respectively, and the Auto Care segment in the amount of $1.9 and $3.5, respectively. The Company's Project Momentum restructuring costs for the quarter and six months ended March 31, 2024 would be incurred within the Battery & Lights segment in the amount of $20.5 and $41.2, respectively, and the Auto Care segment in the amount of $2.9 and $4.6, respectively.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the three and six months ended March 31, 2025, the Company incurred incremental costs of $2.7 and 16.7, respectively, primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The network transition activities as part of Project Momentum are substantially complete and the Company does not anticipate significant network transition costs for the remainder of fiscal 2025.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net earnings of $28.3, or $0.39 per diluted common share, compared to Net earnings of $32.4, or $0.45 per diluted common share, in the prior year second fiscal quarter. Adjusted Diluted net earnings per common share was $0.67 for the second fiscal quarter as compared to $0.72 in the prior year quarter.
For the six months ended March 31, 2025, Energizer reported Net earnings of $50.6, or $0.69 per diluted common share, compared to Net earnings of $34.3, or $0.47 per diluted common share, in the prior year comparable period. Adjusted diluted net earnings per common share was $1.35 for the six months period as compared to the $1.30 in the prior year comparable period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net earnings	$28.3	$32.4	$50.6	$34.3
Pre-tax adjustments
Restructuring and related costs (1)	17.6	23.4	37.9	45.8
Network transition costs (2)	2.7	—	16.7	—
Acquisition and integration (3)	2.3	0.7	3.5	3.3
Loss on extinguishment/modification of debt	5.2	0.4	5.3	0.9
December 2023 Argentina Economic Reform (4)	—	1.0	—	22.0
Total adjustments, pre-tax	$27.8	$25.5	$63.4	$72.0
Total adjustments, after tax	$21.1	$19.7	$48.2	$60.3
Adjusted Net earnings (5)	$49.4	$52.1	$98.8	$94.6

Diluted net earnings per common share	$0.39	$0.45	$0.69	$0.47
Adjustments (per common share)
Restructuring and related costs	0.18	0.25	0.39	0.48
Network transition costs	0.03	—	0.18	—
Acquisition and integration	0.02	0.01	0.04	0.04
Loss on extinguishment/modification of debt	0.05	—	0.05	0.01
December 2023 Argentina Economic Reform	—	0.01	—	0.30
Adjusted Diluted net earnings per diluted common share	$0.67	$0.72	$1.35	$1.30
Weighted average shares of common stock - Diluted	73.3	72.6	73.3	72.6
Currency, excluding hyperinflationary markets, unfavorably impacted the quarter ended March 31, 2025 by $2.7 in Earnings before income taxes, or $0.03 per share, compared to the prior year quarter. For the six months ended March 31, 2025, currency, excluding hyperinflationary markets, unfavorably impacted the period by $1.2 in Earnings before income taxes, or $0.01 per share.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Cost of products sold	$8.7	$15.5	$18.1	$28.3
SG&A - Restructuring costs	3.8	4.6	8.6	10.3
SG&A - IT Enablement	5.4	3.3	11.5	7.2
Other items, net	(0.3)	—	(0.3)	—
Total Restructuring and related costs	$17.6	$23.4	$37.9	$45.8
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

(3) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Acquisition and related costs	2025	2024	2025	2024
Cost of products sold	$—	$—	$—	$2.9
SG&A	2.3	0.7	3.5	1.4
Other items, net	—	—	—	(1.0)
Total Acquisition and integration costs	$2.3	$0.7	$3.5	$3.3

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
(5) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended March 31, 2025 and 2024 was 23.1% and 23.3%, respectively, and for the six months ended March 31, 2025 and 2024 was 23.9% and 23.6%, respectively, as calculated utilizing the statutory rate for where the costs were incurred.
Highlights

Total Net sales	For the Quarter Ended March 31, 2025		For the Six Months Ended March 31, 2025
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$663.3		$1,379.9
Organic	9.4	1.4%	36.4	2.6%
Change in hyperinflationary markets	1.4	0.2%	(3.9)	(0.3)%
Impact of currency	(11.2)	(1.7)%	(17.8)	(1.2)%
Net Sales - current year	$662.9	(0.1)%	$1,394.6	1.1%
See non-GAAP measure disclosures above.

Net sales were $662.9 for the second fiscal quarter of 2025, a decrease of $0.4 as compared to the prior year quarter. Organic Net sales improved 1.4%, primarily driven by the following items:

•New and expanded distribution drove volume increases in Battery & Lights of approximately 1.9%; and

•Auto Care had flat volumes as new distribution, international expansion and innovation was offset by the shift in timing of refrigerant sales to the third quarter this year compared to the prior year.

•Partially offsetting the increased volumes were planned strategic pricing and promotional investments of 0.5%.

Net sales were $1,394.6 for the six months ended March 31, 2025, an increase of $14.7 as compared to the prior year period. Organic Net sales increased 2.6%, driven by the following items:

•New and expanded distribution, as well as incremental storm related activity, drove volume increases in Battery & Lights of 3.6%.

•Volume increases in Auto Care were driven by distribution gains, international market expansion and digital economy growth, partially offset by an earlier shift in holiday orders to the prior year and a shift in refrigerants to the third quarter in the current year, resulting in organic growth of 0.3%.

•Partially offsetting the increased volumes were planned strategic pricing and promotional investments of 1.3%.

Gross margin percentage on a reported basis for the second fiscal quarter of 2025 was 39.1%, compared to 38.2% in the prior year. Excluding restructuring costs in the current and prior year of $8.7 and $15.5, respectively, and network transition costs of $2.7 in the current year, Adjusted Gross margin was 40.8% compared to 40.5% in the prior year, an increase of 30 basis points.

Gross margin percentage on a reported basis for the six months ended March 31, 2025 was 37.9%, compared to 37.7%
in the prior year. Excluding restructuring costs in the current and prior year of $18.1 and $28.3, respectively, current year network transition costs of $16.7 and prior year acquisition and integration costs of $2.9, Adjusted Gross margin was 40.4% compared to 40.0% in the prior year, an increase of 40 basis points.

	For the Quarter Ended March 31, 2025	For the Six Months Ended March 31, 2025
Gross margin - FY'24 Reported	38.2%	37.7%
Prior year impact of restructuring and integration costs	2.3%	2.3%
Gross margin - FY'24 Adjusted	40.5%	40.0%
Project Momentum initiatives	2.5%	2.3%
Product cost impacts	(2.0)%	(0.7)%
Pricing	(0.3)%	(0.8)%
Currency impacts, including hyperinflationary markets	0.1%	(0.4)%
Gross margin - FY'25 Adjusted	40.8%	40.4%
Current year impact of restructuring and network transition costs	(1.7)%	(2.5)%
Gross margin - FY'25 Reported	39.1%	37.9%

Adjusted Gross margin improvement in the second fiscal quarter of 2025 was largely driven by Project Momentum which delivered savings of approximately $16 in the quarter. This benefit was partially offset by product cost impacts from increased freight and warehousing costs, operating inefficiencies as we finalize the network transition as part of Project Momentum, and planned strategic pricing and promotional investments noted above.

Adjusted Gross margin improvement for the six months ended March 31, 2025 was largely driven by Project Momentum, which delivered savings of approximately $32 in the period and lower product materials costs. This benefit was partially offset by product cost impacts from increased freight and warehousing costs, operating inefficiencies as we finalize the network transition as part of Project Momentum, and planned strategic pricing and promotional investments noted above.

SG&A was $136.0 in the second fiscal quarter of 2025, or 20.5% of Net sales, as compared to $122.5, or 18.5% of Net sales, in the prior year period. Included in SG&A during the second fiscal quarter of 2025 and 2024 were acquisition and integration costs of $2.3 and $0.7, respectively, and restructuring and related costs of $9.2 and $7.9, respectively. Excluding these restructuring and related costs and acquisition and integration costs, adjusted SG&A was $124.5, or 18.8% of Net sales in the second fiscal quarter of 2025, as compared to $113.9, or 17.2% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by investment in digital transformation and growth initiatives, as well as increased legal fees. The increase was partially offset by Project Momentum savings of approximately $4 in the quarter.
SG&A was $267.3 in the six months ended March 31, 2025, or 19.2% of Net sales, as compared to $250.6, or 18.2% of Net sales, in the prior year period. Included in SG&A during the six months ended March 31, 2025 and 2024 were acquisition and integration costs of $3.5 and $1.4, respectively, and restructuring and related costs of $20.1 and $17.5, respectively. Excluding these restructuring and related costs and acquisition and integration costs, adjusted SG&A was $243.7, or 17.5% of Net sales in the six months ended March 31, 2025, as compared to $231.7, or 16.8% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by investment in digital transformation and growth initiatives, increased depreciation expense related to these digital transformation initiatives, as well as increased legal fees. The increase was partially offset by Project Momentum savings of approximately $7 in the period.
Advertising and sales promotion expense (A&P) was $20.8, or 3.1% of net sales, in the second fiscal quarter of 2025, as compared to $21.4, or 3.2% of Net sales, in the second fiscal quarter of 2024. A&P was $74.2, or 5.3% of net sales, in the six months ended March 31, 2025, as compared to $68.4, or 5.0% of Net sales, in the prior year comparative period. The year-over-year increase in the first half of the year was primarily driven by increased investment behind our brands and business to support the key holiday season.

R&D was $8.1, or 1.2% of Net sales, for the quarter ended March 31, 2025, as compared to $7.9, or 1.2% of Net sales, in the prior year comparative period. R&D was $16.1, or 1.2% of Net sales, for the six months ended March 31, 2025, as compared to $15.7, or 1.1% of Net sales, in the prior year comparative period.
Interest expense was $38.0 for the second fiscal quarter of 2025 compared to $38.7 for the prior year comparative period. For the six months ended March 31, 2025 interest expense was $75.0 as compared to $79.4 for the prior year comparative period. The lower interest expense was due to a lower average outstanding debt balance in the current year due to the Company's initiatives to pay down debt.
Loss on extinguishment/modification of debt was $5.2 and $0.4 for the second fiscal quarters of 2025 and 2024, respectively, and $5.3 and $0.9 for the six months ended March 31, 2025 and 2024, respectively. During March 2025, the Company refinanced and extended the maturity of both its $760 Term Loan and $500 Revolving Credit Facility resulting in the majority of the loss on extinguishment/modification in fiscal 2025. The prior year amount was related to early repayments on the previously outstanding term loan.
Other items, net was a benefit of $0.2 and an expense of $5.5 for the second fiscal quarters of 2025 and 2024, respectively. Other items, net was a benefit of $5.2 and a expense of $24.5 for the six months ended March 31, 2025 and 2024, respectively.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Other items, net
Interest income	$(0.6)	$(2.4)	$(1.8)	$(8.0)
Foreign currency exchange (gain)/loss (1)	0.4	5.9	(3.4)	29.6
Pension cost other than service costs	—	1.0	—	2.0
Loss on Sale of Argentina Bonds	—	1.0	—	1.0
Acquisition and integration - TSA income	—	—	—	(1.0)
Other	—	—	—	0.9
Total Other items, net	$(0.2)	$5.5	$(5.2)	$24.5
(1) Foreign currency exchange loss includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $1.0 and $22.0 of exchange and related losses for the three and six months ended March 31, 2024, respectively, in Other items, net on the Consolidated (Condensed) Statement of Earnings.

The effective tax rate on a year to date basis was 23.9% as compared to 33.8% in the prior year. The prior year rate was driven by the charges from the December 2023 Argentina Reform which did not result in a statutory tax benefit. Excluding the impact of restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment/modification in debt and the December 2023 Argentina Economic Reform, the year to date adjusted effective tax rate was 23.9% as compared to 23.6% in the prior year. The higher current year rate is driven by the higher foreign rate differential compared to the prior year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt, are managed on a global basis at the corporate level. The exclusion of restructuring and related costs, network transition costs and acquisition and integration costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended March 31, 2025		Six Months Ended March 31, 2025
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$481.0		$1,098.8
Organic	14.2	3.0%	39.1	3.6%
Change in hyperinflationary markets	1.2	0.2%	(4.2)	(0.4)%
Impact of currency	(8.4)	(1.7)%	(13.3)	(1.2)%
Net sales - current year	$488.0	1.5%	$1,120.4	2.0%

Auto Care
Net sales - prior year	$182.3		$281.1
Organic	(4.8)	(2.6)%	(2.7)	(1.0)%
Change in hyperinflationary markets	0.2	0.1%	0.3	0.1%
Impact of currency	(2.8)	(1.6)%	(4.5)	(1.6)%
Net sales - current year	$174.9	(4.1)%	$274.2	(2.5)%

Total Net Sales
Net sales - prior year	$663.3		$1,379.9
Organic	9.4	1.4%	36.4	2.6%
Change in hyperinflationary markets	1.4	0.2%	(3.9)	(0.3)%
Impact of currency	(11.2)	(1.7)%	(17.8)	(1.2)%
Net sales - current year	$662.9	(0.1)%	$1,394.6	1.1%

Results for the Quarter Ended March 31, 2025

Battery & Lights reported Net Sales increased 1.5% as compared to the prior year period. Organic net sales improved $14.2, or 3.0%, for the second fiscal quarter due to increased volumes driven by new and expanded distribution.

Auto Care reported Net Sales decreased 4.1% as compared to the prior year period, driven by an organic net sales decline of $4.8, or 2.6%. The decline was due to pricing declines driven by planned strategic pricing and promotional investments in the period. The period had flat volumes as new distribution gains, international market expansion and digital economy growth was fully offset by the shift in the refrigerant volumes to the third quarter of fiscal 2025 compared to the prior year.

Results for the Six Months Ended March 31, 2025

Battery & Lights reported Net sales increased 2.0% as compared to the prior year period. Organic Net sales increased $39.1, or 3.6%, compared to the prior year. The organic increase was due to increased volumes driven by distribution gains and higher storm related activity of approximately $13 in the US (approximately 4.5%), partially offset by pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 1%).

Auto Care reported a Net sales decrease of 2.5% as compared to the prior year period. Organic Net sales declined $2.7, or 1.0% due to pricing declines driven by planned strategic pricing and promotional investments (approximately 2.5%). Partially offsetting the decline were higher volumes driven by distribution gains, international market expansion and digital economy growth, offset by the shift in holiday orders to the prior year and the shift in the refrigerant volumes to the third quarter of fiscal 2025 compared to the prior year (approximately 1.5%).

Segment Profit	Quarter Ended March 31, 2025		Six Months Ended March 31, 2025
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$113.5		$245.9
Organic	(0.3)	(0.3)%	(6.8)	(2.8)%
Change in hyperinflationary markets	0.3	0.3%	(3.2)	(1.3)%
Impact of currency	(1.2)	(1.1)%	(4.3)	(1.7)%
Segment profit - current year	$112.3	(1.1)%	$231.6	(5.8)%

Auto Care
Segment profit - prior year	40.4		47.3
Organic	(3.5)	(8.7)%	11.2	23.7%
Change in hyperinflationary markets	0.1	0.2%	0.1	0.2%
Impact of currency	(1.8)	(4.5)%	(2.9)	(6.1)%
Segment profit - current year	$35.2	(12.9)%	$55.7	17.8%

Total Segment Profit
Segment profit - prior year	153.9		293.2
Organic	(3.8)	(2.5)%	4.4	1.5%
Change in hyperinflationary markets	0.4	0.3%	(3.1)	(1.1)%
Impact of currency	(3.0)	(2.0)%	(7.2)	(2.4)%
Segment profit - current year	$147.5	(4.2)%	$287.3	(2.0)%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings before income taxes.

Results for the Quarter Ended March 31, 2025

Global reported segment profit decreased 4.2% as compared to the prior year. Organic profit declined was $3.8, or 2.5%. The organic decline was driven by the increased investments in SG&A spend compared to the prior year, partially offset by the organic net sales increase and lower A&P spend compared to the prior year.

Battery & Lights reported segment profit declined by 1.1% as compared to the prior year. Organic segment profit decreased by $0.3, or 0.3%, due to the increased investments in SG&A spending compared to the prior year and operating inefficiencies as we finalize the network transition as part of Project Momentum, partially offset by the organic net sales increase discussed above, lower A&P spending compared to the prior year and Project Momentum savings.

Auto Care reported segment profit decreased by 12.9% as compared to the prior year. Organic segment profit decreased by $3.5, or 8.7%. The decrease was driven by lower organic sales discussed above and the increased investments in SG&A and A&P spending over the prior year.

Results for the Six Months Ended March 31, 2025

Global reported segment profit decreased 2.0% as compared to the prior year. Organic profit increased $4.4, or 1.5%. The organic increase was driven by higher organic Net sales discussed above as well as lower A&P spending compared to the prior year. This was partially offset by the increased investments in SG&A over the prior year.
Battery & Lights reported segment profit decreased by 5.8% as compared to the prior year. Organic segment profit decreased by $6.8, or 2.8%, due to increased investments in SG&A and A&P spending compared to the prior year. This was partially offset by the organic net sales increase discussed above.

Auto Care reported segment profit increased by 17.8% as compared to the prior year. Organic segment profit increased by $11.2, or 23.7%. The increase was driven by improved gross margin due to Project Momentum savings, partially offset by the decrease in organic Net sales discussed above, as well as the increased investments in SG&A and A&P spending over the prior year.

General Corporate	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
General corporate and other expenses	$30.5	$28.3	$57.9	$57.5
% of Net Sales	4.6%	4.3%	4.2%	4.2%

For the quarter ended March 31, 2025, general corporate and other expenses were $30.5, an increase of $2.2 as compared to the prior year comparative period. For the six months ended March 31, 2025, General corporate and other expenses were $57.9, an increase of $0.4 as compared to the prior year comparative period.The increase was primarily driven by increased legal fees in the current year, partially offset by a decline in factoring fees and lower mark to market expenses on our deferred compensation plans.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2025, Energizer had $139.3 of cash and cash equivalents, approximately 97% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and extended the maturities for both debt instruments at roughly the same interest rates. The write-off of associated deferred financing fees and transaction fees resulted in a Loss on extinguishment/modification of debt during the quarter of $5.2.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $1.9. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, adjusted SOFR or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin.

As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of March 31, 2025. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $64.2 in the six months ended March 31, 2025, as compared to $214.9 in the prior year period. This change in cash flows of $150.7 was primarily driven by working capital changes, year-over-year, of approximately $134. The working capital change was primarily a result of increased year-over-year inventory of approximately $85 driven by various tariff mitigation strategies and increased inventory investment to support our plastic free packaging launch in the US, and lower year-over-year accounts receivable collections, net of trade spend, of approximately $24.

Investing Activities

Net cash used by investing activities was $55.7 and $64.6 for the six months ended March 31, 2025 and 2024, respectively, and consisted of the following:

•Capital expenditures of $55.6 and $52.0 in the six months ended March 31, 2025 and 2024, respectively;

•Acquisitions, net of cash acquired, was an outflow of $0.1 from the Centralsul Acquisition working capital true up in the six months ended March 31, 2025 and $11.6 from the purchase of battery manufacturing assets in Belgium in the prior year;

•Purchase of available-for-sale securities was $5.2 in the six months ended March 31, 2024, related to the purchase of bonds issued by the Argentina Central Bank (ACB); and

•Proceeds from sale of available-for-sale securities were $4.2 in the six months ended March 31, 2024, related to the sale of bonds issued by the ACB.

Investing cash outflows of approximately $80 to $90 are anticipated in fiscal 2025 for capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $81.7 for the six months ended March 31, 2025 as compared to $193.9 in the prior fiscal year period. For the six months ended March 31, 2025, cash used by financing activities consists of the following:

•Cash proceeds from issuance of debt with maturities greater than 90 days of $198.2 from refinancing and extending the Term Loan. The Term Loan proceeds were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

•Payments of debt with maturities greater than 90 days of $220.7, primarily related to the Term Loan refinancing payments of $192.2 as well as the principal payments of $28.0 made earlier in the year. The Term Loan payments were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

•Net increase in debt with original maturities of 90 days or less of $0.4 primarily related to international borrowings;

•Debt issuance costs from the Term Loan and Revolving Facility refinancing of $6.3;

•Payment of acquisition indemnification hold back related to the Centralsul acquisition of $0.5;

•Dividends paid on common stock of $45.3 (see below); and

•Taxes paid for withheld share-based payments of $7.5.

For the six months ended March 31, 2024, cash used by financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $141.4 primarily related to term loan principal payments;

•Net decrease in debt with original maturities of 90 days or less of $3.6 primarily related to international borrowings;

•Dividends paid on common stock of $44.2; and

•Taxes paid for withheld share-based payments of $4.7.

Dividends

On November 4, 2024, the Board of Directors declared a cash dividend for the first quarter of fiscal 2025 of $0.30 per share of common stock, payable on December 12, 2024. On January 24, 2025, the Board of Directors declared a cash dividend for the second quarter of fiscal 2025 of $0.30 per share of common stock, payable on March 13, 2025. Subsequent to the end of the second quarter, on April 28, 2025, the Board of Directors declared a cash dividend for the third fiscal quarter of 2025 of $0.30 per share of common stock, payable on June 11, 2025, to all shareholders of record as of the close of business on May 21, 2025.

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
Other Matters

Environmental Matters

Accrued environmental costs at March 31, 2025 were $10.5. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below:

The Company has a contractual commitment to repay its long-term debt of $3,138.0 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $5.7 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at March 31, 2025 is $710.1, with $135.0 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $600.0 of variable rate debt. Refer to Note 9, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $7.1 due in the second fiscal quarter of fiscal 2026.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $4.4. Of this amount, $4.1 is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at March 31, 2025 are $134.0 and $87.7, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.1 and $4.0, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2025 and September 30, 2024, Energizer had an unrealized pre-tax gain of $2.3 and an unrealized loss of $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2025 levels over the next twelve months, $2.4 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2025 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2026.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a gain of $3.5 and a loss of $2.7 for the quarters ended March 31, 2025 and 2024, respectively, and a loss of $4.9 and a gain of $0.5 for the six months ended March 31, 2025 and 2024, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2026. There were 16 open contracts at March 31, 2025, with a total notional value of approximately $29. The Company had unrealized pre-tax loss of $0.3 and unrealized pre-tax gain of $4.0 on these hedges as of March 31, 2025 and September 30, 2024, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2025, Energizer had variable rate debt outstanding of $760.0 under the Term Loan.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at March 31, 2025.

At March 31, 2025 and September 30, 2024, Energizer recorded a unrealized pre-tax gain of $36.3 and $39.8 on the interest rate swap, respectively. For the quarter ended March 31, 2025, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.67%.

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of March 31, 2025.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 19, 2024, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. Except as follows, there have been no material changes to the risk factors included in our Annual Report on Form 10-K.

We are subject to risks related to our international operations, including tariffs and currency fluctuations, which could adversely affect our results of operations.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, and tariffs. Recently, the U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2025 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	7,500,000
February 1 - February 28	—	—	—	7,500,000
March 1 - March 31	—	—	—	7,500,000
Total	—	—	—	7,500,000
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Sixth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2024).

10.1	Amendment and Restatement Agreement, dated as of March 19, 2025, by and among Energizer Holdings, Inc., as borrower, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2025).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	May 6, 2025