Form 10-Q
period 2025-06-30
ENERGIZER HOLDINGS, INC.
filed 2025-08-04
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 31, 2025: 68,268,535.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$725.3	$701.4	$2,119.9	$2,081.3
Cost of products sold	325.6	424.2	1,191.6	1,283.8
Gross profit	399.7	277.2	928.3	797.5
Selling, general and administrative expense	128.3	129.6	395.6	380.2
Advertising and sales promotion expense	43.4	37.9	117.6	106.3
Research and development expense	8.2	7.4	24.3	23.1
Amortization of intangible assets	14.7	14.5	44.1	43.5
Impairment of intangible assets	—	110.6	—	110.6
Interest expense	39.0	38.5	114.0	117.9
Loss on extinguishment/modification of debt	—	1.2	5.3	2.1
Other items, net	1.9	(5.0)	(3.3)	19.5
Earnings/(loss) before income taxes	164.2	(57.5)	230.7	(5.7)
Income tax provision/(benefit)	10.7	(13.7)	26.6	3.8
Net earnings/(loss)	$153.5	$(43.8)	204.1	(9.5)

Basic net earnings/(loss) per common share	$2.16	$(0.61)	$2.84	$(0.13)
Diluted net earnings/(loss) per common share	$2.13	$(0.61)	$2.80	$(0.13)

Weighted average shares of common stock - Basic	71.2	71.8	71.8	71.7
Weighted average shares of common stock - Diluted	72.1	71.8	72.9	71.7

Statements of Comprehensive Income:
Net earnings/(loss)	$153.5	$(43.8)	$204.1	$(9.5)
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(11.4)	(8.6)	(27.3)	(12.2)
Pension activity, net of tax of $0.3 and $0.7, for the quarter and nine months ended June 30, 2025, respectively and $0.2 and $0.5 for the quarter and nine months ended June 30, 2024, respectively.	(1.8)	0.4	0.8	0.8
Deferred (loss)/gain on hedging activity, net of tax of $(4.3) for both the quarter and nine months ended June 30, 2025 and $0.1 and $(4.7) for the quarter and nine months ended June 30, 2024, respectively.	(12.7)	0.3	(13.6)	(14.6)
Total comprehensive income	$127.6	$(51.7)	$164.0	$(35.5)

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2025	September 30, 2024
Current assets
Cash and cash equivalents	$171.1	$216.9
Trade receivables, less allowance for doubtful accounts of $7.4 and $5.7, respectively	323.7	441.3
Inventories	870.1	657.3
Other current assets	277.5	163.4
Total current assets	1,642.4	1,478.9
Property, plant and equipment, net	393.8	380.1
Operating lease assets	97.6	94.7
Goodwill	1,050.1	1,046.0
Other intangible assets, net	1,026.2	1,070.9
Deferred tax assets	147.3	145.8
Other assets	158.6	126.0
Total assets	$4,516.0	$4,342.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$7.6	$12.0
Current portion of finance leases	0.8	0.6
Notes payable	134.6	2.1
Accounts payable	425.2	433.1
Current operating lease liabilities	17.4	18.2
Other current liabilities	338.7	353.8
Total current liabilities	924.3	819.8
Long-term debt	3,218.4	3,193.0
Operating lease liabilities	87.4	82.4
Deferred tax liabilities	6.8	8.3
Other liabilities	95.9	103.1
Total liabilities	4,332.8	4,206.6
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	597.5	667.6
Retained earnings/(losses)	73.4	(128.4)
Treasury stock	(267.8)	(223.6)
Accumulated other comprehensive loss	(220.7)	(180.6)
Total shareholders' equity	183.2	135.8
Total liabilities and shareholders' equity	$4,516.0	$4,342.4

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2025	2024
Cash Flow from Operating Activities
Net earnings/(loss)	$204.1	$(9.5)
Adjustments to reconcile net earnings/(loss) to net cash flow from operating activities:
Non-cash integration and restructuring charges	6.3	9.6
Impairment of intangible assets	—	110.6
Depreciation and amortization	94.6	89.6
Deferred income taxes	1.3	(33.4)
Share-based compensation expense	19.7	19.1
Loss on extinguishment of debt	1.1	2.1
Gain on sale of real estate	—	(3.7)
Non-cash items included in income, net	10.0	15.5
Exchange (gain)/loss included in income	(1.4)	29.3
Other, net	(4.2)	(3.5)
Production credits	(112.4)	—
Changes in current assets and liabilities used in operations	(133.5)	35.0
Net cash from operating activities	85.6	260.7

Cash Flow from Investing Activities
Capital expenditures	(69.1)	(70.5)
Proceeds from sale of assets	—	4.9
Acquisitions, net of cash acquired	(12.8)	(22.4)
Purchase of available-for-sale securities	—	(5.2)
Proceeds from sale of available-for-sale securities	—	4.2
Net cash used by investing activities	(81.9)	(89.0)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	198.2	—
Payments on debt with maturities greater than 90 days	(221.0)	(150.6)
Net increase/(decrease) in debt with original maturities of 90 days or less	118.4	(1.8)
Debt issuance costs	(8.0)	(0.9)
Payment of acquisition indemnification hold back	(0.5)	—
Common stock purchased	(62.6)	—
Dividends paid on common stock	(66.6)	(65.8)
Taxes paid for withheld share-based payments	(7.7)	(4.8)
Net cash used by financing activities	(49.8)	(223.9)

Effect of exchange rate changes on cash	0.3	(24.4)

Net decrease in cash, cash equivalents, and restricted cash	(45.8)	(76.6)
Cash, cash equivalents, and restricted cash, beginning of period	216.9	223.3
Cash, cash equivalents, and restricted cash, end of period	$171.1	$146.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6
Net earnings	—	—	—	28.3	—	—	28.3
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	11	—	(0.3)	(0.1)	—	0.4	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.4)	—	—	—	(22.4)
Other comprehensive loss	—	—	—	—	(19.9)	—	(19.9)
March 31, 2025	72,192	$0.8	$613.8	$(79.9)	$(194.8)	$(206.0)	$133.9
Net earnings	—	—	—	153.5	—	—	153.5
Share-based payments	—	—	6.4	—	—	—	6.4
Common stock purchased	(2,793)	—	—	—	—	(62.6)	(62.6)
Activity under stock plans	16	—	(0.8)	(0.2)	—	0.8	(0.2)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive loss	—	—	—	—	(25.9)	—	(25.9)
June 30, 2025	69,415	0.8	597.5	73.4	(220.7)	(267.8)	183.2

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statement (Unaudited).

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2023	71,500	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	1.9	—	—	1.9
Share-based payments	—	—	6.4	—	—	—	6.4
Activity under stock plans	277	—	(16.3)	(1.4)	—	13.0	(4.7)
Dividends to common shareholders ($0.30 per share)	—	—	(22.1)	—	—	—	(22.1)
Other comprehensive loss	—	—	—	—	(21.6)	—	(21.6)
December 31, 2023	71,777	$0.8	$718.5	$(164.3)	$(159.3)	$(225.1)	$170.6
Net earnings	—	—	—	32.4	—	—	32.4
Share-based payments	—	—	7.1	—	—	—	7.1
Activity under stock plans	13	—	(0.5)	—	—	0.5	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.3)	—	—	—	(22.3)
Other comprehensive income	—	—	—	—	3.5	—	3.5
March 31, 2024	71,790	$0.8	$702.8	$(131.9)	$(155.8)	$(224.6)	$191.3
Net loss	—	—	—	(43.8)	—	—	(43.8)
Share-based payments	—	—	6.0	—	—	—	6.0
Activity under stock plans	6	—	(0.2)	(0.2)	—	0.3	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	(22.1)	—	—	—	(22.1)
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)
June 30, 2024	71,796	$0.8	$686.5	$(175.9)	$(163.7)	$(224.3)	$123.4
-

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

Batteries and lights are sold under the Energizer®, Eveready®, Rayovac® and Varta® brand names, among others. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

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

Global Professional sales are "business to business" sales and include sales to original equipment manufacturers as well as industrial, medical, office and hearing aid distributors. These sales are evaluated outside of the geographic markets in which they originate. The quarter and nine months ended June 30, 2024 was recast to breakout Global Professional Market sales from the previously reported geographic market.

Supplemental product and market information is presented below for revenues from external customers for the quarters and the nine months ended June 30, 2025 and 2024:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales by products	2025	2024	2025	2024
Batteries	$515.9	$486.7	$1,592.9	$1,538.2
Auto Care	190.2	192.3	464.4	473.4
Lights	19.2	22.4	62.6	69.7
Total Net Sales	$725.3	$701.4	$2,119.9	$2,081.3

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales by markets
North America Market	$408.3	$410.6	$1,172.0	$1,153.6
Modern Markets	111.3	98.5	356.3	339.5
Developing Markets	80.0	78.2	245.0	250.0
Distributors Markets	53.9	41.7	137.1	117.9
Global Professional Markets	71.8	72.4	209.5	220.3
Total Net Sales	$725.3	$701.4	$2,119.9	$2,081.3

(3) Acquisitions

APS NV Acquisition - On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV (APS NV) for a contractual purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS NV Acquisition). On May 2, 2025, the Company completed the acquisition and the initial cash consideration transferred was EUR13.3 (USD$15.2), after the preliminary working capital and net debt adjustments. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base.

The APS NV Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. After determining the preliminary fair value of the real property acquired, the allocation of the initial purchase price for the acquisition did not result in the identification of intangible assets or goodwill.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$2.5
Trade receivables	0.2
Inventories	37.6
Other current assets	6.9
Property, plant and equipment, net	8.8
Operating lease assets	12.9
Deferred tax asset	0.7
Other assets	4.1
Notes payable	(13.1)
Accounts payable	(17.5)
Current operating lease liabilities	(1.0)
Other current liabilities	(12.0)
Operating lease liabilities	(13.0)
Other liabilities	(1.9)
Net assets acquired	$15.2

The Company will continue to review the allocation of fair value to assets acquired and liabilities assumed for this acquisition, including income tax considerations.

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

The purchase price of the acquisition including the estimated earnout is $16.5. The Company has allocated the purchase price to the assets acquired and liabilities assumed, and has recognized goodwill of $14.6, which is attributable to the workforce of the acquired business and the established distribution footprint of the Centralsul business in the region. The goodwill has been allocated to the Auto Care segment and is not deductible for tax purposes.

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

Pro Forma Financial Information- Pro forma results for the APS NV, Centralsul and Belgium Acquisitions were not considered material and, as such, are not included.

Acquisition and Integration Costs - In fiscal 2025, the Company recorded $1.3 and $4.8 of acquisition and integration costs in SG&A during the quarter and nine months ended June 30, 2025, respectively, primarily related to legal fees and other costs associated with these acquisitions. Included in the three and nine months ended June 30, 2025 was expense of $0.3 and $1.1, respectively, for a purchase price earnout adjustment associated with the Centralsul Acquisition.

In fiscal 2024, the Company recorded $1.6 and $4.9 of acquisition and integration costs during the quarter and nine months ended June 30, 2024, respectively. Costs of good sold included $0.2 and $3.1 recorded in the quarter and nine months ended

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

June 30, 2024, respectively. The majority of this was recorded in the first fiscal quarter as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS as part of the Belgium Acquisition. These costs were offset by $1.0 of income during the nine months ended June 30, 2024, recorded in Other items, net, from producing inventory for APS under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $1.4 and $2.8 of legal and diligence fees in Selling, general and administrative expenses related to acquisition and integration activities during the quarter and nine months ended June 30, 2024, respectively.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity had on the Company's battery network. It is estimated that the Company will incur total pre-tax exit-related cash operating costs associated with the program of over $180, non-cash costs of approximately $30, and capital expenditures of $80 to $90 by the end of fiscal 2025.

The pre-tax expense for charges related to the restructuring for the quarters and nine months ended June 30, 2025 and 2024 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Project Momentum Restructuring Program
Costs of products sold
Severance and related benefit costs	$0.1	$1.0	$0.3	$1.9
Accelerated depreciation & fixed asset write-offs	—	1.3	3.3	6.0
Other restructuring related costs(1)	2.8	11.1	17.4	33.8
Selling, general and administrate expense
Severance and related benefit costs	1.6	0.5	3.7	3.3
Accelerated depreciation & fixed asset write-offs	—	0.5	0.9	1.5
Other restructuring related costs(2)	1.8	6.0	7.4	12.5
Other items, net
Entity liquidation	—	(0.7)	(0.3)	(0.7)
Gain on Sale of Assets	—	(3.7)	—	(3.7)
Momentum Restructuring Cost Total	$6.3	$16.0	$32.7	$54.6
IT enablement(3)	1.7	2.8	13.2	10.0
Total restructuring and related costs	$8.0	$18.8	$45.9	$64.6
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and nine months ended June 30, 2025 would be incurred within the Battery & Lights segment in the amounts of $7.1 and $41.5 respectively, and the Auto Care segment in the amount of $0.9 and $4.4, respectively. For the quarter and nine months ended June 30, 2024, the pre-tax restructuring and related costs would have been incurred within the Battery & Lights segment in the amount of $15.7 and $56.9, respectively and the Auto Care segment in the amount of $3.1 and $7.7, respectively.

The following table summarizes the restructuring and related costs reserve activity related to the Project Momentum restructuring program for the nine months ended June 30, 2024 and 2025:

			Utilized
	September 30, 2023	Charge to Income	Cash	Non-Cash	June 30, 2024
Severance & termination related costs	$15.4	$5.2	$10.6	$—	$10.0
Accelerated depreciation & fixed asset write-offs	—	7.5	—	7.5	—
Other restructuring related costs	3.3	41.9	38.2	1.5	5.5
IT enablement	0.9	10	8.7	0.2	2.0
Total restructuring and related costs	$19.6	$64.6	$57.5	$9.2	$17.5

			Utilized
	September 30, 2024 (1)	Charge to Income	Cash	Non-Cash	June 30, 2025 (1)
Severance & termination related costs	$7.2	$4.0	$3.8	$—	$7.4
Accelerated depreciation & fixed asset write-offs	—	4.2	—	4.2	—
Other restructuring related costs	12.4	24.5	33.6	—	3.3
IT enablement	2.1	13.2	12.9	2.1	0.3
Total restructuring and related costs	$21.7	$45.9	$50.3	$6.3	$11.0
(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 14, Supplemental Financial Statement Information for additional details.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of intangible assets, acquisition and integration activities, restructuring and related costs, network transition costs, FY23 & FY24 production credits, litigation matters, and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment sales and profitability for the quarters and nine months ended June 30, 2025 and 2024 are presented below:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales
Batteries & Lights	$535.1	$509.1	$1,655.5	$1,607.9
Auto Care	190.2	192.3	464.4	473.4
Total Net Sales	$725.3	$701.4	$2,119.9	$2,081.3
Segment Profit
Batteries & Lights	$158.8	$129.4	$390.4	$375.3
Auto Care	24.1	26.8	79.8	74.1
Total segment profit	$182.9	$156.2	$470.2	$449.4

General corporate and other expenses (1)	(33.1)	(29.1)	(91.0)	(86.6)
Amortization of intangible assets	(14.7)	(14.5)	(44.1)	(43.5)
Impairment of Intangibles	—	(110.6)	—	(110.6)
Project Momentum restructuring and related costs (2)	(8.0)	(18.8)	(45.9)	(64.6)
Network transition costs (3)	(0.9)	—	(17.6)	—
Acquisition and integration costs (4)	(1.3)	(1.6)	(4.8)	(4.9)
FY23 & FY24 production credits (5)	78.5	—	78.5	—
Litigation matter (6)	1.7	—	1.7	—
Interest expense	(39.0)	(38.5)	(114.0)	(117.9)
Loss on extinguishment/modification of debt	—	(1.2)	(5.3)	(2.1)
December 2023 Argentina Economic Reform (7)	—	—	—	(22.0)
Other items - Adjusted (8)	(1.9)	0.6	3.0	(2.9)
Total earnings/(loss) before income taxes	$164.2	$(57.5)	$230.7	$(5.7)

Depreciation and amortization
Batteries & Lights	$13.7	$12.9	$40.6	$37.2
Auto Care	3.5	3.3	9.9	8.9
Total segment depreciation and amortization	$17.2	$16.2	$50.5	$46.1
Amortization of intangible assets	14.7	14.5	44.1	43.5
Total depreciation and amortization	$31.9	$30.7	$94.6	$89.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

(2) Project Momentum restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Restructuring and related costs	2025	2024	2025	2024
Cost of products sold	$2.9	$13.4	$21.0	$41.7
SG&A - Restructuring costs	3.4	7.0	12.0	17.3
SG&A - IT Enablement	1.7	2.8	13.2	10.0
Other items, net	—	(4.4)	(0.3)	(4.4)
Total Restructuring and related costs	$8.0	$18.8	$45.9	$64.6

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

(4) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Acquisition and related costs	2025	2024	2025	2024
Cost of products sold	$—	$0.2	$—	$3.1
SG&A	1.3	1.4	4.8	2.8
Other items, net	—	—	—	(1.0)
Total Acquisition and integration costs	$1.3	$1.6	$4.8	$4.9

(5) This represents the Advanced Manufacturing Production Credit ("production credits") the Company can claim for FY23 & FY24 production. The Company received reasonable assurance to claim these credits during the third quarter of fiscal 2025 and recorded the full impact of these credits retroactive to January 1, 2023 in Cost of products sold on the Consolidated (Condensed) Statement of Earnings. See additional discussion over these credits in the Note 7, Income taxes.

(6) Litigation matter relates to an accrual adjustment recorded in SG&A on the Consolidated (Condensed) Statement of Earnings.

(7) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December (December 2023 Argentina Reform). As a result of this reform and devaluation, the Company recorded $22.0 of exchange and related losses during the nine months ended June 30, 2024 in Other items, net on the Consolidated (Condensed) Statement of Earnings.

(8) Below is the reconciliation of Other items, net as reflected on the Consolidated (Condensed) Statement of Earnings to the adjusted amount included in the table above:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025		2024
Other items, net	$1.9	$(5.0)	$(3.3)		$19.5
Acquisition and integration (4 above)	—	—	—		(1.0)
Restructuring and related costs (2 above)	—	(4.4)	(0.3)		(4.4)
December 2023 Argentina Economic Reform (7 above)	—	—	—	0	22.0
Other items, net - adjusted	$1.9	$(0.6)	$(3.0)		$2.9

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total Assets	June 30, 2025	September 30, 2024
Batteries & Lights	$1,595.5	$1,421.1
Auto Care	405.5	352.7
Total segment assets	$2,001.0	$1,773.8
Corporate	438.7	451.7
Goodwill and other intangible assets	2,076.3	2,116.9
Total assets	$4,516.0	$4,342.4

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock unit (RSU) awards, performance share awards and deferred compensation equity plans.

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the quarters and nine months ended June 30, 2025 and 2024:

(in millions, except per share data)	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Basic net earnings per share	2025	2024	2025	2024
Net earnings/(loss)	$153.5	$(43.8)	$204.1	$(9.5)

Weighted average common shares outstanding - Basic	71.2	71.8	71.8	71.7
Basic net earnings/(loss) per common share	$2.16	$(0.61)	$2.84	$(0.13)

Diluted net earnings per share
Weighted average common shares outstanding - Basic	71.2	71.8	71.8	71.7
Dilutive effect of RSU awards	0.4	—	0.4	—
Dilutive effect of performance shares	0.5	—	0.7	—
Weighted average common shares outstanding - Diluted	72.1	71.8	72.9	71.7

Diluted net earnings/(loss) per common share	$2.13	$(0.61)	$2.80	$(0.13)

For the quarter and nine months ended June 30, 2025 there were 0.7 million and 0.3 million antidilutive RSU shares, respectively, that were excluded from the diluted net earnings per share calculation. Performance based RSU shares of 1.1 million and 0.9 million were excluded for the quarter and nine months ended June 30, 2025, respectively, as the performance targets for those awards have not been achieved as of the end of the applicable periods.

For the quarter and nine months ended June 30, 2024, the Company was in a net loss position and all of the 1.2 million outstanding RSU and 1.8 million performance based RSU shares were excluded from the diluted weighted average shares outstanding calculation as their inclusion would be anti-dilutive.

(7) Income Taxes

Production tax credits under the Inflationary Reduction Act - On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes multiple incentives to promote clean energy and energy storage manufacturing among other provisions. The tax credits are available from calendar year 2023 to 2032 subject to phase out beginning in calendar year 2030. In December 2024, the United States Treasury issued final regulations related to the Section 45X Advanced Manufacturing Production Credit ("production credit"), which provided updated definitions and additional guidance and examples on production credits. The production credit is a refundable tax credit for battery cells and modules manufactured in the United States, as well as a credit for electrode active material and other components produced for batteries.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Refundable tax credits are accounted for by analogy to government grants, as the taxpayer can realize the benefit regardless of whether or not they have an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax.

The Company accounts for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received.

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during the third quarter of fiscal 2025 and recognized an estimated $112.4 reduction to Cost of products sold within the Consolidated (Condensed) Statement of Income for the tax credit on production and sales retroactive to January 1, 2023. The credit was also reflected on the Consolidated (Condensed) Balance Sheet as a reduction of income tax payable within Other current liabilities and any credit generated in excess of those liabilities is reflected in Other current assets or Other assets depending on the estimated timing of the refund or future utilization. The credit recognized in the three and nine months ended June 30, 2025 included an estimated $33.9 for the credit related to fiscal 2025 production and an additional $78.5 retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023.

The effective tax rate for the quarter and nine months ended June 30, 2025 was 6.5% and 11.5%, respectively as compared to a benefit of 23.8% and expense of 66.7% for the prior year comparative periods, respectively. The current year rates are impacted by the retroactive and current year production credits recorded in the current period.

The prior year rate was significantly impacted by the pre-tax impairment loss of $110.6 recorded in the quarter and nine months ended June 30, 2024, which resulted in an income tax benefit in the prior year quarter. The nine months ended June 30, 2024 pre-tax results included the December 2023 Argentina Reform currency exchange and related losses of $22.0, which were not deductible for tax purposes and did not result in a statutory tax benefit. This partially offset the full year benefit resulting in the income tax expense for the nine months ended June 30, 2024.

Subsequent to June 30, 2025, the One Big Beautiful Bill Act was signed into law on July 4, 2025. The Company is reviewing the impacts of the new legislation, including any potential adjustments to future production credits, but does not expect significant changes.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

The following table sets forth goodwill by segment as of October 1, 2024 and June 30, 2025:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2024	$897.9	$148.1	$1,046.0
Centralsul Acquisition	—	0.1	0.1
Cumulative translation adjustment	3.9	0.1	4.0
Balance at June 30, 2025	$901.8	$148.3	$1,050.1

Energizer had indefinite-lived intangible assets of $640.9 at June 30, 2025 and $641.6 at September 30, 2024. The difference between the periods is driven by foreign currency adjustments.

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

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimates related to revenue growth rates, royalty rates, and discount rates. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying value for the Varta trade name was $11.6 as of the date of the impairment. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

These fair value measurements fell within Level 3 of the fair value hierarchy, see Note 12, Financial Instruments and Risk Management.

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

The Company will complete its annual goodwill and indefinite-lived intangible asset impairment assessment during the fourth quarter of fiscal 2025.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Total intangible assets at June 30, 2025 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$155.2	$(44.4)	$110.8
Customer relationships	395.2	(186.9)	208.3
Patents	34.7	(22.9)	11.8
Proprietary technology	172.5	(130.6)	41.9
Proprietary formulas	29.2	(16.7)	12.5
Total Amortizable intangible assets	786.8	(401.5)	385.3
Trademarks and trade names - indefinite lived	640.9	—	640.9
Total Other intangible assets, net	$1,427.7	$(401.5)	$1,026.2

Total intangible assets at September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$155.0	$(37.8)	$117.2
Customer relationships	395.0	(166.8)	228.2
Patents	34.5	(21.0)	13.5
Proprietary technology	172.5	(117.5)	55.0
Proprietary formulas	29.2	(13.8)	15.4
Total Amortizable intangible assets	786.2	(356.9)	429.3
Trademarks and trade names - indefinite lived	641.6	—	641.6
Total Other intangible assets, net	$1,427.8	$(356.9)	$1,070.9

(9) Debt

The detail of long-term debt was as follows:

	June 30, 2025	September 30, 2024
Senior Secured Term Loan Facility due 2027	$—	$782.0
Senior Secured Term Loan Facility due 2032	760.0	—
6.500%% Senior Notes due 2027	300.0	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.500% Senior Notes due 2029 (Euro Notes of €650.0)(1)	766.2	723.8
Finance lease obligations	49.4	49.2
Total long-term debt, including current maturities	$3,250.6	$3,230.0
Less current portion	(8.4)	(12.6)
Less unamortized debt premium and debt issuance fees	(23.8)	(24.4)
Total long-term debt	$3,218.4	$3,193.0
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Credit Agreement - During the first quarter of fiscal 2025, the Company pre-paid $22.0 of the Senior Secured Term Loan due in 2027. During the three and nine months ended 2024, the Company pre-paid $6.0 and $141.0, respectively, of the Senior Secured Term Loan due in 2027.

On March 19, 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and the Company paid debt issuance costs of $8.0 as of June 30, 2025 and recorded a Loss on extinguishment/modification of debt during the second quarter of fiscal 2025 of $5.2 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. On the Consolidated (Condensed) Statement of Cash Flows, the financing cash inflows and outflows associated with this transaction were determined on a lender-by-lender basis for the Term Loan.

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

As of June 30, 2025, the Company had $120.0 outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $372.4 remained available under the Revolving Facility as of June 30, 2025. At both June 30, 2025 and September 30, 2024, the Company's weighted average interest rate on short-term borrowings was 6.2% and 7.3%, respectively.

The prepayment during the first quarter along with the Term Loan and Revolving Facility refinancing during the second quarter resulted in a net Loss on extinguishment/modification of debt of $5.3 for the nine months ended June 30, 2025. The prepayments of the Term Loan along with a reprice of the Term Loan during fiscal 2024 resulted in a net Loss on extinguishment/modification of debt for the quarter and nine months ended June 30, 2024 of $1.2 and $2.1, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Notes payable - The Company had $134.6 in Notes payable at June 30, 2025 and $2.1 at September 30, 2024. The June 30, 2025 balance was comprised of $120.0 outstanding borrowings on the Revolving Facility as well as $14.6 other borrowings, including those from foreign affiliates. The September 30, 2024, balance was comprised of other borrowings, including those from foreign affiliates, with no outstanding borrowings on the Revolving Facility.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2025, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long-term debt as of June 30, 2025 are as follows:

Long-term debt
One year	$7.6
Two year	7.6
Three year	891.3
Four year	1,565.1
Five year	7.6
Thereafter	722.0
Total long-term debt payments due	$3,201.2

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

As of June 30, 2025 and September 30, 2024, the Company had $55.9 and $52.5, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended June 30,
	U.S.		International
	2025	2024	2025	2024
Service cost	$—	$—	$0.2	$0.1
Interest cost	3.0	3.7	0.9	0.9
Expected return on plan assets	(4.0)	(3.2)	(0.9)	(1.0)
Amortization of unrecognized net losses	0.5	0.5	0.5	0.2
Net periodic (benefit)/cost	$(0.5)	$1.0	$0.7	$0.2

	For the Nine Months Ended June 30,
	U.S.		International
	2025	2024	2025	2024
Service cost	$—	$—	$0.4	$0.3
Interest cost	9.1	10.9	2.5	2.6
Expected return on plan assets	(11.9)	(9.8)	(2.6)	(2.7)
Amortization of unrecognized net losses	1.4	1.4	1.5	0.7
Net periodic (benefit)/cost	$(1.4)	$2.5	$1.8	$0.9

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2025 and September 30, 2024, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2025, the Company had variable rate debt outstanding of $880.0 under the Term Loan and Revolving Facility.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at June 30, 2025.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2025 and September 30, 2024, Energizer had an unrealized pre-tax loss of $7.7 and $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2025 levels, over the next 12 months, $7.5 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2026. There were 58 open foreign currency contracts at June 30, 2025, with a total notional value of approximately $152.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2026. There were 16 open contracts at June 30, 2025, with a total notional value of approximately $31. The Company had an unrealized pre-tax loss of $0.8 and gain of $4.0 on these hedges at June 30, 2025 and September 30, 2024, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At June 30, 2025 and September 30, 2024, Energizer recorded an unrealized pre-tax gain of $29.8 and $39.8, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2025, with a total notional value of approximately $141.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of June 30, 2025 and September 30, 2024, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2025 and 2024, respectively:

	At June 30, 2025	For the Quarter Ended June 30, 2025		For the Nine Months Ended June 30, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset(1)	(Loss) / Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)	(Loss) / Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(7.7)	$(9.7)	$0.3	$(0.6)	$2.5
Interest rate swap	29.8	(1.4)	5.1	6.9	16.9
Zinc contracts	(0.8)	0.6	1.1	(1.4)	3.4
Total	$21.3	$(10.5)	$6.5	$4.9	$22.8

	At September 30, 2024	For the Quarter Ended June 30, 2024		For the Nine Months Ended June 30, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Gain Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (3) (4)	(Loss) / Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(4.6)	$0.2	$0.4	$(1.9)	$1.0
Interest rate swap	39.8	4.0	7.7	2.7	23.5
Zinc contracts	4.0	3.0	(1.2)	(2.1)	(6.5)
Total	$39.2	$7.2	$6.9	$(1.3)	$18.0
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

The following table provides estimated fair values as of June 30, 2025 and September 30, 2024 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2025 and 2024, respectively:

	At June 30, 2025	For the Quarter Ended June 30, 2025	For the Nine Months Ended June 30, 2025
	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$2.4	$11.3	$6.4

	At September 30, 2024	For the Quarter Ended June 30, 2024	For the Nine Months Ended June 30, 2024
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$2.9	$(0.9)	$(0.4)
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

Offsetting of derivative assets
		At June 30, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.5	$(0.1)	$2.4	$3.0	$(0.1)	$2.9

Offsetting of derivative liabilities
		At June 30, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(7.8)	$0.1	$(7.7)	$(4.7)	$0.1	$(4.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2025 and September 30, 2024 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2025	September 30, 2024
Deferred compensation	$(19.5)	$(21.7)
Derivatives - Foreign Currency contracts	(7.7)	(4.6)
Derivatives - Foreign Currency contracts (non-hedge)	2.4	2.9
Derivatives - Interest Rate Swap	29.8	39.8
Derivatives - Zinc contracts	(0.8)	4.0
Net Assets at estimated fair value	$4.2	$20.4

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at June 30, 2025 and September 30, 2024. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. During the third fiscal quarter of 2024, the Company identified a triggering event, which resulted in a fair value assessment on some of our indefinite-lived intangibles. The Company recorded indefinite-lived intangible asset impairment charges of $110.6, as the fair values measured for the Rayovac and Varta trade name

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

intangible assets were lower than the carrying values. These losses were recorded as Impairment of intangible assets in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. Refer to Note 8 Goodwill and Intangible Assets for additional information.There were no Level 3 fair value measurement gains or losses recognized during the quarters or nine months ended June 30, 2025.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At June 30, 2025, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2025, the fair market value of fixed rate long-term debt was $2,354.3 compared to its carrying value of $2,441.2, and at September 30, 2024, the fair market value of fixed rate long-term debt was $2,305.5 compared to its carrying value of $2,398.8. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2024	$(96.8)	$(113.5)	$3.1	$(3.7)	$30.3	$(180.6)
OCI before reclassifications	(27.0)	(1.4)	(1.1)	(0.5)	5.3	(24.7)
Reclassifications to earnings	(0.3)	2.2	(2.6)	(1.8)	(12.9)	(15.4)
Balance at June 30, 2025	$(124.1)	$(112.7)	$(0.6)	$(6.0)	$22.7	$(220.7)
(1) Foreign currency translation adjustment was reclassified into earnings due to a substantial entity liquidation, and was recorded in Other items, net on the Consolidated Statement of Earnings. There were no tax impacts from the reclassification.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$(0.3)	$(0.4)	$(2.5)	$(1.0)	Cost of products sold
Interest rate contracts	(5.1)	(7.7)	(16.9)	(23.5)	Interest expense
Zinc contracts	(1.1)	1.2	(3.4)	6.5	Cost of products sold
	(6.5)	(6.9)	(22.8)	(18.0)	Earnings before income taxes
	1.5	1.6	5.5	4.3	Income tax expense
	$(5.0)	$(5.3)	$(17.3)	$(13.7)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	1.0	0.7	2.9	2.1	(2)
	(0.2)	(0.2)	(0.7)	(0.5)	Income tax benefit
	$0.8	$0.5	$2.2	$1.6	Net earnings
Total reclassifications to earnings	$(4.2)	$(4.8)	$(15.1)	$(12.1)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

(14) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Other items, net
Interest income	$(0.2)	$(1.4)	$(2.0)	$(9.4)
Foreign currency exchange loss/(gain) (1)	2.0	(0.3)	(1.4)	29.3
Pension cost other than service costs	—	1.1	—	3.1
Loss on sale of available-for-sale securities	—	—	—	1.0
Transition services agreement income	—	—	—	(1.0)
Other	0.1	(4.4)	0.1	(3.5)
Total Other items, net	$1.9	$(5.0)	$(3.3)	$19.5
(1) Foreign currency exchange loss in the nine months ended June 30, 2024, includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange and related losses in Other items, net on the Consolidated (Condensed) Statement of Earnings.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	June 30, 2025	September 30, 2024
Inventories
Raw materials and supplies	$158.8	$127.6
Work in process	284.1	248.4
Finished products	427.2	281.3
Total inventories	$870.1	$657.3
Other Current Assets
Miscellaneous receivables	$23.7	$22.8
Production credit receivables	68.3	—
Prepaid expenses	131.0	80.6
Value added tax collectible from customers	31.9	30.5
Other	22.6	29.5
Total other current assets	$277.5	$163.4
Property, Plant and Equipment
Land	$12.7	$12.8
Buildings	131.5	139.2
Machinery and equipment	842.8	813.8
Construction in progress	52.0	68.8
Finance Leases	56.8	55.6
Total gross property	1,095.8	1,090.2
Accumulated depreciation	(702.0)	(710.1)
Total property, plant and equipment, net	$393.8	$380.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$19.4	$19.9
Accrued trade allowances	67.4	53.3
Accrued freight and warehousing	50.2	42.6
Accrued salaries, vacations and incentive compensation	54.4	69.5
Accrued interest expense	10.8	20.4
Restructuring and related cost reserve	10.1	21.5
Income taxes payable	16.4	22.5
Other	110.0	104.1
Total other current liabilities	$338.7	$353.8
Other Liabilities
Pensions and other retirement benefits	$47.6	$47.5
Deferred compensation	16.8	17.2
Mandatory transition tax	—	7.1
Restructuring and related cost reserve	0.9	0.2
Other non-current liabilities	30.6	31.1
Total other liabilities	$95.9	$103.1

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2025, the Company had approximately $3.3 of purchase obligations under these contracts.

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
•Section 45X of the Internal Revenue Code contains production tax credits for certain battery components. Our ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, or rulemakings.

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

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs, FY23 & FY24 production credits, a litigation matter, an impairment on intangible assets, the loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, an impairment on intangible assets, Interest expense, Loss on extinguishment/modification of debt, Other items, net, restructuring and related costs, network transition costs, FY23 & FY24 production credits, a litigation matter and the charges related to acquisition and integration costs have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration, an impairment on intangible assets, FY23 & FY24 production credits, a litigation matter, the Loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration, an impairment on intangible assets, FY23 & FY24 production credits, a litigation matter, the loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform, as well as the related tax impact for these items, calculated utilizing the statutory rate for where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in revenue, segment profit or other margins that excludes or otherwise adjusts for the change in Hyperinflationary Market operations and impact of currency from the changes in foreign currency exchange rates as defined below:

Acquisition Impact. The Company completed the Advanced Power Solutions NV (APS NV) acquisition on May 2, 2025 (APS NV Acquisition). These adjustments include the impact of the operations associated with the acquired branded battery business. The Company will be working to transition from these branded business to legacy brands by December 31, 2025. This does not include the impact of acquisition and integration costs associated with this acquisition.
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
Adjusted Gross Margin, Adjusted Selling, General & Administrative Expense (SG&A) as a percent of sales, and Adjusted Other items, net. Detail for Adjusted Gross margin, Adjusted SG&A as a percent of sales, and Adjusted Other items, net are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, FY23 & FY24 production credits, a litigation matter and acquisition and integration.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue in fiscal 2025. While we have not experienced significant disruptions in our operations so far in fiscal 2025, the risks of future negative impacts due to higher tariffs, transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures as well as currency headwinds throughout the year. Macro-economic pressures and geopolitical instability could also result in softening consumer demand, which could negatively impact the Company's forecasted financial results and operations.

We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation strategies to offset the financial and operational impact of tariffs, as well as the associated timing to implement such strategies. These actions include a combination of pricing, sourcing changes, manufacturing network transitions and cost initiatives. We expect the impact of tariffs, as enacted as of this filing date, to be approximately $20 unfavorable compared to the prior year for the remainder of fiscal 2025 and ultimately neutralized in fiscal 2026 through the above initiatives as well as production credits we will claim.

Production Tax Credits under the Inflationary Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes multiple incentives to promote clean energy and energy storage manufacturing among other provisions. The tax credits are available from calendar year 2023 to 2032 subject to phase out beginning in calendar year 2030. In December 2024, the United States Treasury issued final regulations related to the Section 45X Advanced Manufacturing Production Credit ("production credit"), which provided updated definitions and additional guidance and examples on production credits. The production credit is a refundable tax credit for battery cells and modules manufactured in the United States, as well as a credit for electrode active material and other components produced for batteries.

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during the third quarter of fiscal 2025 and recognized an estimated $112.4 reduction to Cost of products sold on the Consolidated (Condensed) Statement of Earnings for the tax credit on production and sales retroactive to January 1, 2023. The credit recognized in the three and nine months ended June 30, 2025 included an estimated $33.9 for the credit related to fiscal 2025 production and an additional $78.5 retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023.

Subsequent to June 30, 2025, the One Big Beautiful Bill Act was signed into law on July 4, 2025. The Company is reviewing the impacts of the new legislation, including any potential adjustments to future production credits, but does not expect significant changes.

The Company estimates the fiscal 2025 full year production credit will be in the range of $40 to $45 and expects future year credits to be approximately $35 to $40 based on current regulations prior to the phase out period. Amounts recognized in the Consolidated (Condensed) Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of the IRA to the extent more guidance is issued and the relevant implications to our Consolidated (Condensed) Financial Statements. Actual results could differ from management’s current estimate.

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

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimated related revenue growth rates, royalty rates, and discount rates. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11.0% and was based on a weighted average cost of capital utilizing industry market data of similar companies. The new carrying value for the Varta trade name was $11.6 as of the date of the impairment. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

These fair value measurements fell within Level 3 of the fair value hierarchy, see Note 12, Financial Instruments and Risk
Management. Changes in the assumptions used to estimate the fair value of the Company's indefinite-lived intangible assets could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, (iii) failure to meet forecasted operating expenses, or (iv) increases in the discount rate. Specifically, a 50 basis point change in the discount rate used in the valuations would have resulted in an additional impairment of $16.7 and $0.3 for the Rayovac and Varta trade names, respectively.

The Company will complete its annual goodwill and indefinite-lived intangible asset impairment assessment during the fourth quarter of fiscal 2025.

December 2023 Argentina Economic Reform

In November 2023, a new president was elected in Argentina who implemented significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50% over night. As a result, Argentina's operating costs rose quicker than the Company was able to implement price increases to offset the rising costs. The Company anticipates this could continue, resulting in a continued decline to operating profit. The Company had net sales of $10.3 and $9.4 in the quarters ended June 30, 2025 and 2024, respectively, and $27.2 and $28.8 for the nine months ended June 30, 2025 and 2024, respectively. The Company had operating profit of $3.4 and $2.2 in the quarters ended June 30, 2025 and 2024, respectively, and $7.7 and $8.8 in the nine months ended June 30, 2025 and 2024, respectively.

This devaluation and economic reform resulted in $22.0 of currency and related losses recognized in Other items, net in the nine months ended June 30, 2024, respectively. The loss of $22.0 during the nine months ended June 30, 2024 includes exchange losses of $14.7 from the December 2023 remeasurement of the Company's Argentina monetary assets and liabilities, $6.3 of transactional currency exchange losses on the ARS, as well as a $1.0 loss on the purchase and sale of bonds issued by the Argentina Central Bank.

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

On May 2, 2025, the Company acquired all the shares of APS NV. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition included $20.8 of Net sales and $0.4 of Segment profit for the Battery and Lights segment.

In fiscal 2025, the Company recorded $1.3 and $4.8 in SG&A of legal fees and other costs associated with these acquisitions during the quarter and nine months ended June 30, 2025, respectively. Included in the quarter and nine months was expense for a purchase price earnout adjustment associated with the Centralsul Acquisition.of $0.3 and $1.1, respectively.

In fiscal 2024, the Company recorded $1.6 and $4.9 of acquisition and integration costs during the quarter and nine months ended June 30, 2024, respectively. Costs of good sold included $0.2 and $3.1 recorded in the quarter and nine months ended June 30, 2024, respectively. The majority of this was recorded in the first fiscal quarter as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium as part of the Belgium Acquisition. These costs were offset by $1.0 of income during the nine months ended June 30, 2024, recorded in Other items, net, from producing inventory for APS Belgium under a transaction services agreement (TSA) entered into at the closing of the transaction. No further income is expected from this TSA. The Company also recorded $1.4 and $2.8 of legal and diligence fees in Selling, general and administrative expenses related to acquisition and integration activities during the quarter and nine months ended June 30, 2024, respectively.

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

Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity will have on the Company's battery network. The restructuring component of the program is expected to generate over $180 of annual pre-tax savings, and the Company estimates that it will incur one-time cash operating costs of over $180, non-cash costs of approximately $30, and capital expenditures of $80 to $90 over the three year program. Additionally, along side the restructuring component of the program, Project Momentum includes continuous improvement and working capital initiatives that are designed to strengthen our balance sheet, focus on cash flow, and generate P&L savings of approximately $20 annually.

Total expected pre-tax savings of Project Momentum are over $200 by the end of fiscal 2025. As of June 30, 2025, the Company has realized approximately $196 of these savings from Project Momentum, with approximately $54 in fiscal 2025. The savings were primarily within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

In the quarters ended June 30, 2025 and 2024, the total Project Momentum restructuring and related pre-tax costs were $8.0 and $18.8, respectively. For the nine months ended June 30, 2025 and 2024, the total Project Momentum restructuring and related pre-tax costs were $45.9 and $64.6, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, a non-cash impairment of capitalized software, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold, SG&A and Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Project Momentum restructuring and related costs since inception are $198.2. Refer to Note 4, Restructuring, to the Consolidated (Condensed) Financial Statements for additional discussion on the Company's restructuring costs.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarter and nine months ended June 30, 2025 would be incurred within the Battery & Lights segment in the amount of $7.1 and $41.5, respectively, and the Auto Care segment in the amount of $0.9 and $4.4, respectively. The Company's Project Momentum restructuring costs for the quarter and nine months ended June 30, 2024 would be incurred within the Battery & Lights segment in the amount of $15.7 and $56.9, respectively, and the Auto Care segment in the amount of $3.1 and $7.7, respectively.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the three and nine months ended June 30, 2025, the Company incurred incremental costs of $0.9 and $17.6, respectively, primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The network transition activities as part of Project Momentum are substantially complete and the Company does not anticipate significant network transition costs for the remainder of fiscal 2025.

With the ever-changing macro economic environment, specifically the uncertainty related to the financial impact of tariffs, the Company is analyzing if additional restructuring actions are necessary to mitigate the impact in fiscal 2026 and beyond.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings of $153.5, or $2.13 per diluted common share, compared to Net loss of $43.8, or a loss of $0.61 per common share, in the prior year third fiscal quarter. Adjusted Diluted net earnings per common share was $1.13 for the third fiscal quarter as compared to $0.79 in the prior year quarter, an increase of 43% on an adjusted basis.
For the nine months ended June 30, 2025, Energizer reported Net earnings of $204.1, or $2.80 per diluted common share, compared to Net loss of $9.5, or a loss of $0.13 per common share, in the prior year comparable period. Adjusted diluted net earnings per common share was $2.47 for the nine months period as compared to the $2.09 in the prior year comparable period, an increase of 18% on an adjusted basis.
Net earnings/(loss) and Diluted net earnings/(loss) per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, acquisition and integration costs, FY23 & FY24 production credits, impairment of intangible assets, a litigation matter, the Loss on extinguishment/modification of debt and the December 2023 Argentina Economic Reform as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings/(loss) and Diluted net earnings/(loss) per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net earnings/(loss)	$153.5	$(43.8)	$204.1	$(9.5)
Pre-tax adjustments
Restructuring and related costs (1)	8.0	18.8	45.9	64.6
Network transition costs (2)	0.9	—	17.6	—
Acquisition and integration (3)	1.3	1.6	4.8	4.9
FY23 & FY24 production credits (4)	(78.5)	—	(78.5)	—
Litigation matter (5)	(1.7)	—	(1.7)	—
Impairment of intangible assets (6)	—	110.6	—	110.6
Loss on extinguishment/modification of debt	—	1.2	5.3	2.1
December 2023 Argentina Economic Reform (7)	—	—	—	22.0
Total adjustments, pre-tax	$(70.0)	$132.2	$(6.6)	$204.2
Total adjustments, after tax (8)	$(72.0)	$101.2	$(23.8)	$161.5
Adjusted Net earnings (8)	$81.5	$57.4	$180.3	$152.0

Diluted net earnings/(loss) per common share	$2.13	$(0.61)	$2.80	$(0.13)
Adjustments (per common share)
Restructuring and related costs	0.08	0.20	0.48	0.69
Network transition costs	0.01	—	0.19	—
Acquisition and integration	0.01	0.02	0.05	0.05
FY23 & FY24 production credits	(1.08)	—	(1.08)	—
Litigation matter	(0.02)	—	(0.02)	—
Impairment of intangible assets	—	1.16	—	1.16
Loss on extinguishment/modification of debt	—	0.01	0.05	0.02
December 2023 Argentina Economic Reform	—	—	—	0.30
Impact for diluted share calculation (9)	—	0.01	—	—
Adjusted Diluted net earnings per diluted common share	$1.13	$0.79	$2.47	$2.09
Weighted average shares of common stock - Diluted	72.1	71.8	72.9	71.7
Adjusted Weighted average shares of common stock - Diluted (9)	72.1	72.7	72.9	72.6
Currency, excluding hyperinflationary markets, unfavorably impacted the quarter ended June 30, 2025 by $2.5 in Earnings before income taxes, or $0.03 per share, compared to the prior year quarter. For the nine months ended June 30, 2025, currency, excluding hyperinflationary markets, unfavorably impacted the period by $3.7 in Earnings before income taxes, or $0.04 per share.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of products sold	$2.9	$13.4	$21.0	$41.7
SG&A - Restructuring costs	3.4	7.0	12.0	17.3
SG&A - IT Enablement	1.7	2.8	13.2	10.0
Other items, net	—	(4.4)	(0.3)	(4.4)
Total Restructuring and related costs	$8.0	$18.8	$45.9	$64.6
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

(3) Acquisition and integration costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Acquisition and related costs	2025	2024	2025	2024
Cost of products sold	$—	$0.2	$—	$3.1
SG&A	1.3	1.4	4.8	2.8
Other items, net	—	—	—	(1.0)
Total Acquisition and integration costs	$1.3	$1.6	$4.8	$4.9

(4) This represents the production credits retroactive to the start of the credit period and prior to the current year. These credits were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings.
(5) Litigation matter relates to an accrual adjustment recorded in SG&A on the Consolidated (Condensed) Statement of Earnings.
(6) The non-cash Impairment of intangible assets for the three and nine months ended June 30, 2024 relates to the Company's Rayovac trade name impairment of $85.2 and Varta trade name impairment of $25.4.
(7) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $22.0 of exchange and related losses for the nine months ended June 30, 2024, respectively, in Other items, net on the Consolidated (Condensed) Statement of Earnings.
(8) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended June 30, 2025 and 2024 was 13.5% and 23.2%, respectively, and for the nine months ended June 30, 2025 and 2024 was 19.5% and 23.4%, respectively, as calculated utilizing the statutory rate for where the costs were incurred. The production credit adjustment has no associated statutory tax impact.
(9) For the quarter and nine months ended June 30, 2024, the Adjusted Weighted average shares of common stock - Diluted includes the dilutive impact of our outstanding performance shares and restricted stock as they are dilutive to the calculation.
Highlights

Total Net sales	For the Quarter Ended June 30, 2025		For the Nine Months Ended June 30, 2025
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$701.4		$2,081.3
Organic	0.8	0.1%	37.2	1.8%
Acquisition impact	20.8	3.0%	20.8	1.0%
Change in hyperinflationary markets	1.4	0.2%	(2.5)	(0.1)%
Impact of currency	0.9	0.1%	(16.9)	(0.8)%
Net Sales - current year	$725.3	3.4%	$2,119.9	1.9%
See non-GAAP measure disclosures above.

Net sales were $725.3 for the third fiscal quarter of 2025, an increase of $23.9 as compared to the prior year quarter. Organic Net sales improved 0.1%, primarily driven by the following items:

•Volumes grew 1.7% in the quarter, driven primarily by new and expanded distribution in Battery & Lights; and

•Planned strategic pricing and promotional investments of 1.6% partially offset the growth in volume.

The APS NV acquisition completed on May 2, 2025 contributed $20.8 to Net sales.

Net sales were $2,119.9 for the nine months ended June 30, 2025, an increase of $38.6 as compared to the prior year period. Organic Net sales increased 1.8%, driven by the following items:

•Volumes grew 3.2% for the period, driven primarily by new and expanded distribution, as well as incremental storm related activity, in the Battery & Lights business; and

•Partially offsetting the increased volumes were planned strategic pricing and promotional investments of 1.4%.

Gross margin percentage on a reported basis for the third fiscal quarter of 2025 was 55.1%, compared to 39.5% in the prior year. During the third quarter of fiscal 2025, the Company obtained reasonable assurance on the qualification of certain battery cell and manufacturing component production for advanced manufacturing production credits. As a result, the Company recognized $112.4 in production credits. The amount related to FY25 production is an estimated $33.9 and an additional estimated $78.5 was recorded for production retroactive to the effective date of January 1, 2023.

For the three quarter ended June 30, 2025, excluding prior year production credits of $78.5, restructuring costs in the current and prior year of $2.9 and $13.4, respectively, network transition costs of $0.9 in the current year and acquisition and integration costs of $0.2 in the prior year, Adjusted Gross margin was 44.8% compared to 41.5% in the prior year, an increase of 330 basis points.

Gross margin percentage on a reported basis for the nine months ended June 30, 2025 was 43.8%, compared to 38.3%
in the prior year. Excluding prior year production credits of $78.5, restructuring and related costs in the current and prior year of $21.0 and $41.7, respectively, current year network transition costs of $17.6 and prior year acquisition and integration costs of $3.1, Adjusted Gross margin was 41.9% compared to 40.5% in the prior year, an increase of 140 basis points.

	For the Quarter Ended June 30, 2025	For the Nine Months Ended June 30, 2025
Gross margin - FY'24 Reported	39.5%	38.3%
Prior year impact of restructuring and integration costs	2.0%	2.2%
Gross margin - FY'24 Adjusted	41.5%	40.5%
FY25 production credits	4.8%	1.6%
Project Momentum initiatives	1.8%	2.1%
Product cost impacts	(1.5)%	(1.0)%
Pricing	(1.0)%	(0.9)%
Acquisition impact	(0.5)%	(0.2)%
Currency impacts, including hyperinflationary markets	(0.3)%	(0.2)%
Gross margin - FY'25 Adjusted	44.8%	41.9%
Current year impact of restructuring, network transition costs and FY23 & FY24 production credits	10.3%	1.9%
Gross margin - FY'25 Reported	55.1%	43.8%

Adjusted Gross margin improvement in the third fiscal quarter of 2025 was benefited by the FY25 production credit of $33.9 as well as Project Momentum which delivered savings of approximately $12 in the quarter. These benefits were partially offset by product cost impacts from increased freight and warehousing, production inefficiencies associated with rebalancing our network, planned strategic pricing and promotional investments noted above, and a slightly lower margin on the APS NV business.

Adjusted Gross margin improvement for the nine months ended June 30, 2025 was largely driven by Project Momentum, which delivered savings of approximately $44 in the period, as well as the FY25 production credits of $33.9. This benefit was partially offset by product cost impacts from increased freight and warehousing costs, operating inefficiencies associated with rebalancing our network as a part of Project Momentum, planned strategic pricing and promotional investments noted above, and a slightly lower margin on the APS NV business.

SG&A was $128.3 in the third fiscal quarter of 2025, or 17.7% of Net sales, as compared to $129.6, or 18.5% of Net sales, in the prior year period. Included in SG&A during the third fiscal quarter of 2025 and 2024 were acquisition and integration costs of $1.3 and $1.4, respectively, and restructuring and related costs of $5.1 and $9.8, respectively and a current year credit related to litigation matters of $1.7. Excluding these items, adjusted SG&A was $123.6, or 17.0% of Net sales in the third fiscal quarter of 2025, as compared to $118.4, or 16.9% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS NV business of $4.5, investment in digital transformation and growth initiatives, as well as increased legal fees. The increase was partially offset by Project Momentum savings of approximately $3 in the quarter.

SG&A was $395.6 in the nine months ended June 30, 2025, or 18.7% of Net sales, as compared to $380.2, or 18.3% of Net sales, in the prior year period. Included in SG&A during the nine months ended June 30, 2025 and 2024 were acquisition and integration costs of $4.8 and $2.8, respectively, and restructuring and related costs of $25.2 and $27.3, respectively, and a current year credit related to litigation matters of $1.7. Excluding these items, adjusted SG&A was $367.3, or 17.3% of Net sales in the nine months ended June 30, 2025, as compared to $350.1, or 16.8% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS NV business of $4.5, investment in digital transformation and growth initiatives, increased depreciation expense related to these digital transformation initiatives, as well as increased legal fees. The increase was partially offset by Project Momentum savings of approximately $10 in the period.
Advertising and sales promotion expense (A&P) was $43.4, or 6.0% of net sales, in the third fiscal quarter of 2025, as compared to $37.9, or 5.4% of Net sales, in the third fiscal quarter of 2024. A&P was $117.6, or 5.5% of net sales, in the nine months ended June 30, 2025, as compared to $106.3, or 5.1% of Net sales, in the prior year comparative period. The dollar increase in the third fiscal quarter was primarily driven by investment in the launch of our Podium Series. The year-over-year increase was primarily driven by increased investment behind our brands, including the launch of our Podium Series, and to support the key holiday season.
R&D was $8.2, or 1.1% of Net sales, for the quarter ended June 30, 2025, as compared to $7.4, or 1.1% of Net sales, in the prior year comparative period. R&D was $24.3, or 1.1% of Net sales, for the nine months ended June 30, 2025, as compared to $23.1, or 1.1% of Net sales, in the prior year comparative period.
Interest expense was $39.0 for the third fiscal quarter of 2025, essentially flat compared to $38.5 for the prior year comparative period. For the nine months ended June 30, 2025 interest expense was $114.0 as compared to $117.9 for the prior year comparative period. The lower interest expense was due to a lower average outstanding debt balance in the current year.
Loss on extinguishment/modification of debt was $1.2 for the third fiscal quarter of 2024, and $5.3 and $2.1 for the nine months ended June 30, 2025 and 2024, respectively. During March 2025, the Company refinanced and extended the maturity of both its $760 Term Loan and $500 Revolving Credit Facility resulting in the majority of the loss on extinguishment/modification in fiscal 2025. The prior year amount was related to early repayments on the previously outstanding term loan and term loan reprice completed during the prior year.
Other items, net was an expense of $1.9 and a benefit of $5.0 for the third fiscal quarters of 2025 and 2024, respectively. Other items, net was a benefit of $3.3 and a expense of $19.5 for the nine months ended June 30, 2025 and 2024, respectively.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Other items, net
Interest income	$(0.2)	$(1.4)	$(2.0)	$(9.4)
Foreign currency exchange loss/(gain) (1)	2.0	(0.3)	(1.4)	29.3
Pension cost other than service costs	—	1.1	—	3.1
Loss on Sale of Argentina Bonds	—	—	—	1.0
Acquisition and integration - TSA income	—	—	—	(1.0)
Other	0.1	(4.4)	0.1	(3.5)
Total Other items, net	$1.9	$(5.0)	$(3.3)	$19.5
(1) Foreign currency exchange loss/(gain) includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses for the nine months ended June 30, 2024, respectively, in Other items, net on the Consolidated (Condensed) Statement of Earnings.

The effective tax rate on a year to date basis was expense of 11.5% as compared to 66.7% in the prior year. The current year rates are impacted by the retroactive and current year production credits recorded in the current period. The prior year rate was driven by the charges from the December 2023 Argentina Reform which did not result in a statutory tax benefit as well as the non-cash intangible impairment.

Excluding the impact of restructuring and related costs, network transition costs, acquisition and integration costs, the FY23 & FY24 production credits, the impairment of intangible assets, the Loss on extinguishment/modification in debt and the

December 2023 Argentina Economic Reform, the year to date adjusted effective tax rate was 19.5% as compared to 23.4% in the prior year. The current year rate is lower due to the FY25 production credits.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment on intangible assets, acquisition and integration activities, restructuring and related costs, network transition costs, FY23 & FY24 production credits, a litigation matter and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt, other items, net, are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended June 30, 2025		Nine Months Ended June 30, 2025
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$509.1		$1,607.9
Organic	2.5	0.5%	41.6	2.6%
Acquisition impact	20.8	4.1%	20.8	1.3%
Change in hyperinflationary markets	1.4	0.3%	(2.8)	(0.2)%
Impact of currency	1.3	0.2%	(12.0)	(0.7)%
Net sales - current year	$535.1	5.1%	$1,655.5	3.0%

Auto Care
Net sales - prior year	$192.3		$473.4
Organic	(1.7)	(0.9)%	(4.4)	(0.9)%
Change in hyperinflationary markets	—	—%	0.3	0.1%
Impact of currency	(0.4)	(0.2)%	(4.9)	(1.1)%
Net sales - current year	$190.2	(1.1)%	$464.4	(1.9)%

Total Net Sales
Net sales - prior year	$701.4		$2,081.3
Organic	0.8	0.1%	37.2	1.8%
Acquisition impact	20.8	3.0%	20.8	1.0%
Change in hyperinflationary markets	1.4	0.2%	(2.5)	(0.1)%
Impact of currency	0.9	0.1%	(16.9)	(0.8)%
Net sales - current year	$725.3	3.4%	$2,119.9	1.9%

Results for the Quarter Ended June 30, 2025

Battery & Lights reported Net Sales increased 5.1% as compared to the prior year period. Organic net sales improved $2.5, or 0.5%, for the third fiscal quarter due to increased volumes driven by new and expanded distribution (approximately 1.6%), partially offset by planned strategic pricing and promotional investments in the period (approximately 1.1%).

Auto Care reported Net Sales decreased 1.1% as compared to the prior year period, driven by an organic net sales decline of $1.7, or 0.9%. The decline was due to pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 2.9%). This was partially offset by increased volumes from new distribution gains, international market expansion and digital economy growth compared to the prior year, partially offset by mild weather impacting the peak selling season, particularly in appearance, compared to prior year (approximately 2.0%).

Results for the Nine Months Ended June 30, 2025

Battery & Lights reported Net sales increased 3.0% as compared to the prior year period. Organic Net sales increased $41.6, or 2.6%, compared to the prior year. The organic increase was due to increased volumes driven by distribution gains, higher storm related activity of approximately $13 in the US and digital economy growth (approximately 3.6%), partially offset by pricing declines driven by planned strategic pricing and promotional investments in the period (approximately 1%).

Auto Care reported a Net sales decrease of 1.9% as compared to the prior year period. Organic Net sales declined $4.4, or 0.9% due to pricing declines driven by planned strategic pricing and promotional investments (approximately 2.5%). Partially offsetting the decline were higher volumes driven by distribution gains, international market expansion and digital economy growth, offset by the shift in holiday orders to the prior year and mild weather impacting the peak selling season, particularly in appearance, compared to prior year (approximately 1.6%).

Segment Profit	Quarter Ended June 30, 2025		Nine Months Ended June 30, 2025
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$129.4		$375.3
Organic	27.7	21.4%	20.9	5.6%
Acquisition impact	0.4	0.3%	0.4	0.1%
Change in hyperinflationary markets	1.1	0.9%	(2.1)	(0.6)%
Impact of currency	0.2	0.1%	(4.1)	(1.1)%
Segment profit - current year	$158.8	22.7%	$390.4	4.0%

Auto Care
Segment profit - prior year	26.8		74.1
Organic	—	—%	11.2	15.1%
Change in hyperinflationary markets	—	—%	0.1	0.1%
Impact of currency	(2.7)	(10.1)%	(5.6)	(7.5)%
Segment profit - current year	$24.1	(10.1)%	$79.8	7.7%

Total Segment Profit
Segment profit - prior year	156.2		449.4
Organic	27.7	17.7%	32.1	7.1%
Acquisition impact	0.4	0.3%	0.4	0.1%
Change in hyperinflationary markets	1.1	0.7%	(2.0)	(0.4)%
Impact of currency	(2.5)	(1.6)%	(9.7)	(2.2)%
Segment profit - current year	$182.9	17.1%	$470.2	4.6%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to earnings/(loss) before income taxes.

Results for the Quarter Ended June 30, 2025

Global reported segment profit increased 17.1% as compared to the prior year. Organic profit increase was $27.7, or 17.7%. This was driven by the increase in gross profit which benefited from the current year production credit and Project Momentum savings, partially offset by increased investments in SG&A spend and A&P spend compared to the prior year.

Battery & Lights reported segment profit increased by 22.7% as compared to the prior year. Organic segment profit increased by $27.7, or 21.4%, due to increased organic net sales and improvement in gross profit which benefited from the current year production credit and Project Momentum savings. These benefits were partially offset by the increased investments in SG&A and A&P spending compared to the prior year.

Auto Care reported segment profit decreased by 10.1% as compared to the prior year driven by unfavorable currencies. Organic segment profit was flat to prior year as slightly improved gross profit was fully offset by increased SG&A and an additional $3.2 of A&P investment in support of the launch of our Podium Series, as compared to the prior year.

Results for the Nine Months Ended June 30, 2025

Global reported segment profit increased 4.6% as compared to the prior year. Organic profit increased $32.1, or 7.1%. The organic increase was driven by higher organic Net sales discussed above as well as the increase in gross profit which benefited from the current year production credit and Project Momentum savings. This was partially offset by the increased investments in SG&A and A&P spending over the prior year.
Battery & Lights reported segment profit increased by 4.0% as compared to the prior year. Organic segment profit increased by $20.9, or 5.6%, due to the organic net sales increase discussed above as well as the increase in gross profit which benefited from the current year production credit and Project Momentum savings. This was partially offset by the increased investments in SG&A and A&P spending compared to the prior year.

Auto Care reported segment profit increased by 7.7% as compared to the prior year. Organic segment profit increased by $11.2, or 15.1%. The increase was driven by improved gross margin due to Project Momentum savings, partially offset by the decrease in organic Net sales discussed above, as well as the increased investments in SG&A and A&P spending, to support the launch of our Podium Series, over the prior year.

General Corporate	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
General corporate and other expenses	$33.1	$29.1	$91.0	$86.6
% of Net Sales	4.6%	4.1%	4.3%	4.2%

For the quarter ended June 30, 2025, general corporate and other expenses were $33.1, an increase of $4.0 as compared to the prior year comparative period driven by increased legal fees, higher mark to market expense on our deferred compensation plans and increased compensation costs, partially offset by a decline in factoring fees.

For the nine months ended June 30, 2025, General corporate and other expenses were $91.0, an increase of $4.4 as compared to the prior year comparative period. The increase was primarily driven by increased legal fees and compensation costs in the current year, partially offset by a decline in factoring fees and lower mark to market expenses on our deferred compensation plans.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2025, Energizer had $171.1 of cash and cash equivalents, approximately 89% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and extended the maturities for both debt instruments at roughly the same interest rates. The write-off of associated deferred financing fees and transaction fees resulted in a Loss on extinguishment/modification of debt during the nine months ended June 30, 2025 of $5.2.

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

As of June 30, 2025, the Company had $120.0 of outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $372.4 remained available under the Revolving Facility as of June 30, 2025. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $85.6 in the nine months ended June 30, 2025, as compared to $260.7 in the prior year period. This change in cash flows of $175.1 was primarily driven by working capital changes, year-over-year, of approximately $169. The working capital change was primarily a result of increased year-over-year inventory of approximately $130 driven by various tariff mitigation strategies and increased inventory ahead of the fourth quarter and holiday season as well as higher year-over-year accounts payable payments of approximately $22 due to timing of payments.

Investing Activities

Net cash used by investing activities was $81.9 and $89.0 for the nine months ended June 30, 2025 and 2024, respectively, and consisted of the following:

•Capital expenditures of $69.1 and $70.5 in the nine months ended June 30, 2025 and 2024, respectively;

•Proceeds from sale of assets were $4.9 during the nine months ended June 30, 2024 related to the selling of a facility in the Dominican Republic;

•Acquisitions, net of cash acquired, was an outflow of $12.8 in the current year primarily related to the APS NV purchase during the quarter, as well as the Centralsul Acquisition working capital true up in the nine months ended June 30, 2025. The prior year was an outflow of $22.4 from the purchase of battery manufacturing assets in Belgium and the purchase of Centralsul;

•Purchase of available-for-sale securities was $5.2 in the nine months ended June 30, 2024, related to the purchase of bonds issued by the Argentina Central Bank (ACB); and

•Proceeds from sale of available-for-sale securities were $4.2 in the nine months ended June 30, 2024, related to the sale of bonds issued by the ACB.

Total investing cash outflows of approximately $80 to $90 are anticipated in fiscal 2025 for capital expenditures. This includes normal maintenance, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum initiatives including IT systems.

Financing Activities

Net cash used by financing activities was $49.8 for the nine months ended June 30, 2025 as compared to $223.9 in the prior fiscal year period. For the nine months ended June 30, 2025, cash used by financing activities consists of the following:

•Cash proceeds from issuance of debt with maturities greater than 90 days of $198.2 from refinancing and extending the Term Loan. The Term Loan proceeds were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

•Payments of debt with maturities greater than 90 days of $221.0, primarily related to the Term Loan refinancing payments of $192.2 as well as the principal payments of $28.0 made earlier in the year. The Term Loan payments were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

•Net increase in debt with original maturities of 90 days or less of $118.4 primarily related to borrowings under our Revolving Facility and international borrowings;

•Debt issuance costs from the Term Loan and Revolving Facility refinancing of $8.0;

•Payment of acquisition indemnification hold back related to the Centralsul acquisition of $0.5;

•Common stock repurchases of $62.6 at an average price of $22.40 per share (see below);

•Dividends paid on common stock of $66.6 (see below); and

•Taxes paid for withheld share-based payments of $7.7.

For the nine months ended June 30, 2024, cash used by financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $150.6 primarily related to term loan principal payments;

•Net decrease in debt with original maturities of 90 days or less of $1.8 primarily related to international borrowings;

•Debt issuance costs of $0.9 related to the Term Loan reprice in the third quarter of fiscal 2024;

•Dividends paid on common stock of $65.8; and

•Taxes paid for withheld share-based payments of $4.8.

Dividends

On November 4, 2024, the Board of Directors declared a cash dividend for the first quarter of fiscal 2025 of $0.30 per share of common stock, payable on December 12, 2024. On January 24, 2025, the Board of Directors declared a cash dividend for the second quarter of fiscal 2025 of $0.30 per share of common stock, payable on March 13, 2025. On April 28, 2025, the Board of Directors declared a cash dividend for the third fiscal quarter of 2025 of $0.30 per share of common stock, payable on June 11, 2025. On July 28, 2025, the Board of Directors declared a cash dividend for the fourth fiscal quarter of 2025 of $0.30 per share of common stock, payable on September 10, 2025, to all shareholders of record as of the close of business on August 21, 2025.

Share Repurchases

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock, which replaced the Company's prior authorization. During the quarter and nine months ended June 30, 2025, the Company repurchased approximately 2.8 million shares for $62.6, at an average price of $22.40 per share, under this authorization. The Company had 4.7 million shares remaining under this authorization at June 30, 2025. Subsequent to the end of the fiscal quarter the Company repurchased an additional 1.2 million shares for $27.1 million, at an average price of $22.49 per share.

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
Other Matters

Environmental Matters & Legal Matters

Accrued environmental costs at June 30, 2025 were $10.3. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below:

The Company has a contractual commitment to repay its long-term debt of $3,201.2 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $7.6 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at June 30, 2025 is $673.0, with $137.8 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $600.0 of variable rate debt. Refer to Note 9, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $7.1 due in the second fiscal quarter of fiscal 2026.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $3.3, which such amount is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at June 30, 2025 are $151.5 and $89.0, respectively. Within the next twelve months, operating and finance lease payments are expected to be $20.1 and $4.2, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2025 and September 30, 2024, Energizer had unrealized pre-tax losses of $7.7 and $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2025 levels over the next twelve months, $7.5 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2025 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2026.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a gain of $11.3 and a loss of $0.9 for the quarters ended June 30, 2025 and 2024, respectively, and a gain of $6.4 and a loss of $0.4 for the nine months ended June 30, 2025 and 2024, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2026. There were 16 open contracts at June 30, 2025, with a total notional value of approximately $31. The Company had unrealized pre-tax loss of $0.8 and unrealized pre-tax gain of $4.0 on these hedges as of June 30, 2025 and September 30, 2024, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2025, Energizer had variable rate debt outstanding of $880.0 under the Term Loan and Revolving Facility.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $600.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $600.0 at June 30, 2025.

At June 30, 2025 and September 30, 2024, Energizer recorded a unrealized pre-tax gain of $29.8 and $39.8 on the interest rate swap, respectively. For the quarter ended June 30, 2025, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.02%.

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of June 30, 2025.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. This matter concluded in July 2025.

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

Section 45X of the Internal Revenue Code contains production tax credits for certain battery components. Our ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, or rulemakings.

In August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law and on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The IRA, as modified by the OBBBA, provides for substantial tax credits and incentives for domestic manufacturing of certain battery components. Section 45X of the Internal Revenue Code ("IRC") contains a production tax credit applicable on eligible battery components produced in the US and sold after December 31, 2022. Effective December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide further guidance on the production tax credit requirements under IRC Section 45X (the "Final Regulations"). The Final Regulations and the OBBBA provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.

While we expect Section 45X of the IRC to provide substantial tax benefits for us, our eligibility for these credits depends on strict compliance with complex and evolving federal regulations and future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that we currently anticipate benefiting from. Additionally, any failure to meet the eligibility criteria, including production location, component classification, or documentation standards, could result in partial or complete loss of the tax credit. Any reduction, elimination, reinterpretation, or discriminatory application or expiration of Section 45X tax credit may materially adversely affect our future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2025 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	—	—	7,500,000
May 1 - May 31	1,594,469	23.14	1,594,469	5,905,531
June 1 - June 30	1,198,714	22.40	1,198,714	4,706,817
Total	2,793,183	22.40	2,793,183	4,706,817
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	August 4, 2025