Form 10-K
period 2025-09-30
ENERGIZER HOLDINGS, INC.
filed 2025-11-18
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
_______________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2025, the last day of the registrant's most recently completed second quarter: $2.2 billion.

(For purposes of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting common equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 14, 2025: 68,429,707.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 30, 2026, have been incorporated into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2025.

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

Our Industry

We are a branded manufacturing and distribution company that markets and sells in the battery, auto care and portable lights categories. These categories are highly competitive, both in the U.S. and on a global basis. We invest in our brands and innovation to meet the needs of consumers, and with our large global footprint, we both manufacture and source our products. Competition within our categories is based upon brand perceptions, product performance, price, retail execution and customer service. Key drivers of the battery business are device usage, consumer demographics and disasters and key drivers for the auto care business are size and age of car parc and miles driven. Competition in this category remains aggressive in the U.S. and other markets and could continue to put additional pressure on our results going forward, particularly as consumers shift consumption between channels such as e-commerce, discounters and private label brands.

Sales and Distribution

We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, e-commerce and military stores. In addition to retail locations, we also distribute our products via “business to business” sales, including sales to original equipment manufacturers as well as industrial, medical, office, and hearing aid distributors. Although a large percentage of our sales are attributable to a relatively small number of retail customers, in fiscal year 2025, only Wal-Mart Stores, Inc. accounted for ten percent or more (12.8%) of the Company's annual sales.

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

Sources and Availability of Raw Materials

The principal raw materials used by Energizer in the production of batteries and lighting products include electrolytic manganese dioxide, zinc, silver, nickel, lithium, graphite, steel, plastic, brass wire, and potassium hydroxide. The principal raw materials used by auto care are refrigerant R-134a, plastic, silicone, steel and aluminum. The prices and availability of these raw materials have fluctuated over time and are susceptible to currency fluctuations and price fluctuations due to supply and demand, transportation, government regulations, price controls, tariffs, economic climate, or other unforeseen circumstances like force majeure. We believe that adequate supplies of most raw materials and component parts required for all of our operations are available at the present time, although we cannot predict their future availability or prices. Our raw materials and component parts are generally available from a number of different sources. We continue to work to qualify additional sources to ensure continuity and resiliency of supply for these items. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, our management has purchased materials or entered into forward commitments for raw materials to assure supply and to protect margins on anticipated sales volume.

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

In our auto care business, we also have the Refresh Your Car!®, California Scents®, Driven®, Bahama & Co.®, LEXOL®, Eagle One®, NEVR-DULL®, Armor All®, STP®, Tuff Stuff®, Kent Car Care®, A/C Pro® and the Nu Finish® trademarks, and we recently expanded our portfolio in Latin America to add the Carnu®, Grand Prix®, Kit®, Tempo® and Centralsul® trademarks. The number of trademarks making up the total of the auto care trademark portfolio globally, including related designs, slogans, and sub-brands, is over 1,900 worldwide.

We also own a number of patents, patent applications and other technology that relate primarily to battery, automotive fragrance, performance and appearance products and portable lights, which we believe are significant to our business.

Seasonality

Sales and operating profit for our business tends to be seasonal, with increased purchases by consumers and increases in retailer inventories occurring for batteries in preparation for and during our fiscal first quarter and for automotive fragrance, appearance, performance and air conditioning recharge products during our fiscal third and fourth quarters. In addition, natural disasters such as hurricanes can create conditions that drive short-term increases in the need for portable power and lighting products and thereby increase our battery and flashlight sales. As a result of this seasonality, our inventory and working capital needs fluctuate throughout the year.

Human Capital Resources

Purpose and Culture

Energizer is driven by our purpose to responsibly create products to make lives easier and more enjoyable, and we take very seriously our responsibility to foster an environment where people feel a sense of belonging, feel listened to, are included in discussions, and are valued for their contributions. We are committed to providing fulfilling careers and development opportunities for our colleagues at all levels and supporting their well-being at work and at home. By living our culture of winning together, while serving each other, with a willingness to act boldly, all while doing right, we drive an atmosphere in which colleagues can feel proud to work for Energizer. We believe our culture is the foundation for everything we do and is essential to fulfilling our mission of being the leader in our categories by better serving consumers and customers and is founded on the following values:

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

Employees

As of September 30, 2025, we had approximately 6,050 employees located across 34 countries, including approximately 1,690 employees based in North America; 1,860 employees in Asia Pacific; 1,800 employees in Europe, the Middle East and Africa; and 700 employees in Latin America. Approximately 32 employees located in the U.S. are unionized, primarily at our Marietta, Ohio facility as of the date of this report. We consider our employee relations to be good.

We also conduct an annual Global Colleague Engagement survey. We review the results of this survey, track the results year over year, and also take action to address areas that need improvement.

Governance

Energizer believes that strong governance principles, policies and practices contribute to better results for our shareholders. We are proud to have an independent Board of Directors with a broad range of perspectives, skills, backgrounds and experience to help chart the course of our global company.

The Human Capital Committee oversees company policies and practices related to human capital management, including those related to our culture and belonging efforts, and rewards and compensation programs. Under the leadership of our Chief Executive Officer, our Chief Administrative Officer is responsible for developing and executing key aspects of our human capital strategy, including the attraction, development, retention, and engagement of talent to deliver on the Company’s strategy and the design of competitive compensation and employee benefit programs.

Talent Acquisition, Development and Training

Our recruitment strategies are designed to ensure a robust pipeline of candidates to meet the needs of our business today and in the future. We continually assess our talent guidelines and decisions as part of our efforts to ensure fair and objective hiring practices.

Engaged, driven and productive colleagues are essential to achieving growth. All Energizer colleagues participate in annual training focused on topics related to ethics, compliance and belonging.

For salaried colleagues, we offer a platform featuring over 25,000 online courses from digital skills to business acumen and leadership skills, along with an online competency model library and supporting training resources. Colleagues may also receive specific skills-based training within their function so they can understand and master necessary job skills and requirements and have access to developmental opportunities. We also encourage career development through individual development planning, mentoring programs, team effectiveness workshops, project and change management training, and leadership development programs.

For hourly colleagues, we conduct annual safety, health, and environmental training as well as equipment and other job-relevant training. Colleagues are encouraged to communicate their career interests to their manager and also have access to our career center to view available positions.

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

We deliver competitive total rewards packages for our colleagues, which vary based on market practices. As part of our commitment to fair pay, we strive to be externally competitive while keeping in mind internal equity across our organization. Pay for performance is our fundamental reward philosophy. We reward and recognize both individual and team results relative to our business goals and commitment to shareholders, as well as behaviors that align with our culture statement. We conduct global pay equity assessments and compensation reviews. We strive to ensure fair pay in our hiring practices, performance reviews and promotional guidelines.

Workplace Safety

In an effort to ensure our colleagues have a safe workplace, Energizer maintains a global safety, health, and environmental affairs (“SHEA”) policy. Because providing products and services to our customers with zero harm to people and the environment is our goal, we require all colleagues and contractors at our plants and manufacturing facilities to understand and follow our global SHEA policy, and we retrain them on this policy annually. Each facility also maintains additional safety policies, measures and procedures specific to its individual needs. In addition, our facilities incorporate the usage of jurisdictional (country and region/state) regulations, Occupational Safety and Health Administration (“OSHA”) regulations, and American Conference of Governmental Industrial Hygienists (“ACGIH”) threshold limit values, thus contributing to the decrease of hazard exposure and creating a safer, more comfortable environment for all colleagues. Our occupational health and safety management system is aimed at addressing three key components of safety:

•Identifying the root cause of health and safety hazards in our operations
•Assessing risks associated with all hazards or conditions identified
•Eliminating and / or mitigating risks associated with known hazards and conditions

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

Community

Energizer believes in supporting the communities where we live, work and play. Many of our colleagues are highly active with charities of their own choosing, and the Energizer Giving Foundation enables them to make a greater difference by matching their contributions dollar-for-dollar. Energizer also supports Feed the Children and disaster-relief efforts through our partnership with Red Cross. Since 2016, Energizer has donated more than 23 million batteries and portable lighting products in North America alone.

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

Relevant Company Policies

Energizer’s policies in support of the topics discussed in this section, including the Equal Employment Opportunity Policy; Social Policy (Human Rights and Labor Rights); and Safety, Health, and Environmental Policy can be found in the Policies section of the Energizer website.

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

In recent years, refrigerants such as R-134a, which is a critical component of our auto care business’ after market A/C products, have become the subject of regulatory focus due to their potential to contribute to global warming. The EU has passed regulations that essentially phased out of R-134a in automotive cooling systems in new vehicles by 2017. Canada has also implemented similar regulations, phasing into effect beginning in 2021. The United States passed the American Innovation and Manufacturing Act (AIM Act) in 2020, which also regulates refrigerants, and individual states are also regulating the sale and distribution of products containing R-134a and state limitations on PFAs often include blanket restrictions on refrigerants. In addition, federal and state regulations may also be enacted governing the packing, use and disposal of our auto care business' products containing refrigerants.

The U.S. Foreign Corrupt Practices Act ("FCPA") prohibits bribery of public officials to obtain or retain business in foreign jurisdictions and requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We are also subject to similar or even more restrictive anti-corruption laws imposed by the governments of other countries where we do business, including the UK Bribery Act of 2010 and the Brazil Clean Company Act. We make sales and operate in countries known to experience corruption that are rated as high-risk nations. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, customs brokers, freight forwarders, distributors, or intermediaries that could be in violation of various laws including the FCPA or similar local regulations.

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

For additional information on the laws and regulations that apply to our business, see MD&A and Note 21, Environmental and Regulatory, to our Consolidated Financial Statements. For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."

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

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, tariffs, recent supply chain disruptions, labor shortages, wage pressures, ongoing elevated levels of inflation and potential economic slowdown, regulatory changes, as well as input costs including fuel and energy costs (for example, the price of gasoline), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

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

Global markets continued to face threats and uncertainty during fiscal year 2025. Uncertain economic and financial market conditions, including relating to the results of elections, may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in customers’ purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

Competition in our product categories might hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We face intense competition from consumer product companies both in the U.S. and in global markets. Most of our products compete with other widely advertised, promoted and merchandised brands as well as private label products within each product category. The categories in which we operate are mature and highly competitive, with a mix of large, small, and private label manufacturers competing for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, our customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms and are increasingly offering private label brands, resulting in either a reduction of our margins or the loss of distribution to lower-cost competitors.

Competition in our product categories is based upon brand perceptions, innovation, product performance, customer service and price. Our ability to compete effectively is, and in the future could be, affected by a number of factors, including:

•Certain of our competitors have substantially greater financial, marketing, research and development, and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers and more willingness to accept a lower margin rate. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, adopt new technology, such as artificial intelligence and machine learning, more quickly and successfully and respond more effectively to changing business and economic conditions than we can.
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

Our sales have historically been weighted toward the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. Alternative retail channels, including hard discounters and the online channel, have become more prevalent, and retailers are increasingly selling consumer products through such channels. In addition, alternative sales channels and business models, such as private label and store brands, direct-to-consumer brands and channels and discounter channels continue to evolve. In particular, the growing presence of, and increasing sales through, the online channel have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. Although we are engaged in e-commerce with respect to many of our products, if we are not successful in responding to these competitive factors, changing consumer preferences and market dynamics or expanding sales through evolving sales channels, especially the online channel, hard discounters and other alternative retail channels, our business, financial condition and results of operations may be negatively impacted.

Loss or impairment of the reputation of our Company or our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands. Maintaining a strong reputation with consumers, customers, suppliers and other third-party partners is critical to the success of our business. Negative publicity about us or our brands, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use, matters related to climate and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media or network sites. Increased consumer engagement and the widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information (whether accurate or inaccurate). Our operating results could be adversely affected if any of our brands suffers damage to their reputation due to real or perceived issues. Any damage to our brands could impair our ability to charge premium prices for our products, resulting in the reduction of our margins or losses of distribution to lower price competitors, or may require us to record impairments of intangible assets, including trademarks or goodwill, and adversely affect our business, financial condition and results of operations.

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

A large percentage of our sales are attributable to a relatively small number of retail customers, and we may continue to derive a significant portion of our future revenues from a small number of customers. Additionally, with the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. As a result, changes in the strategies or demands of our largest customers, including a reduction in the number of brands they carry, a shift of shelf space to private label or competitors’ products or a decision to lower pricing of consumer products, including branded products, may negatively impact our net sales or margins, and reduce our ability to offer new, innovative products to consumers. In addition, the use of the latest pricing technology by our customers may lead to category pricing pressures. Consistent with the ongoing variability in information technology systems industry-wide, our IT platforms may not be fully compatible at all times with those used by our customers and we may not be able to respond to customer data or technology demands. Furthermore, these large, consolidated companies could also exert additional competitive pressure on our other customers, which could in turn lead to similar demands on us. If we cease doing business with a significant customer or if we experience a significant reduction in net sales to a key customer, it could have a material adverse effect on our business, financial condition and results of operations.

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

We currently conduct our business on a worldwide basis, with approximately 40% of our sales in fiscal year 2025 arising from foreign countries, and a significant portion of our production capacity and cash is located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•unfavorable and uncertain macroeconomic and geopolitical conditions and potential operational or supply chain disruptions as a result of these developments;
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions or sanctions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of outbreaks of infectious diseases, import and export laws or other government actions generating a negative impact on our business, including changes in trade policies that may be implemented;
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
•currency fluctuations, including the impact of highly inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currency;
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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, and tariffs. Recently, the U.S. government imposed significant tariffs impacting a wide variety of goods across multiple countries and additional tariffs may be imposed in the future. The extent and duration of the tariffs, as well as any measures taken by other countries in response, and the resulting impact on general economic conditions on our business are uncertain and depend on various factors and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products to retailers and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to, or the actual effects of, a disease outbreak or similar widespread public health concern, could negatively impact our overall business, financial position and financial results. These impacts may include, but are not limited to:

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

Operational and Technology Risks

Changes in production costs, including raw material prices and transportation costs, from tariffs, inflation or otherwise, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.

Pricing and availability of raw materials, energy, transportation and other services needed for our business can be volatile due to general economic conditions, tariffs, inflation, labor costs, production levels and import duties and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production cost and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to maintain consistent quality throughout our operations depends, in part, upon our ability to acquire certain products in sufficient quantities. Supply shortages for a particular component or material can delay production and thus delay shipments to customers and the realization of revenue associated with any products using that component. This has caused, and, in the future, could cause us to experience a reduction in sales, increased inventory levels and costs and could adversely affect relationships with existing and prospective customers. In some cases, we may have only one supplier for a product or service. Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. Global economic factors, including tariffs, continue to put significant pressure on suppliers, all of which tends to make the supply environment more expensive. If any of these vendors are unable to fulfill their obligations, and we are unable to find replacement suppliers during the supply disruption, we could encounter supply shortages and/or increased costs to secure adequate supplies, either of which could materially harm our business.

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

Operations of the manufacturing and packaging facilities worldwide and corporate offices of the Company and our suppliers, and the methods we and our suppliers use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including work stoppages, cyberattacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, acts of war or conflicts, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues, availability of raw materials, and other regulatory issues, including trade disputes between countries in which we have operations, such as the U.S. and China. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

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

We have a material amount of goodwill and other indefinite-lived intangible assets which are periodically evaluated for impairment in accordance with current accounting standards. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized, but are tested for impairment at least annually in the fourth quarter or more frequently if impairment indicators arise. Fair value for both goodwill and other indefinite-lived intangible assets is determined based on a cash flow analysis. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired. If current expectations for revenue growth rates, gross margin rates, operating expenses, and discount rates are not met, or other economic and financial market conditions change, we may be required in the future to record impairment of the carrying value of goodwill or other indefinite-lived intangible assets during the period in which any impairment is determined. Any such impairment charges could have a material adverse effect on our results of operations. See Note 11, Goodwill and intangible assets for further information related to goodwill and the indefinite-lived intangible assets, and the indefinite-lived impairment charges recorded in the fiscal year ended September 30, 2024.

Sales of certain of our products are seasonal and adverse weather conditions during our peak selling seasons for certain auto care products could have a material adverse effect.

Sales of certain of our auto care products tend to be seasonal. Historically, consumer sales for certain auto care products typically have peaked during our third and fourth fiscal quarters due to customer seasonal purchasing patterns and the timing of promotional activities, with our sales historically peaking during the first six months of the calendar year in advance of this selling season. Purchases of our auto care products, especially our auto appearance and A/C recharge products, can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products. If adverse weather conditions persist during our third and fourth fiscal quarters when demand for auto care products typically peaks, our business, financial condition and results of operations could be materially and adversely affected.

We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our operations.

We may leverage artificial intelligence, including generative artificial intelligence and machine learning, in our operations and software programming. Our competitors or other third parties may incorporate artificial intelligence into their operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and operations.

In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will be beneficial to our business, including our efficiency or profitability.

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

Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, have and may in the future become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our company, employees, customers or consumers, as well as disrupt their and our operations or damage their and our facilities or those of third parties. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. Any significant breaches or breakdowns of such databases or systems could result in significant costs, including costs to investigate or remediate. While we have taken steps to maintain and enhance cybersecurity and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, upgrading our remote work environment and obtaining insurance coverage, these measures may be inadequate due to the continuously evolving nature of cyber threats. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against cyber incidents. Such incidents could result in unauthorized disclosure and misuse of material confidential information. Data breaches or theft of personal information we and our third-party service providers collect, as well as company information and assets, have occurred in the past and may occur in the future and the failure to remediate such intrusions may adversely affect our reputation and financial condition.

We may not be able to attract, retain and develop key employees, as well as effectively manage human capital resources.

Our future performance depends significantly upon the continued service of our executive officers and other key employees, as well as our continuing ability to attract, retain and develop highly qualified employees, including future members of our management team. Competition for such employees is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified employees in the future.

In addition, competition for labor remains strong and labor costs for manufacturing in the US, among other countries, continue to rise. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business.

A failure to adequately manage human capital resources could have a material adverse effect on our business, prospects, reputation, financial condition and results of operations. Additionally, the escalating costs of offering and administering health care, retirement and other benefits for employees could result in reduced profitability.

Financial and Strategic Risks

We have significant debt obligations that could adversely affect our business.

As of September 30, 2025, our total aggregate outstanding indebtedness was approximately $3.4 billion. We had $492.4 million of additional capacity available under a senior secured revolving credit facility, inclusive of issued and outstanding letters of credit totaling approximately $7.6 million. This significant amount of debt could have important consequences to us and our shareholders, including:

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

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, depend on certain estimates and assumptions related to, among other things, a number of factors: product category growth; development and launch of innovative new products; market share projections; product pricing and sale, volume and product mix; foreign exchange rates and volatility; tax rates; manufacturing costs including commodity prices; distribution channel volume and costs; cost savings; macroeconomic factors, including tariff impacts; accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans; and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, pay dividends and meet debt obligations.

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

Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales, profitability or cash flow expectations. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to certain intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of intangible assets, including trademarks and goodwill. Any impairment charges could adversely affect the Company’s financial condition and results of operations. See Note 11, Goodwill and intangible assets for further information related to goodwill and intangible assets, and the impairment charges recorded in the fiscal years ended September 30, 2025 and 2024.

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

In general, the manufacturing, marketing, distribution, and sale of our products and the conduct of our business operations must comply with extensive federal, state and foreign laws and regulations. In the US, many of our products and product claims are regulated by the Consumer Product Safety Commission, the US Environmental Protection Agency (EPA), and the Federal Trade Commission, among other regulatory agencies. Additionally, our and our suppliers' manufacturing and distribution operations are also subject to regulation by the Occupational Safety and Health Administration. Our international operations are also subject to regulation in each of the foreign jurisdictions in which we manufacture, market or distribute our products. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, we could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that our operations or activities are not in compliance with applicable law could expose us to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact our business and reputation.

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

In August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law and on July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. The IRA, as modified by the OBBBA, provides for substantial tax credits and incentives for domestic manufacturing of certain battery components. Section 45X of the Internal Revenue Code ("IRC") contains a production tax credit applicable on eligible battery components produced in the US and sold after December 31, 2022. Effective December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide further guidance on the production tax credit requirements under IRC Section 45X (the Final Regulations). The Final Regulations and the OBBBA provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.

While we expect Section 45X of the IRC to provide substantial tax benefits for us, our eligibility for these credits is not guaranteed and depends on strict compliance with complex and evolving federal regulations and future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that we currently anticipate benefiting from. Additionally, any failure to meet the eligibility criteria, including production location, component classification, or documentation standards, could result in partial or complete loss of the tax credit. Any reduction, elimination, reinterpretation, or discriminatory application or expiration of Section 45X tax credit may materially adversely affect our future results of operations and financial condition.

Increased focus by governmental and non-governmental organizations, customers, consumers and shareholders on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

We are committed to our sustainability journey and have taken meaningful steps including conducting an extensive materiality assessment and publishing goals within our Sustainability Report. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

As climate change, land use, water use, deforestation, biodiversity, product recycling, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, waste to landfill, responsible sourcing, labor, employment practices, human rights and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor, and certain investors may divert from, or avoid investing in, our securities, which may hinder our access to capital.

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

1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of information security and we are committed to protecting and preserving the confidentiality, integrity and continued availability of the information we own or that is in our care. We have developed and implemented a cybersecurity program that strives to comply with applicable industry standards, and we assess our program against the National Institute of Standards and Technology ("NIST") Cybersecurity Framework.

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

Our CIO is responsible for assessing and managing our material risks from cybersecurity threats. The IT security team is led by our CIO, who has significant experience across information security, infrastructure, operations and compliance. The team has primary responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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
North America
Asheboro, NC (an owned Batteries & Lights manufacturing plant and packaging facility)
Garrettsville, OH (an owned Batteries & Lights manufacturing plant)
Marietta, OH (an owned Batteries & Lights manufacturing plant)
Westlake, OH (an owned research facility for both Batteries & Lights and Auto Care)
Dayton, OH (a leased Auto Care manufacturing and distribution facility)
Portage, WI (an owned Batteries & Lights manufacturing facility)
Franklin, IN (a leased Batteries & Lights distribution facility)
International
Bekasi, Indonesia (an owned Batteries & Lights manufacturing facility)
Cimanggis, Indonesia (an owned Batteries & Lights manufacturing facility on leased land)
Jurong, Singapore (an owned Batteries & Lights manufacturing facility on leased land)
Alexandria, Egypt (an owned Batteries & Lights manufacturing facility)
Washington, UK (a leased Batteries & Lights manufacturing facility)
Rassau, UK (a leased Auto Care manufacturing facility)
Jaboatao, Brazil (an owned Batteries & Lights manufacturing facility)
Arroio do Meio, Brazil (an owned Auto Care manufacturing facility)
Tessenderlo, Belgium (a leased Batteries & Lights manufacturing facility)
Gniezno, Poland (a leased Batteries & Lights manufacturing facility)

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Information About Our Executive Officers
A list of the executive officers of Energizer and their business experience follows. Ages shown are as of November 18, 2025. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors.
Mark S. LaVigne - President and Chief Executive Officer. Mr. LaVigne has served as President since 2019 and as Chief Executive Officer since January 1, 2021. He previously served as Executive Vice President and Chief Operating Officer from 2015 – 2019. Mr. LaVigne joined Energizer’s former parent company in 2010, as Vice President, Assistant General Counsel and Corporate Secretary, later serving as Vice President, General Counsel and Corporate Secretary during which time he led Energizer’s spin-off from our former parent company in 2015. Prior to joining the Company, Mr. LaVigne was a partner at Bryan Cave LLP from 2007 to 2010, where he specialized in business and transactional counseling, and advised our former parent company on several strategic acquisitions. Mr. LaVigne holds a J.D. from St. Louis University School of Law and a B.A. from the University of Notre Dame. Age: 54.

John J. Drabik - Executive Vice President, Chief Financial Officer. Mr. Drabik was appointed as Executive Vice President, Chief Financial Officer effective October 1, 2021 and is responsible for the Company’s global accounting, finance and information technology functions. He previously served as Senior Vice President, Corporate Controller and Chief Accounting Officer from 2019 to 2021. Mr. Drabik joined Energizer's former parent company in 2001 and has held several roles of increasing responsibility, including Vice President, Corporate Development from 2013-2015, Vice President, Corporate Development and Treasurer from 2015 to 2017; and Vice President, Corporate Controller and Treasurer from 2017 to 2019. Mr. Drabik holds an MBA from Washington University in St. Louis and a B.S. degree in Accounting from the University of Missouri at Columbia. Age: 53.

Benjamin J. Angelette - Chief Administrative Officer. Mr. Angelette has served as Chief Administrative Officer since August 15, 2021 and is responsible for our ethics & compliance, corporate development, legal, regulatory, and human resources functions. He previously served as Vice President, Corporate Development from 2018 to 2021. Prior to that, Mr. Angelette served as Deputy General Counsel and Corporate Secretary from 2015 to 2018. Mr. Angelette joined Energizer’s former parent company in 2012 as Senior Securities Counsel and held several roles of increasing responsibility in the Legal department. Prior to joining the Company, Mr. Angelette worked at Savvis, Inc. and practiced law at Sullivan & Cromwell LLP in London and Bryan Cave LLP in St. Louis, where he specialized in mergers & acquisitions and capital markets. Mr. Angelette holds a J.D. from the University of Virginia School of Law and a B.A. degree in Philosophy from the University of Tulsa. Age: 45.

Michael A. Lampman - Executive Vice President, North America and Global Business Units. Mr. Lampman has served as Executive Vice President, North America and Global Business Units since September 27, 2021 and is responsible for our commercial operations in North America, as well as Energizer’s global hearing aid battery business and global digital commerce efforts. Prior to his current role, Mr. Lampman served as Chief Business Officer for our Commercial operations across North and South America from 2017 to 2021. He joined our former parent company in 1986 and has held several sales leadership roles of increasing responsibility, including Vice President, Commercial Strategy for North America from 2015 - 2017. Mr. Lampman holds a B.A. degree in marketing from Central Connecticut State University. Age: 60.

Lori A. Shambro - Executive Vice President, Brand and Product Innovation. Ms. Shambro has served as Executive Vice President, Brand and Product Innovation since January 1, 2025 and is responsible for the Company’s global marketing and research & development efforts. Prior to her current role, Ms. Shambro served as Executive Vice President, Chief Marketing Officer from 2021 to 2025, Chief Marketing Officer from 2019 to 2021 and Vice President, Global Marketing from 2017 to 2019. Prior to Energizer, Ms. Shambro held multiple positions in brand marketing at Anheuser-Busch InBev. Ms. Shambro holds a B.S.B.A. degree in Marketing from the University of Missouri. Age: 60.

Robin W. Vauth - Executive Vice President, International. Mr. Vauth has served as Executive Vice President, International since September 27, 2021 and is responsible for our International markets outside of North America. Prior to his current role, Mr. Vauth served as Chief Business Officer International from 2016 to 2021. Mr. Vauth joined our former parent company in 2007 and has held several leadership roles of increasing responsibility including, Business Director Germany, Regional Business Director North-East Europe and Senior Director Europe. Prior to Energizer, Mr. Vauth held a variety of Marketing, Sales and General Management roles at Kellogg Company and then L’Oréal. Mr. Vauth holds a Bachelor’s degree in ‘Business Administration’ from Bielefeld and Portsmouth University and an MBA from Kellogg Business School and WHU - Otto Beisheim School of Management. Age: 59.

Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed on the New York Stock Exchange (NYSE). As of September 30, 2025, there were approximately 4,400 shareholders of record of the Company's Common Stock under the symbol "ENR".
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

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2025 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	1,206,817	$22.49	1,206,817	3,500,000
August 1, 2025 - August 31, 2025	—	$—	—	3,500,000
September 1, 2025 - September 30, 2025	—	$—	—	3,500,000
Total	1,206,817	$22.49	1,206,817	3,500,000

(1) On November 18, 2024 the Board of Directors approved a share repurchase program for up to 7.5 million shares of common stock.

The graph below matches Energizer Holdings, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index and the S&P 500 Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 9/30/2020 to 9/30/2025.

These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/30/20	9/30/21	9/30/22	9/30/23	9/30/24	9/30/25
Energizer Holdings, Inc.	100.00	102.59	68.47	90.34	93.13	76.05
S&P SmallCap 600	100.00	157.64	127.96	140.85	177.28	183.73
S&P 500 Household Products	100.00	99.86	91.57	106.13	132.76	117.42

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
Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs, fiscal 2023 ("FY23") and fiscal 2024 ("FY24") production credits, a litigation matter, an impairment on intangible assets, the loss/(gain) on extinguishment/modification of debt, the December 2023 Argentina Economic Reform and the settlement loss on U.S. pension annuity buyout. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, an impairment on intangible assets, Interest expense, Loss/(gain) on extinguishment/modification of debt, Other items, net, restructuring and related costs, network transition costs, FY23 & FY24 production credits, a litigation matter and the charges related to acquisition and integration costs have all been excluded from segment profit.

Adjusted net earnings and Adjusted Diluted net earnings per common share ("EPS"). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration, an impairment on intangible assets, FY23 & FY24 production credits, a litigation matter, the Loss/(gain) on extinguishment/modification of debt, the December 2023 Argentina Economic Reform and the settlement loss on U.S. pension annuity buyout.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration, an impairment on intangible assets, FY23 & FY24 production credits, a litigation matter, the loss/(gain) on extinguishment/modification of debt. the December 2023 Argentina Economic Reform, and the settlement loss on U.S. pension annuity buyout, as well as the related tax impact for these items, calculated utilizing the statutory rate for the jurisdictions where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in Net sales or segment profit that excludes or otherwise adjusts for the Acquisition impact, Change in highly inflationary markets and Impact of currency from the changes in foreign currency exchange rates as defined below:

Acquisition Impact. The Company completed the Advanced Power Solutions NV ("APS NV") acquisition on May 2, 2025 ("APS NV Acquisition"). These adjustments include the impact of the operations associated with the acquired branded battery business. The Company will be working to transition from these branded business to legacy brands by December 31, 2025. This does not include the impact of acquisition and integration costs associated with this acquisition.
Change in Highly Inflationary Markets. The Company is presenting separately all changes in sales and segment profit from our Egypt and Argentina affiliates due to the designation of the economies as highly inflationary as of October 1, 2024 and July 1, 2018, respectively.
Impact of currency. The Company evaluates the operating performance of our Company on a currency     neutral basis. The Impact of Currency is the change in foreign currency exchange rates year-over-year on reported results, which is calculated by comparing the value of current year foreign operations at the current period USD exchange rate versus the value of current year foreign operations at the prior period USD exchange rate. The impact of currency also includes gains/(losses) of currency hedging programs, and it excludes highly-inflationary markets.
Adjusted Gross Profit, Adjusted Gross Margin, adjusted Selling, General & Administrative ("SG&A") as a percent of sales and adjusted Other items, net. Detail for Adjusted Gross margin, Adjusted SG&A as a percent of sales, and Adjusted Other items, net are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, FY23 & FY24 production credits, a litigation matter, acquisition and integration, the December 2023 Argentina Economic Reform and the settlement loss on U.S. pension annuity buyout.

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

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during fiscal 2025 and recognized an estimated $120.9 reduction to Cost of products sold ("COGS") on the Consolidated Statement of Earnings and Comprehensive Income for the tax credit on production and sales retroactive to January 1, 2023. The credit recognized included an estimated $41.6 for the credit related to fiscal 2025 production and an additional $79.3 credit for fiscal 2023 and 2024 production since the effective date of the IRA, January 1, 2023 ("FY23 & FY24 production credit").

The Company expects future year credits to be approximately $40 to $45 annually based on current regulations prior to the phase out period. Amounts recognized in the Consolidated Financial Statements are based on Management's judgment and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of the IRA to the extent more guidance is issued and the relevant implications to our Consolidated Financial Statements. Actual results could differ from management’s current estimate.

December 2023 Argentina Economic Reform

In November 2023, a new president was elected in Argentina who is implementing significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso ("ARS") approximately 50% over night. As a result, Argentina's operating costs rose quicker than the Company was able to implement price increases to offset the rising costs. The Company anticipates this could continue, resulting in a continued decline to operating profit. The Company had net sales of $33.9, $38.0, and $45.8 for fiscal years 2025, 2024 and 2023, respectively. The Company had operating profit of $8.9, $10.7 and $16.0 in fiscal 2025, 2024 and 2023, respectively.

The December 2023 currency devaluation and economic reform resulted in $22.0 of currency and related losses recognized in Other items, net during the twelve months ended September 30, 2025. This includes exchange losses of $14.7 from the December remeasurement of the Company's Argentina monetary assets and liabilities and $6.3 of transactional currency exchange losses on the ARS in December which are discussed further in Item 7A Quantitative and Qualitative Disclosures About Market Risk. The Company also recorded a loss of $1.0 on the purchase and sale of bonds issued by the Argentina Central Bank ("BCRA"), named BOPREALs, which were issued to provide a USD denominated instrument for import companies to pay import debts existing before December 12, 2023, and regulate the flow of reserves from BCRA.

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

Acquisitions

On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV ("APS Belgium") to provide a battery manufacturing location in Europe ("Belgium Acquisition").

On May 8, 2024, the Company acquired all the outstanding shares of Centralsul Ltda. ("Centralsul"), an auto appearance and fragrance manufacturer and distributor based in Southern Brazil ("Centralsul Acquisition"), which is expected to increase the Company's Auto Care presence in the region.

On May 2, 2025, the Company acquired all the shares of APS NV. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition resulted in $63.6 of Net sales and $2.2 of Segment profit for the Batteries and Lights segment.

In fiscal 2025, the Company recorded $5.7 in SG&A of legal fees and other costs associated with these acquisitions and $0.5 in Cost of goods sold. Included in the SG&A was expense for a purchase price earnout adjustment associated with the Centralsul Acquisition of $1.1.

In fiscal 2024, the Company recorded $7.2 of acquisition and integration costs. Costs of good sold recorded were $3.1. The majority of this was recorded in the first fiscal quarter as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium as part of the Belgium Acquisition. These costs were offset by $1.0, recorded in Other items, net, from producing inventory for APS Belgium under a transaction services agreement ("TSA") entered into at the closing of the transaction, which has since ended. The Company also recorded $5.1 of legal and diligence fees in SG&A related to acquisition and integration activities.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue into fiscal 2026. While we did not experience significant disruptions in our operations in fiscal 2025, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures, as well as currency headwinds throughout the year. Macro-economic pressures and geopolitical instability could also result in softening consumer demand, which could negatively impact the Company's forecasted financial results and operations.

We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our mitigation strategies to offset the financial and operational impact of tariffs, as well as the associated timing to implement such strategies. We expect a challenging start to the next fiscal year given softening consumer sentiment and macro headwinds and the transitional impact from tariffs. As a result of these challenges and to help offset the impact of tariffs, the Company is extending Project Momentum into fiscal 2026 to help neutralize the impact of the tariffs.

Project Momentum Restructuring and Related Costs

In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which included an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency across the Company. In July 2023, the Company's Board of Directors approved an expansion of this program to include an additional year, which allowed for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that allowed us to streamline our organization and fully execute the program. Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity had on the Company's battery network.

As of September 30, 2025, the Company successfully realized approximately $206 of savings from Project Momentum, with approximately $64 realized in fiscal year 2025. The savings were primarily within COGS and SG&A on the Consolidated Statements of Earnings and Comprehensive Income.

The total pre-tax expense related to Project Momentum restructuring and other related costs for the twelve months ended September 30, 2025, 2024 and 2023 were $68.7, $91.7, and $59.7 respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, a non-cash impairment of capitalized software, decommissioning, relocation, and other exit related costs. The costs were reflected in COGS, SG&A, and Other items, net on the Consolidated Statements of Earnings and Comprehensive Income. Total pre-tax charges related to Project Momentum since inception were $221.0. Refer to Note 5 Restructuring for additional discussion on the Company's restructuring costs.

Although the Company's Project Momentum restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal 2025 would have been included in our Batteries & Lights and Auto Care segments in the amount of $60.2 and $8.5, respectively. The Company's Project Momentum restructuring costs for fiscal year 2024 would have been included in our Batteries & Lights and Auto Care segments in the amount of $87.0 and $4.7, respectively. The Momentum restructuring costs for fiscal year 2023 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $52.7 and $7.0, respectively.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the twelve months ended September 30, 2025 and 2024, the Company incurred incremental costs of $19.7 and $11.7, respectively, primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within COGS on the Consolidated Statement of Earnings and Comprehensive Income. The network transition activities as part of Project Momentum are substantially complete and no further costs are expected in fiscal 2026.

Project Momentum - Tariff Mitigation & Operational Efficiency Program

During the fourth quarter of fiscal 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. This will be achieved specifically through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS NV manufacturing facility, the redesign of and investment in our US based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives.

The total estimated restructuring and related pre-tax costs associated with the fourth year of the program is expected to be between $35.0 and $40.0 with additional restructuring related costs of $25.0 to $30.0 related to US manufacturing efficiency initiatives and capital expenditures of $25.0 to $35.0. The estimated savings expected to be achieved through the fourth year of the program are $15.0 to $20.0, along with tariff mitigation and cost avoidance of $25.0 to $35.0. Costs and savings are expected to be fully realized by September 30, 2026.

During the quarter ended September 30, 2025, the Company incurred $5.2 of pre-tax restructuring related costs associated with the initiatives to optimize the Company's cost structure and operating efficiency in the US as we exit less productive lines while still expanding our US manufacturing production. These costs are recorded in COGS and included within the Project Momentum restructuring costs disclosed above. Refer to Note 5 for further details.

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

Operations for Energizer are managed via two major reportable product groupings: Batteries & Lights and Auto Care.

Financial Results

Net earnings for the fiscal year ended September 30, 2025 were $239.0, or $3.32 per diluted common share, compared to net earnings of $38.1, or $0.52 per diluted common share, for the fiscal year ended September 30, 2024, and net earnings of $140.5, or $1.94 per diluted common share, for the fiscal year ended September 30, 2023.

Net earnings and diluted net earnings per common share for the time periods presented were impacted by certain items related to Project Momentum restructuring and related costs, network transition costs, acquisition and integration costs, FY23 & FY24 production credits, impairment of intangible assets, a litigation matter, the Loss/(gain) on extinguishment/modification of debt, the December 2023 Argentina Economic Reform and the settlement loss on U.S. pension annuity buy out as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure under Non-GAAP Financial Measures above.

	For the Twelve Months Ended September 30,
	2025	2024	2023
Net earnings	239.0	38.1	140.5
Pre-tax adjustments
Restructuring and related costs (1)	68.7	91.7	59.7
Network transition costs (2)	19.7	11.7	—
Acquisition and integration (3)	6.2	7.2	—
FY23 & FY24 production credits (4)	(78.0)	—	—
Impairment of intangible assets	5.9	110.6	—
Litigation matter (5)	(1.7)	13.7	—
Loss/(gain) on extinguishment/modification of debt	12.1	2.4	(1.5)
December 2023 Argentina Economic Reform (6)	—	22.0	—
Settlement loss on U.S. pension annuity buy out (7)	—	—	50.2
Total adjustments, pre-tax	$32.9	$259.3	$108.4
Total adjustments, after tax (8)	$14.1	$203.2	$83.5
Adjusted net earnings	$253.1	$241.3	$224.0

	For the Twelve Months Ended September 30,
	2025	2024	2023
Diluted net earnings per common share	$3.32	$0.52	$1.94
Adjustments
Restructuring and related costs	0.80	0.97	0.64
Network transition costs	0.22	0.12	—
Acquisition and integration	0.08	0.08	—
FY23 & FY24 production credits	(1.08)	—	—
Impairment of intangible assets	0.07	1.16	—
Litigation matter	(0.02)	0.14	—
Loss/(gain) on extinguishment/modification of debt	0.13	0.03	(0.02)
December 2023 Argentina Economic Reform	—	0.30	—
Settlement loss on U.S. pension annuity buy out	—	—	0.53
Adjusted diluted net earnings per diluted share	$3.52	$3.32	$3.09
Weighted average shares of common stock - Diluted	72.0	72.7	72.4

Currency, excluding highly inflationary markets, had an adverse impact to fiscal 2025 compared to fiscal 2024. Earnings before income tax was negatively impacted by $6.0, or $0.07 per share, compared to the prior year.

Currency, excluding highly inflationary markets, had an adverse impact to fiscal 2024 compared to fiscal 2023. Earnings before income tax was negatively impacted by $2.5, or $0.03 per share, compared to the prior year.

(1) Restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2025	2024	2023
COGS - Restructuring costs	$28.6	$62.9	$29.9
COGS - US operating efficiency project	5.2	—	—
SG&A - Restructuring costs	17.2	19.9	26.7
SG&A - IT Enablement	15.7	14.5	3.3
Other items, net	2.0	(5.6)	(0.2)
Total Project Momentum restructuring and related costs	$68.7	$91.7	$59.7

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

(3) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	Twelve Months Ended September 30,
	2025	2024	2023
COGS	$0.5	$3.1	$—
SG&A	5.7	5.1	—
Other items, net	—	(1.0)	—
Total acquisition and integration costs	$6.2	$7.2	$—

(4) This represents the production credits retroactive to the start of the credit period and prior to the current year. These credits were recorded in COGS on the Consolidated Statement of Earnings and Comprehensive Income.

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

(8) The effective tax rate for the Adjusted - Non-GAAP Net earnings and Diluted net earnings per common share was 20.2%, 22.9% and 21.2% for the years ended September 30, 2025, 2024 and 2023, respectively, as calculated utilizing the statutory rate for the jurisdictions where the costs were incurred.

Operating Results

	For the Years Ended September 30,
Net Sales	2025	% Chg	2024	% Chg
Net sales - prior year	$2,887.0		$2,959.7
Organic	19.8	0.7%	(66.2)	(2.2)%
Acquisition impact	63.6	2.2%	—	—%
Change in highly inflationary markets	(5.3)	(0.2)%	(7.8)	(0.3)%
Impact of currency	(12.4)	(0.4)%	1.3	—%
Net sales - current year	$2,952.7	2.3%	$2,887.0	(2.5)%

Net sales for the year ended September 30, 2025 were $2,952.7, an increase of 2.3% from the prior year. Organic net sales increased 0.7% primarily due to:

•Volumes grew 1.5% driven by new and expanded distribution and growth in e-commerce, as well as new innovation in Auto Care, partially offset by lower back-half category volumes as softer consumer demand impacted both segments.

•Offsetting the volume growth were pricing declines of 0.8% driven by planned strategic pricing and promotional investments partially offset by innovation and tariff pricing.

Net sales for the year ended September 30, 2024 were $2,887.0, a decrease of 2.5%. Organic net sales decreased 2.2% primarily due to:

•The Batteries & Lights segment experienced volume declines of approximately 0.7% primarily due to the timing of holiday orders compared to the prior year, which benefited the fourth quarter of 2023, partially offset by distribution gains and improved category trends; and

•Pricing declines of 2.2%, primarily within the Batteries & Lights segment, driven by planned strategic pricing and promotional investments in the period.

•Offsetting these declines was increased Auto Care segment volumes of 0.7% largely driven by distribution gains in the period.

For further discussion regarding net sales in each of our reportable product segments, including a summary of reported versus organic changes, please see the section titled “Segment Results” provided below.

Gross Profit

Gross profit was $1,232.7 in fiscal 2025 versus $1,104.3 in fiscal 2024. Excluding the current and prior year Project Momentum restructuring costs of $33.8 and $62.9, respectively, and the current and prior year Network transition costs of $19.7 and $11.7, respectively, and the impact of the FY23 & FY24 production credits recorded in the current year of $78.0 and the current year Acquisition and integration costs of $0.5, adjusted gross profit dollars were $1,208.7 in fiscal 2025 versus $1,182.0 in fiscal 2024. The increase in adjusted gross profit dollars was largely driven by Project Momentum, which delivered savings of approximately $50, as well as the benefit of the FY25 production tax credit of $41.6. These benefits were offset by increased product costs from production inefficiencies associated with rebalancing our network and increased warehousing, distribution and tariff costs, as well as the lower margin profile of the APS NV business and the planned strategic pricing and promotional investments noted above.

Gross profit was $1,104.3 in fiscal 2024 versus $1,124.0 in fiscal 2023. Excluding the current and prior year Project Momentum restructuring costs of $62.9 and $29.9, respectively, and the current year Network transition costs of $11.7, Acquisition and integration costs of $3.1, adjusted gross profit dollars were $1,182.0 in fiscal 2024 versus $1,153.9 in fiscal 2023. The increase in gross profit dollars was largely driven by Project Momentum, which delivered savings of approximately $59, as well as lower input costs, including improved commodities pricing and lower ocean freight. These benefits were partially offset by the planned strategic pricing and promotional investments noted above.

Gross margin as a percent of Net sales for fiscal 2025 was 41.7% versus 38.3% in the prior year. Excluding the current and prior year Project Momentum restructuring and related costs and network transition costs, and the current year integration costs and impact of recording the FY23 & FY24 production credits, adjusted gross margin was 40.9% for the fiscal year, consistent with prior year. Gross margin as a percent of Net sales for fiscal 2024 was 38.3% versus 38.0% in fiscal 2023. Excluding the Project Momentum restructuring costs from both fiscal years and the fiscal 2024 network transition costs and integration costs, adjusted gross margin was 40.9% for the fiscal year, up 190 basis points from fiscal 2023.

	For the Years Ended September 30,
	2025		2024
	Reported	Adjusted	Reported	Adjusted
Gross Margin - Prior Year	38.3%	40.9%	38.0%	39.0%
FY25 production credits	1.4%	1.4%	—%	—%
Project Momentum initiatives	1.7%	1.7%	1.9%	1.9%
Pricing	(0.5)%	(0.5)%	(1.5)%	(1.5)%
Product cost impacts	(1.4)%	(1.4)%	1.8%	1.8%
Tariffs	(0.5)%	(0.5)%	—%	—%
Acquisition impact	(0.4)%	(0.4)%	—%	—%
Year-over-year impact of restructuring and related costs, network transition costs, FY23 & FY24 production credits and integration costs, net	3.4%	—%	(1.6)%	—%
Currency impact, including highly inflationary markets	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Gross Margin - Current Year	41.7%	40.9%	38.3%	40.9%

Selling, General and Administrative (SG&A)

SG&A expenses were $532.4 in fiscal 2025, or 18.0% of net sales, as compared to $526.3, or 18.2% of net sales for fiscal 2024, and $489.4, or 16.5% of net sales for fiscal 2023. Included in SG&A were Project Momentum restructuring and related costs of $32.9, $34.4 and $30.0 in fiscal 2025, 2024 and 2023, respectively, acquisition and integration costs of $5.7 and $5.1 in fiscal 2025 and 2024, respectively, and a litigation matter credit of $1.7 and charge of $13.7 in fiscal 2025 and 2024, respectively.

Excluding Project Momentum restructuring and related costs, the litigation matter and acquisition and integration costs, SG&A in fiscal 2025 was $495.5 or 16.8%, compared to fiscal 2024 of $473.1 or 16.4%. The year-over-year increase was primarily driven by increased SG&A from the APS NV business of $11.8, increased investment in digital transformation and increased legal and recycling fees. This increase was partially offset by Project Momentum savings of approximately $14 in the period.

Excluding Project Momentum restructuring and related costs, the litigation matter and acquisition and integration costs, SG&A in fiscal 2024 was $473.1 or 16.4%, compared to fiscal 2023 of $459.4 or 15.5%. The year-over-year increase was primarily driven by an increase in labor and benefit costs, higher travel expense, increased depreciation expense related to our digital transformation initiatives and increased legal, factoring and environmental fees. This increase was partially offset by Project Momentum savings of approximately $29 in the period.

Advertising and Sales Promotion (A&P)

A&P was $151.7 in fiscal 2025, an increase of $8.0 as compared to fiscal 2024 expense of $143.7. A&P was $142.3 in fiscal 2023. A&P as a percent of net sales was 5.1%, 5.0% and 4.8% in fiscal years 2025, 2024 and 2023, respectively.

Research and Development (R&D)

R&D expense was $32.6 in fiscal 2025, $31.6 in fiscal 2024, $32.9 in fiscal 2023. As a percent of net sales, R&D expense was consistent as a percentage of sales at 1.1% all three years.

Amortization Expense

Amortization expense was relatively consistent at $58.7, $58.2 and $59.4 in fiscal 2025, 2024 and 2023, respectively.

Impairment of intangible assets

Impairment of intangible assets was $5.9 in fiscal 2025. This included a non-cash impairment on certain proprietary formulas the Company plans to no longer utilize.
Impairment of intangible assets was $110.6 in fiscal 2024. This included a non-cash impairment on the Rayovac trade name of $85.2 and on the Varta trade name of $25.4. The non-cash impairments were driven by missed branded sales forecasts.
No impairment of intangible assets was recorded in fiscal 2023.

Interest expense

Interest expense for fiscal 2025 was $154.3, as compared to fiscal 2024 expense of $155.7 and $168.7 in fiscal 2023. The lower interest expense in fiscal 2025 was due to a lower average outstanding debt balance in the current year due to the Company's initiatives to pay down debt and lower interest rates. The decreased interest expense in fiscal 2024 compared to fiscal 2023 was due to a lower average outstanding debt balance partially offset by higher interest rates.

Loss/(gain) on extinguishment/modification of debt

The Loss on the extinguishment/modification of debt was $12.1 for fiscal year 2025 and relates to amending and restating the Term Loan as well as the redemption of the $300.0 Senior Notes due in 2027 during the fiscal year. The Loss on the extinguishment/modification of debt was $2.4 for fiscal year 2024 and relates to the Company's early repayment of $188.0 outstanding on the term loan as well as the term loan repricing during the fiscal year. The Gain on the extinguishment/modification of debt was $1.5 for fiscal year 2023 and related to the Company's retirement of $25.0 of outstanding Senior Notes at a discount and the early repayment of $188.0 outstanding on the term loan.

Other Items, Net

Other items, net was expense of $0.9, $22.0 and $57.1 in fiscal 2025, 2024 and 2023, respectively, and is summarized below:

	For the Years Ended September 30,
	2025	2024	2023
Other items, net
Interest income	$(3.2)	$(10.7)	$(8.9)
Foreign currency exchange loss (1)	1.8	32.1	17.3
Loss on sale of available-for-sale securities	—	1.0	—
Pension cost other than service costs	0.1	4.0	2.7
Settlement loss on U.S. pension annuity buy out	—	—	50.2
Gain on sale of assets	—	(4.4)	—
Transition services income	—	(1.0)	—
Other	2.2	1.0	(4.2)
Total Other items, net	$0.9	$22.0	$57.1

(1) Foreign currency exchange loss in fiscal 2025 includes the currency impact from the December 2023 Argentina economic reform. During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December. As a result of this reform and devaluation, the Company recorded $21.0 of exchange losses for the fiscal 2024 in Other items, net on the Consolidated Statement of Earnings and Comprehensive Income.

Income Taxes

For fiscal 2025, the effective tax rate was 15.9%. Excluding the impact of our non-GAAP adjustments, the year to date adjusted effective tax rate was 20.2% as compared to 22.9% in the prior year. The lower current year rate is driven by the non-taxable production credits recorded in the current year.

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

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, impairment of intangible assets, acquisition and integration activities, restructuring and related costs, network transition costs, FY23 & FY24 production credits, acquisition earn out, a litigation matter, the December 2023 Argentina Economic Reform, the settlement loss on U.S. pension annuity buy out and other items determined to be corporate in nature. Financial items, such as interest income and expense, and loss/(gain) on extinguishment/modification of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management's view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and are not utilized to evaluate current segment performance.

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

Segment Net Sales	For the Years Ended September 30,
	2025	% Chg	2024	% Chg
Batteries & Lights
Net sales - prior year	$2,259.5		$2,344.9
Organic	23.4	1.0%	(80.1)	(3.4)%
Acquisition impact	63.6	2.8%	—	—%
Change in highly inflationary operations	(5.6)	(0.2)%	(7.2)	(0.3)%
Impact of currency	(8.2)	(0.4)%	1.9	0.1%
Net sales - current year	$2,332.7	3.2%	$2,259.5	(3.6)%
Auto Care
Net sales - prior year	$627.5		$614.8
Organic	(3.6)	(0.6)%	13.9	2.3%
Change in highly inflationary operations	0.3	—%	(0.6)	(0.1)%
Impact of currency	(4.2)	(0.6)%	(0.6)	(0.1)%
Net sales - current year	$620.0	(1.2)%	$627.5	2.1%
Total Net Sales
Net sales - prior year	$2,887.0		$2,959.7
Organic	19.8	0.7%	(66.2)	(2.2)%
Acquisition impact	63.6	2.2%	—	—%
Change in highly inflationary operations	(5.3)	(0.2)%	(7.8)	(0.3)%
Impact of currency	(12.4)	(0.4)%	1.3	—%
Net sales - current year	$2,952.7	2.3%	$2,887.0	(2.5)%

Total Net sales for the twelve months ended September 30, 2025 increased 2.3%, due to organic Net sales improvement of $19.8, or 0.7% and acquisition impact of $63.6, or 2.2%. These impacts were partially offset by a $5.3 decrease from our highly inflationary markets and unfavorable impact of currency of $12.4. Segment sales results for the twelve months ended September 30, 2025 are as follows:

•Batteries & Lights Net sales improved 3.2% versus the prior fiscal year, which included acquisition impact of $63.6, or 2.8%, from the APS NV acquisition, and organic net sales increase of 1.0%. The organic increase was driven by increased volumes driven by distribution gains, higher US storm related activity of approximately $13 in the beginning of the fiscal year and digital economy growth, partially offset by lower back-half category volumes due to softer consumer demand (approximately 1.5%). The volume improvement was partially offset by pricing declines driven by planned strategic pricing and promotional investments earlier in the year which was partially offset by tariff pricing in the back half of the year (approximately 0.5%).

•Auto Care Net sales declined 1.2% versus the prior fiscal year, partially driven by organic net sales decline of 0.6%. The decrease was due to pricing declines from planned strategic pricing and promotional investments partially offset by innovation and tariff pricing (approximately 1.8%). The pricing declines were partially offset by higher volumes driven by distribution gains, international market expansion and digital economy growth, partially offset by lower back-half category volumes due to softer consumer demand (approximately 1.2%).

Total Net sales for the twelve months ended September 30, 2024 decreased 2.5%, due to organic Net sales decline of $66.2, or 2.2%, and a $7.8 decrease from our Argentina operations, which were deemed to be highly inflationary. These declines were partially offset by favorable impact of currency of $1.3. Segment sales results for the twelve months ended September 30, 2024 are as follows:

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

Segment Profit	For the Years Ended September 30,
	2025	% Chg	2024	% Chg
Batteries & Lights
Segment Profit - prior year	$554.8		$551.5
Organic	(6.0)	(1.1)%	14.0	2.5%
Impact acquisition	2.2	0.4%	—	—%
Change in highly inflationary operations	(3.2)	(0.6)%	(5.2)	(0.9)%
Impact of currency	(5.6)	(1.0)%	(5.5)	(1.0)%
Segment Profit - current year	$542.2	(2.3)%	$554.8	0.6%
Auto Care
Segment Profit - prior year	$94.1		$75.0
Organic	16.7	17.7%	19.4	25.9%
Change in highly inflationary operations	0.2	0.2%	(0.2)	(0.3)%
Impact of currency	(5.4)	(5.7)%	(0.1)	(0.1)%
Segment Profit - current year	$105.6	12.2%	$94.1	25.5%
Total Segment Profit
Segment Profit - prior year	$648.9		$626.5
Organic	10.7	1.6%	33.4	5.3%
Acquisition impact	2.2	0.3%	—	—%
Change in highly inflationary operations	(3.0)	(0.5)%	(5.4)	(0.9)%
Impact of currency	(11.0)	(1.6)%	(5.6)	(0.8)%
Segment Profit - current year	$647.8	(0.2)%	$648.9	3.6%

Refer to Note 9, Segments, in the Consolidated Financial Statements for a reconciliation from segment profit to Earnings before income taxes.

Total segment profit in fiscal 2025 was $647.8, a decline of 0.2% versus the prior fiscal year. The decline was driven by unfavorable movement in foreign currency of $11.0, or 1.6%, and a decline of $3.0, or 0.5%, in our highly inflationary operations. This was partially offset by organic segment profit increase of 1.6% and acquisition impact from the APS NV acquisition of 0.3%. Segment operating profit results for the twelve months ended September 30, 2025 are as follows:

•Batteries & Lights segment profit was $542.2, a decrease of 2.3% versus the prior fiscal year driven by organic profit decline of $6.0, or 1.1%, unfavorable currencies of $5.6, or 1.0%, and a decline of $3.2, or 0.6%, in highly inflationary markets, partially offset by the positive impact from the APS NV acquisition of $2.2, or 0.4%. The organic decline was due to higher A&P and SG&A spending in the current year. This was partially offset by the improved gross profit dollars from Project Momentum savings and the production credits in the current year.

•Auto Care segment profit was $105.6, an increase of $11.5, or 12.2%, versus the prior fiscal year. Organic segment profit increased $16.7, or 17.7%. The growth was driven by improved gross margin due to Project Momentum savings. This was partially offset by higher SG&A and A&P spending, which supported the launch of the Podium Series, as compared to prior year.

Total segment profit in fiscal 2024 was $648.9, an increase of 3.6% versus the prior fiscal year. The increase was driven by organic segment profit increase of 5.3%. This was partially offset by unfavorable movement in foreign currency of $5.6, or 0.8% and a decline of $5.4, or 0.9%, in Argentina operations. Segment operating profit results for the twelve months ended September 30, 2024 are as follows:

•Batteries & Lights segment profit was $554.8, an increase of 0.6% versus the prior fiscal year driven by organic profit increase of $14.0, or 2.5%, which was partially offset by unfavorable currencies of $5.5, or 1.0%, and a decline of $5.2, or 0.9%, in Argentina operations. The organic growth was due to the improved gross margin from Project Momentum savings and reduced A&P and R&D spending compared to the prior year. This was partially offset by the organic Net sales decline discussed above as well as higher SG&A spending in the current year.

•Auto Care segment profit was $94.1, an increase of $19.1, or 25.5%, versus the prior fiscal year. Organic segment profit increased $19.4, or 25.9%. The growth was driven by higher organic Net sales discussed above and improved gross margin due to Project Momentum savings, as well as reduced R&D spending. This was partially offset by higher SG&A and A&P spending compared to prior year.

GENERAL CORPORATE	For the Years Ended September 30,
	2025	2024	2023
General corporate and other expenses	$118.9	$115.3	$107.2
% of net sales	4.0%	4.0%	3.6%

For fiscal 2025, general corporate expenses were $118.9, an increase of $3.6 compared to fiscal 2024 expense of $115.3. The increase was primarily driven by increased legal fees as well as increased stock compensation in the current year. For fiscal 2024, general corporate expenses were $115.3, an increase of $8.1 compared to fiscal 2023 expense of $107.2. The increase was primarily driven by increased factoring and legal fees, higher mark to market expenses on our deferred compensation plans as well as increased stock compensation in fiscal 2024.

Liquidity and Capital Resources

Energizer’s primary future cash needs are centered on operating activities, working capital and strategic investments. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our short-term and long-term operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including, but not limited to: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” for further discussion.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At September 30, 2025, Energizer had $236.2 of cash and cash equivalents, approximately 82% of which was outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements, however, those balances are generally available without legal restrictions to fund ordinary business operations.

In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760.0 Senior Secured Term Loan (Term Loan) to 2032 and its $500.0 Revolving Credit Facility (Revolving Facility) to 2030. In September 2025, the Company completed a bond offering for $400.0 Senior Notes due in 2033 at 6.00% and completed an add-on of $100.0 to the Term Loan. The proceeds were utilized to redeem the $300.0 6.50% Senior Notes due in 2027 and repay the indebtedness outstanding under the Revolving Facility. The transactions were leverage neutral and extended the maturity on the Company's outstanding debt.

As of September 30, 2025, the Company had $857.9 outstanding on the Term Loan. The borrowings under the Term Loan require quarterly principal payments of 0.25% of the original principal balance. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin.

As of September 30, 2025, the Company had no borrowings outstanding under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available as of September 30, 2025.

Subsequent to year-end, the Company received a tax refund of $50.7, which included the fiscal 2024 production credit refund. The Company utilized these funds, as well as other funds, to pay down approximately $80.0 of outstanding Term Loan debt.

Debt Covenants

The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2025, the Company was in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance for at least the next 12 months.

Operating Activities

Cash flow from operating activities is the primary funding source for operating needs and capital investments. Cash flow from operating activities was $147.1 in fiscal 2025, $429.6 in fiscal 2024, and $395.2 in fiscal 2023.

Cash flow from operating activities was $147.1 in fiscal 2025 as compared to $429.6 in the prior fiscal year. This decrease of $282.5 was primarily driven by decreased cash flow from working capital changes year over year of approximately $262.1. The working capital change of approximately $262.1 was primarily a result of the following:

•Approximately $39 of the cash flow decrease from working capital was due to collections of accounts receivable in the current year compared to the prior year.

•Approximately $127 of the cash flow decrease from working capital was due to changes in accounts payable and accrued liabilities driven by timing of payments year over year.

•Approximately $85 year-over-year change in inventory. The Company's increased investment in inventory was driven by various tariff mitigation initiatives and increased inventory due to the plastic free packaging transition.

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

Investing Activities

Net cash used by investing activities was $98.2 in fiscal 2025 and $114.0 in fiscal 2024, and $56.1 in fiscal 2023, and consisted of the following:

•Capital expenditures were $83.9, $97.9, and $56.8 in fiscal years 2025, 2024, and 2023, respectively. Higher capital spending during fiscal 2025 and 2024 was primarily related to the Company's transition to plastic free packaging, digital transformation IT projects and Project Momentum restructuring spend.

•Proceeds from asset sales were $7.3, and $0.7 in fiscal 2024, and 2023, respectively. Fiscal 2024 proceeds were from selling a facility in the Dominican Republic and a facility in Wisconsin.

•Acquisitions, net of cash acquired and working capital payments, were an outflow of $14.3 and $22.4 in fiscal 2025 and 2024, respectively. The fiscal 2025 outflow was from the purchase of APS NV and the 2024 outflow was from the purchase of battery manufacturing assets in Belgium and the purchase of Centralsul.

•Purchase of available-for-sale securities was $5.2 in fiscal 2024, related to the purchase of bonds issued by the Argentina Central bank, named BOPREALs.

•Proceeds from sale of available-for-sale securities were $4.2 in fiscal 2024, related to the sale of BOPREALs.

Investing cash outflows of approximately $75 to $85 are anticipated in fiscal 2026 for capital expenditures. This includes normal capital replacement, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum Tariff and Operational Efficiency initiatives.

Financing Activities

Net cash used by financing activities was $29.1 in fiscal 2025 and $300.3 in fiscal 2024 and $309.4 in fiscal 2023.

For fiscal 2025, cash flow used by financing activities consists of the following:

•Cash proceeds from issuance of debt with maturities greater than 90 days of $698.0 from refinancing and extending the Term Loan and completing the $400.0 Senior Notes. The Term Loan proceeds were evaluated on a lender-by-lender basis on the Consolidated Statement of Cash Flows;

•Payments on debt with maturities greater than 90 days of $523.5, primarily related to the Term Loan refinancing payments of $192.2, the principal payments of $28.0 made earlier in the year and the redemption of the $300.0 Senior Notes. The Term Loan payments were evaluated on a lender-by-lender basis on the Consolidated Statement of Cash Flows;

•Net decrease in debt with original maturities of 90 days or less of $0.1, primarily related to repayment of international borrowings;

•Debt issuance costs of $13.6 related to the Term Loan and Revolving Facility refinancing and the $400.0 Senior Note offering;

•Premiums paid on extinguishment of debt of $4.9 related to the redemption premium on the $300 Senior Note;

•Payment of acquisition indemnification hold back related to the Centralsul acquisition of $0.5;

•Dividends paid on common stock of $87.1 during fiscal 2025 (see below);

•Common stock repurchases of $89.7 at an average price of $22.42 per share (see below); and

•Taxes paid for withheld share-based payments of $7.7.

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

•Dividends paid on common stock of $87.4 during fiscal 2024; and

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

Dividends
Total dividends declared to common shareholders were $87.6, and $87.1 was paid in fiscal 2025.

Subsequent to the fiscal year end, on November 10, 2025, the Board of Directors declared a dividend for the first quarter of fiscal 2026 of $0.30 per share of common stock, payable on December 10, 2025, to all shareholders of record as of the close of business on November 25, 2025.

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
Share Repurchases

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock. During fiscal 2025, the Company repurchased 4 million shares for $89.7 at an average price of $22.42 per share, exclusive of $0.9 of excise tax. The Company had 3.5 million shares remaining under this authorization at September 30, 2025.

The authorization of future share repurchases falls within the discretion of our Board of Directors. The Board’s authorization and management's subsequent decision to repurchase shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that are deemed relevant. Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors. Share repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, created a new corporate alternative minimum tax based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

Contractual Obligations and Commitments
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below.

The Company has a contractual commitment to repay its long-term debt of $3,395.6 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $8.6 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at September 30, 2025 is $873.8 with $148.6 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $600.0 of variable rate debt. Refer to Note 13 Debt for further details.

The Company has an obligation to pay a mandatory transition tax of $7.1 due in the second fiscal quarter of fiscal 2026.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 5 years is $2.1. The full amount is due within the next twelve months. Refer to Note 18 Other Commitments and Contingencies for further details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at September 30, 2025 are $145.6 and $89.0, respectively. Within the next twelve months, operating and finance lease payments are expected to be $19.7 and $4.6, respectively. Refer to Note 10 Leases for further details.

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

Accrued environmental costs at September 30, 2025 were $10.1, of which approximately $1.4 is expected to be spent during fiscal 2026. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements or the enforcement or interpretation of existing requirements.

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

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. This matter concluded in July 2025. The Company has recorded the amount of the judgment within SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

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

The Company’s agreements with customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. Revenue is recorded net of the taxes we collect on behalf of governmental authorities which are generally included in the price to the customer. Shipping and handling activities are accounted for as contract fulfillment costs and recorded in COGS.

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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on the Company’s annual earnings, prospectively. Based on plan assets at September 30, 2025, a 100 basis point decrease or increase in expected asset returns would increase or decrease the Company’s U.S. pre-tax pension expense by $2.3. In addition, poor asset performance may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A 100 basis point decrease in the discount rate would increase U.S. pension obligations by $18.4 at September 30, 2025.

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

During the fourth quarter of fiscal 2025, the Company identified an impairment of the definite-lived intangible assets of certain proprietary formulas the Company plans to no longer utilize. The analysis determined the carrying value of the asset group exceeded expected cash flows of the primary asset. As a result, the Company recorded an impairment of $5.9.

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

For fiscal 2025, a quantitative assessment was performed over the Rayovac trade names due to the prior year impairment, and a qualitative assessment was performed over the Energizer, Eveready and Armor All trade names. No impairments were identified.

For Rayovac, the fair value of the trade name exceeded its carrying value of $337.0 by approximately 17%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, forecasted production tax credits and discount rate. The projections for the Rayovac fair value model were generated using the brand's historical performance and long-term category projections, to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future category trends. Gross margin rate assumptions were based on historical trends and management's cost cutting strategies. The gross margin rate utilized is consistent with rates achieved in fiscal 2025. The production tax credit assumptions were based on the fiscal 2025 level of production credits achieved. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies.

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

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimated related revenue growth rates, royalty rates, and discount rate. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11.0% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The new carrying value for the Varta trade name was $11.6. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

These fair value measurements fell within Level 3 of the fair value hierarchy, see Note 17, Financial Instruments and Risk Management.

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

Changes in the assumptions used to estimate the fair value of the Company's indefinite-lived intangible assets could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, (iii) failure to meet forecasted operating expenses, (iv) increases in the discount rate or (v) changes to production tax credit regulations impacting the Company's ability to claim these credits.

•Goodwill - The Company completes its annual goodwill impairment analysis in the fourth fiscal quarter each year over each of these reporting units. When performing a quantitative analysis the Company estimates the fair value of a reporting unit under the income approach utilizing a discounted cash flow model which incorporates significant estimates and assumptions, including future cash flows driven by revenue and gross margin projections and discount rates reflecting the risk inherent in future cash flows. The Company uses the three-year strategic plan, the annual budget plan for the following fiscal year, and long-term category projections, to determine forecasted cash flows and operating data for the discounted cash flow model. Specifically, revenue growth assumptions are based on historical trends and management’s expectations for future growth by category. Gross margin rate assumptions are based on historical trends and management's cost cutting strategies. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.

In fiscal 2025, the Company completed a qualitative analysis on all four reporting units and no impairments were identified.

In fiscal 2024, the Company completed a qualitative analysis on all four reporting units and no impairments were identified.

In fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Batteries & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2025. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there were no effects of this standard on our consolidated financial statements. The disclosures have been included within Note 9, Segments, of the Notes to Consolidated Financial Statements.

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

Currency Exposure

Our business is conducted on a worldwide basis, with approximately 40% of our sales in fiscal 2025 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, we are subject to currency risks associated with doing business in foreign countries. Currency risk is heightened in areas with political or economic instability such as the Eurozone, Egypt and the Middle East and certain markets in Latin America, such as Argentina. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. The following discussion describes programs in place to mitigate our foreign currency exposure:

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2025 and 2024, Energizer had an unrealized pre-tax loss of $3.9 and $4.6, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2025 levels, over the next twelve months, $3.9 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange gains or losses on the underlying exposures; thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the twelve months ended September 30, 2025 resulted in a gain of $3.3 and was recorded in Other items, net on the Consolidated Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. The Company has in the past and may in the future use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered a hedging program on zinc purchases. This program was determined to be a cash flow hedge and qualified for hedge accounting. Energizer had an unrealized pre-tax gain on the zinc contracts of $1.5 and $4.0 at September 30, 2025 and 2024, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2025, Energizer had variable rate debt outstanding with a principal balance of $871.6 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Credit Facility at September 30, 2025.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable debt of $600.0. The notional value will decrease by $100.0 on December 22, 2025 and by $100.0 each year thereafter until its termination date on December 22, 2027. The notional vale of the swap was $600.0 at September 30, 2025.

The pre-tax gain recognized on this interest rate swap was $25.3 and $39.8 as of September 30, 2025 and 2024, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet. For the year ended September 30, 2025, our weighted average interest rate on variable rate debt was 3.88%.

Highly inflationary Economies and Foreign Currency Exposure

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of September 30, 2025.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018, and remains highly inflationary as of September 30, 2025.

In November 2023, a new president was elected in Argentina who implemented significant economic reform. Upon his inauguration in December 2023, the government devalued the Argentine Peso (ARS) approximately 50%. On December 13, 2023, the ARS exchange rate moved from 367:1 to 800:1 with the USD. The rate remained around this level throughout December, ending December 31, 2023 at a rate of 808:1. The rates have continued to devalue and ended September 30, 2025 at 1370:1. The currency devaluation had a significant impact on the remeasurement of the Company's monetary assets and liabilities during the first quarter of fiscal 2024.

As of September 30, 2023, the Company's assets and liabilities on the Argentina subsidiary's balance sheet translated to USD was $40.1 and $14.7, respectively. The translated asset and liability balances declined to $25.8 and $14.6, respectively, at December 31, 2023, and resulted in an exchange loss of $14.7 in Other items, net during the month of December. The Company does not manufacture in Argentina and is an importer primarily of batteries in this region. As a result, the liability balances included USD denominated debt of $10.3 and $8.8 at December 31, 2023 and September 30, 2023, respectively. In addition to the revaluation, the Company also recorded $6.3 of transactional currency exchange losses in Other items, net during December 2023. The Company also recorded a loss of $1.0 on the purchase and sale of bonds issued by the Argentina Central Bank ("BCRA"), named BOPREALs, which were issued to provide a USD denominated instrument for import companies to pay import debts existing before December 12, 2023, and regulate the flow of reserves from BCRA.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Energizer Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energizer Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2025 and 2024 and the related consolidated statements of earnings and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Trade Promotion Programs

As described in Notes 2 and 20 to the consolidated financial statements, the Company offers a variety of programs, primarily to its retail customers, designed to promote sales of its products. These programs resulted in an allowance for trade promotions of $190.6 million, which is reflected as a reduction in trade receivables, net and $76.1 million of accrued trade promotions within other current liabilities as of September 30, 2025. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. Methodologies for determining these provisions are dependent on specific customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. Energizer accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Customers redeem trade promotions in the form of payments from the accrued trade allowances or invoice credits against trade receivables.

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

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 18, 2025

We have served as the Company’s auditor since 2014.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Dollars in millions, except per share data)

	FOR THE YEARS ENDED SEPTEMBER 30,
Statement of Earnings	2025	2024	2023
Net sales	$2,952.7	$2,887.0	$2,959.7
Cost of products sold	1,720.0	1,782.7	1,835.7
Gross profit	$1,232.7	$1,104.3	$1,124.0
Selling, general and administrative expense	532.4	526.3	489.4
Advertising and sales promotion expense	151.7	143.7	142.3
Research and development expense	32.6	31.6	32.9
Amortization of intangible assets	58.7	58.2	59.4
Impairment of intangible assets	5.9	110.6	—
Interest expense	154.3	155.7	168.7
Loss/(gain) on extinguishment/modification of debt	12.1	2.4	(1.5)
Other items, net	0.9	22.0	57.1
Earnings before income taxes	$284.1	$53.8	$175.7
Income tax provision	45.1	15.7	35.2
Net earnings	$239.0	$38.1	$140.5

Earnings Per Share
Basic net earning per common share	$3.37	$0.53	$1.97
Diluted net earnings per common share	$3.32	$0.52	$1.94

Weighted average shares of common stock - Basic	70.9	71.8	71.5
Weighted average shares of common stock- Diluted	72.0	72.7	72.4

Dividend Per Common Share	$1.20	$1.20	$1.20

Statement of Comprehensive Income
Net earnings	$239.0	$38.1	$140.5
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	(29.0)	(7.1)	(12.0)
Pension activity, net of tax of $(0.4) in 2025, $(0.8) in 2024, and $9.9 in 2023	(3.4)	(3.2)	30.2
Deferred (loss)/gain on hedging activity, net of tax of $(3.8) in 2025, $(10.6) in 2024, and $(3.6) in 2023	(12.6)	(32.6)	(10.6)
Total comprehensive income/(loss)	$194.0	$(4.8)	$148.1

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share count and par values)

	SEPTEMBER 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$236.2	$216.9
Trade receivables, net	404.2	441.3
Inventories	781.2	657.3
Other current assets	257.5	163.4
Total current assets	$1,679.1	$1,478.9
Property, plant and equipment, net	403.0	380.1
Operating lease assets	93.2	94.7
Goodwill	1,051.2	1,046.0
Other intangible assets, net	1,005.5	1,070.9
Deferred tax asset	166.6	145.8
Other assets	158.1	126.0
Total assets	$4,556.7	$4,342.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$8.6	$12.0
Current portion of finance leases	1.5	0.6
Notes payable	13.7	2.1
Accounts payable	402.2	433.1
Current operating lease liabilities	16.2	18.2
Other current liabilities	352.8	353.8
Total current liabilities	$795.0	$819.8
Long-term debt	3,407.9	3,193.0
Operating lease liabilities	84.8	82.4
Deferred tax liability	6.1	8.3
Other liabilities	93.0	103.1
Total liabilities	$4,386.8	$4,206.6
Shareholders' equity
Common stock, $0.01 par value, 77,074,245 shares issued
in both 2025 and 2024	0.8	0.8
Additional paid-in capital	603.5	667.6
Retained earnings/(losses)	87.0	(128.4)
Common stock in treasury, at cost, 8,863,904 and 5,263,833 shares
in 2025 and 2024, respectively	(295.8)	(223.6)
Accumulated other comprehensive loss	(225.6)	(180.6)
Total shareholders' equity	$169.9	$135.8
Total liabilities and shareholders' equity	$4,556.7	$4,342.4

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	FOR THE YEARS ENDED SEPTEMBER 30,
Cash Flow from Operating Activities	2025	2024	2023
Net earnings	$239.0	$38.1	$140.5
Adjustments to reconcile net earnings to net cash flow from operations:
Non-cash integration and restructuring charges	15.5	13.0	7.7
Impairment of intangible assets	5.9	110.6	—
Depreciation and amortization	126.7	120.5	122.7
Deferred income taxes	(16.6)	(43.3)	(38.5)
Share based compensation expense	25.6	23.1	21.8
Loss/(gain) on extinguishment of debt	7.9	2.4	(1.5)
Gain on sale of real estate	—	(4.4)	—
Foreign currency exchange loss included in income	1.6	32.1	17.3
Settlement loss on U.S. pension annuity buy out	—	—	50.2
Non-cash items included in income, net	11.9	17.8	14.6
Production tax credits	(120.9)	—	—
Other, net	(9.3)	(2.2)	(2.7)
Changes in assets and liabilities used in operations, net of acquisitions
Decrease/(increase) in trade receivables, net	32.9	71.8	(80.4)
(Increase)/decrease in inventories	(88.6)	(4.0)	132.3
(Increase)/decrease in other current assets	(12.2)	(0.1)	10.0
(Decrease)/increase in accounts payable	(60.0)	62.2	35.2
Decrease in other current liabilities	(12.3)	(8.0)	(34.0)
Net cash from operating activities	$147.1	$429.6	$395.2
Cash Flow from Investing Activities
Capital expenditures	(83.9)	(97.9)	(56.8)
Proceeds from sale of assets	—	7.3	0.7
Acquisitions, net of cash acquired and working capital settlements	(14.3)	(22.4)	—
Purchase of available-for-sale securities	—	(5.2)	—
Proceeds from sale of available-for-sale securities	—	4.2	—
Net cash used by investing activities	$(98.2)	$(114.0)	$(56.1)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days	698.0	—	—
Payments on debt with maturities greater than 90 days	(523.5)	(200.8)	(222.1)
Net (decrease)/increase in debt with maturities 90 days or less	(0.1)	(6.2)	1.2
Debt issuance costs	(13.6)	(0.9)	—
Premiums paid on extinguishment of debt	(4.9)	—	—
Payment of acquisition indemnification hold back	(0.5)	—	—
Dividends paid on common stock	(87.1)	(87.4)	(86.3)
Common stock purchased	(89.7)	—	—
Taxes paid for withheld share-based payments	(7.7)	(5.0)	(2.2)
Net used by financing activities	$(29.1)	$(300.3)	$(309.4)
Effect of exchange rate changes on cash	(0.5)	(21.7)	(11.7)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$19.3	$(6.4)	$18.0
Cash, cash equivalents, and restricted cash, beginning of period	216.9	223.3	205.3
Cash, cash equivalents, and restricted cash, end of period	$236.2	$216.9	$223.3

The above financial statements should be read in conjunction with the Notes To Consolidated Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)

	Number of Shares		Amount
	Preferred Shares Outstand-ing	Common Shares Outstand-ing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings/(Losses)	Accumulated Other Comprehens-ive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
Balance, September 30, 2022	—	71,270	$—	$0.8	$828.7	$(304.7)	$(145.3)	$(248.9)	$130.6
Net earnings	—	—	—	—	—	140.5	—	—	140.5
Share-based payments	—	—	—	—	22.2	—	—	—	22.2
Activity under stock plans	—	230	—	—	(12.4)	(0.6)	—	10.8	(2.2)
Dividends to common shareholders	—	—	—	—	(88.0)	—	—	—	(88.0)
Other comprehensive income	—	—	—	—	—	—	7.6	—	7.6
Balance, September 30, 2023	—	71,500	$—	$0.8	$750.5	$(164.8)	$(137.7)	$(238.1)	$210.7
Net earnings	—	—	—	—	—	38.1	—	—	38.1
Share-based payments	—	—	—	—	23.5	—	—	—	23.5
Activity under stock plans	—	310	—	—	(17.8)	(1.7)	—	14.5	(5.0)
Dividends to common shareholders	—	—	—	—	(88.6)	—	—	—	(88.6)
Other comprehensive loss	—	—	—	—	—	—	(42.9)	—	(42.9)
Balance, September 30, 2024	—	71,810	$—	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	—	—	239.0	—	—	239.0
Share-based payments	—	—	—	—	26.0	—	—	—	26.0
Common stock purchased, including excise tax of $0.9	—	(4,000)	—	—	—	—	—	(90.6)	(90.6)
Activity under stock plans	—	400	—	—	(23.8)	(2.3)	—	18.4	(7.7)
Dividends to common shareholders	—	—	—	—	(66.3)	(21.3)	—	—	(87.6)
Other comprehensive loss	—	—	—	—	—	—	(45.0)	—	(45.0)
Balance, September 30, 2025	—	68,210	$—	$0.8	$603.5	$87.0	$(225.6)	$(295.8)	$169.9

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

Energizer is also a leading designer and marketer of auto care products in the appearance, fragrance, performance, and air conditioning recharge product categories under the Armor All®, Nu Finish®, Refresh Your Car!®, LEXOL®, Eagle One®, NEVR-DULL®, California Scents®, Driven®, Bahama & Co®, STP®, A/C Pro®, Carnu®, Grand Prix®, Kit®, Tempo® and Centralsul® trademarks.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. At September 30, 2025 and 2024, Energizer had $236.2 and $216.9, respectively, in available cash, 81.6% and 76.6% of which was outside of the U.S., respectively. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our intention is to reinvest these funds indefinitely.

Restricted Cash – The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. There was no restricted cash at September 30, 2025 and 2024.

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of September 30, 2025. Effective July 1, 2018, the financial statements for our Argentina subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of September 30, 2025.

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

Foreign exchange instruments, including currency forwards, are used primarily to reduce cash transaction exposures and to manage other translation exposures. Foreign exchange instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2025 and 2024.

The Company has interest rate risk with respect to interest expense on variable rate debt. The Company has an interest rate swap that fixed the variable benchmark component (SOFR) at an interest rate of 1.042% on variable debt of $600.0. The notional value of the swap will decrease by $100.0 on December 22 each year until its termination date on December 22, 2027. The notional value of the swap was $600.0 at September 30, 2025.

Energizer uses raw materials that are subject to price volatility. The Company may use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of commodities. At September 30, 2025 and 2024, the Company had derivative contracts for the future purchases of zinc.

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

Trade Receivables, net – Trade receivables are stated at their net realizable value. The allowance for trade promotions reflects management's estimate of the amount of trade promotions that customers will take as an invoice reduction, rather than receiving cash payments for the trade allowances earned. See additional discussion on the trade allowances in the revenue recognition discussion further in this note. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Receivables that the Company has factored at September 30, 2025 and 2024 are excluded from the Trade receivables, net balance. Bad debt expense is included in Selling, general and administrative expense (SG&A) in the Consolidated Statements of Earnings and Comprehensive Income.
Trade Receivables, net consists of:

	September 30,
	2025	2024
Trade receivables	$603.1	$636.0
Allowance for trade promotions	(190.6)	(189.0)
Allowance for doubtful accounts	(8.3)	(5.7)
Trade receivables, net	$404.2	$441.3

Trade Receivables Factoring - Energizer enters into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. The Company's credit agreement provides for Receivables Financing in an aggregate principal amount outstanding not to exceed the greater of $245.0 or 35% of EBITDA for the latest four quarters, subject to adjustments as defined within the credit agreement.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

During fiscal years 2025 and 2024, the Company sold $720.9 and $591.4, respectively, of receivables under this program. At September 30, 2025 and 2024, Energizer had $144.4 and $135.4, respectively, of outstanding sold receivables, which are excluded from the Trade receivables, net balance above. The Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and we do not carry any material servicing assets or liabilities. These receivables qualify for sales treatment under ASC 860 Transfers and Servicing, and the proceeds for the sale of these receivables is included in net cash from operating activities in the Consolidated Statement of Cash Flows.

As of September 30, 2025 and 2024 cash from factored receivables collected but not yet due to the bank included in Other current liabilities were $3.5, and $1.3, respectively. Additionally, the fees associated with factoring our receivables were $14.7, $18.3, and $15.7 during the years ended September 30, 2025, 2024, and 2023, respectively. Any discounts and factoring fees related to these receivables are expensed as incurred in the Consolidated Statement of Earnings and Comprehensive Income in SG&A expense.

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

Capitalized Software Costs – Capitalized software costs are included in Other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. For the twelve months ended September 30, 2025, 2024 and 2023, amortization expense was $19.3, $15.5 and $13.6, respectively.

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

Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to twenty-five years for machinery and equipment and three to thirty years for buildings and building improvements. Depreciation expense in 2025, 2024, and 2023 was $49.1, $54.3, and $55.4, respectively, including accelerated depreciation charges of $0.4, $7.5, and $5.7 in 2025, 2024, and 2023, respectively. Accelerated depreciation in fiscal 2025, 2024 and 2023 relates to certain manufacturing assets including property, plant and equipment located at facilities being consolidated as a part of Project Momentum.

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

There were no impairments identified during the fiscal 2025 annual impairment analysis.

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

During the fourth quarter of fiscal 2025, the Company identified an impairment of the definite-lived intangible assets of certain proprietary formulas the Company plans to no longer utilize. The analysis determined the carrying value of the asset group exceeded expected cash flows of the primary asset. As a result, the Company recorded an impairment of $5.9.

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

The Company’s agreements with customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. Revenue is recorded net of the taxes collected on behalf of governmental authorities which are generally included in the price to the customer. Shipping and handling activities are accounted for as contract fulfillment costs and recorded in Cost of products sold ("COGS").

Advertising and Sales Promotion Costs – The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising costs were $110.0, $103.0, and $104.3 for the fiscal years ended September 30, 2025, 2024, 2023, respectively.

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

In determining whether a valuation allowance against the net deferred tax assets are warranted, the Company assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, the conclusion was that it is more likely than not that the Company will generate enough future taxable income to realize the U.S. net deferred tax asset on its balance sheet as of September 30, 2025. The Company will continue to regularly assess the potential for realization of net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may result in a valuation allowance against some or all of the net deferred tax assets, which may materially impact income tax expense in the period if it is determined that these factors have changed.

The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly. The Company's policy on accounting for tax on the global intangible low-taxed income ("GILTI") is to treat the taxes due as a period expense when incurred.

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

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending September 30, 2025 and our interim periods within the fiscal year ending September 30, 2026. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there were no effects of this standard on our consolidated financial statements. The disclosures have been included within Note 9, Segments, of the Notes to Consolidated Financial Statements.

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

The Company aggregates revenue by market, which is determined based on the predominant customer type or sales strategy utilized in the market. The North America sales are generally through large retailers with nationally or regionally recognized brands.

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

Global Professional sales are "business to business" sales and include sales to original equipment manufacturers as well as industrial, medical, office and hearing aid distributors. These sales are evaluated outside of the geographic markets in which they originate. The Net sales for the twelve months ended September 30, 2024 and 2023 were recast to breakout Global Professional Market sales from the previously reported geographic market.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Supplemental product and market information is presented below for revenues from external customers for the twelve months ended September 30, 2025, 2024 and 2023:

	For the Twelve Months Ended September 30,
Net Sales	2025	2024	2023
Batteries	$2,247.4	$2,161.4	$2,233.9
Auto Care	620.0	627.5	614.8
Lights	85.3	98.1	111.0
Total Net Sales	$2,952.7	$2,887.0	$2,959.7

	For the Twelve Months Ended September 30,
Net Sales	2025	2024	2023
North America	$1,649.9	$1,652.2	$1,698.7
Modern Markets	491.8	448.1	445.6
Developing Markets	322.8	329.6	329.3
Distributor Markets	204.7	164.2	169.8
Global Professional	$283.5	$292.9	$316.3
Total Net Sales	$2,952.7	$2,887.0	$2,959.7

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

(4) Acquisitions

APS NV Acquisition - On September 24, 2024 the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions NV ("APS NV") for a contractual purchase price of EUR26.8, to be adjusted for closing net debt and working capital ("APS NV Acquisition"). On May 2, 2025, the Company completed the acquisition and the initial cash consideration transferred was EUR13.3 (USD15.2). On September 19, 2025, the working capital and net debt settlement was finalized and the Company paid an additional EUR1.3 (USD1.5) for a total purchase price of $16.7. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition added net sales of $63.6 and Earnings before income taxes of $2.7 during fiscal 2025.

The APS NV Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table outlines the preliminary purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$2.5
Trade receivables	0.2
Inventories	35.3
Other current assets	6.9
Property, plant and equipment, net	10.0
Operating lease assets	14.6
Deferred tax asset	0.7
Other assets	4.1
Current portion of finance leases	(0.3)
Notes payable	(13.1)
Accounts payable	(18.5)
Current operating lease liabilities	(1.1)
Other current liabilities	(12.3)
Long-term debt	(0.9)
Operating lease liabilities	(13.4)
Other liabilities	(1.9)
Total identified net assets	$12.8
Goodwill	3.9
Net Assets acquired	$16.7

The Company will continue to review the allocation of fair value to assets acquired and liabilities assumed for this acquisition, including income tax considerations. The goodwill acquired in this acquisition is attributable to the value the workforce acquired and was allocated to the Batteries and Lights segment and is not deductible for tax purposes.

Centralsul Acquisition - On May 8, 2024, the Company acquired all the outstanding shares of Centralsul Ltda. ("Centralsul"), an auto appearance and fragrance manufacturer and distributor based in Southern Brazil ("Centralsul Acquisition"), which increased the Company's Auto Care presence in the region. The share purchase agreement ("SPA") included a contractual purchase price of approximately $15, which was adjusted by Centralsul's outstanding debt, an indemnity holdback and working capital adjustments resulting in an initial cash payment of $10.6. The Company finalized the working capital adjustment in fiscal 2025 and paid an additional $0.1. The indemnity holdback is approximately $2 and will be used to satisfy any indemnification claims or will be paid out over a contractual timeline through 2027. The first indemnity holdback payment of $0.5 occurred in the second fiscal quarter of 2025. The SPA includes a potential earnout payment of up to approximately $5, as of the acquisition date, if certain financial metrics are achieved during calendar year 2025. If achieved, the earnout will be paid in the second fiscal quarter of 2026.

The preliminary purchase price of the acquisition including the estimated earnout is $16.5. The Company has allocated the preliminary purchase price to the assets acquired and liabilities assumed, and has preliminarily recognized goodwill of $14.7, which is attributable to the workforce of the acquired business and the established distribution footprint of the Centralsul business in the region. This goodwill has been allocated to the Auto Care segment and is not deductible for tax purposes.

Belgium Acquisition - On October 27, 2023, the Company acquired certain battery manufacturing assets in Belgium from Advanced Power Solutions Belgium NV ("APS Belgium") for a contractual purchase price of EUR3.5 ("Belgium Acquisition"). The Company also acquired certain raw materials from APS Belgium, procured by APS Belgium on the Company's behalf to facilitate the transition, for a total acquisition purchase price of $11.6 (including value added taxes). The Company assumed a building lease and the production employees as part of the acquisition, and acquired these assets to provide a battery manufacturing location in Europe. The Company has recorded $0.7 of goodwill in the Batteries & Lights segment, which is attributable to the workforce acquired. The goodwill is deductible for tax purposes.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Pro Forma Financial Information- Pro forma results for the APS NV, Centralsul and Belgium acquisitions were not considered material and, as such, are not included.

Acquisition and Integration Costs- Acquisition and integration costs incurred during fiscal years 2025 and 2024 relate to the APS NV, Centralsul and Belgium acquisitions. There were no acquisition and integration costs during the twelve months ended September 30, 2023.

Pre-tax acquisition and integration costs were $6.2 for the twelve months ended September 30, 2025, primarily related to legal fees and other costs associated with these acquisitions. Included in the costs were $1.1 for a purchase price earnout adjustment associated with the Centralsul Acquisition.

Pre-tax acquisition and integration costs were $7.2 during the twelve months ended September 30, 2024. Pre-tax costs recorded in Costs of products sold included $3.1. The majority of these costs were recorded in the first fiscal quarter as the Company was awaiting the receipt of the raw materials procured on the Company's behalf by APS Belgium as part of the Belgium Acquisition. These costs were offset by $1.0 from producing inventory for APS Belgium under a transaction services agreement ("TSA") entered into at the closing of the transaction which was recorded in Other items, net. No further income is expected from this TSA. The Company also recorded $5.1 of legal and diligence fees in SG&A related to acquisition and integration activities during the fiscal year.

(5) Restructuring and related items

Project Momentum - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which included an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company.

In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion allowed for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program. Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity had on the Company's battery network.

Through the first three years of Project Momentum, the Company incurred total pre-tax exit-related costs associated with these plans of $215.8 through the end of fiscal 2025.

Project Momentum - Tariff Mitigation & Operational Efficiency Program - During the fourth quarter of 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. The Company plans to achieve this through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS NV manufacturing facility, the redesign and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives. The estimated restructuring and related pre-tax costs associated with this fourth year of the program is expected to be between $35.0 and $40.0 with additional restructuring related costs of $25.0 to $30.0 around US manufacturing efficiency initiatives. Restructuring related costs included through fiscal 2025 were $5.2.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The pre-tax expense for charges related to the restructuring plans and other associated costs during the twelve months ended September 30, 2025, 2024 and 2023 are noted in the table below, and were reflected in COGS, SG&A, and Other items, net on the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
	2025	2024	2023
Costs of products sold
Severance and related benefit costs	$0.1	$2.7	$7.7
Accelerated depreciation and asset write-offs	6.4	11.1	6.2
Other restructuring related costs(1)	22.2	49.1	16.0
Selling, general and administrate expense
Severance and related benefit costs	5.0	4.2	10.7
Accelerated depreciation and asset write-offs	2.8	1.5	1.3
Other restructuring related costs(2)	9.3	14.2	14.7
Other items, net
Gain on sale of assets(3)	—	(4.4)	—
Entity liquidation	2.0	(1.2)	(0.2)
Restructuring Cost Total	$47.8	$77.2	$56.4
IT enablement(4)	15.7	14.5	3.3
US manufacturing efficiency project(5)	5.2	—	—
Total Restructuring and Related Costs	$68.7	$91.7	$59.7
(1) Includes charges primarily related to consulting, equipment decommissioning and relocation costs, environmental investigatory and mitigation costs, and other facility exit costs.
(2) Primarily includes consulting, real estate rationalization costs, environmental cleanup, contract termination costs and legal fees for the restructuring program.
(3) Gain on sale of assets relates to the sale of two facilities, in Fennimore, WI and the Dominican Republic, during fiscal year 2024.
(4) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which are enabling the Company to complete restructuring initiatives and a non-cash impairment of capitalized software. Costs are included in SG&A in the Consolidated Statement of Earnings and Comprehensive Income.
(5) Relates to initiatives to optimize the Company's cost structure and operational efficiency in the US as we exit less efficient production lines and reinvest in the expansion of US manufacturing production. These restructuring related costs are recorded in COGS.

Although the Company's restructuring and related costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring costs noted above for fiscal 2025 would have been included in our Batteries & Lights and Auto Care segments in the amount of $60.2 and $8.5, respectively. The restructuring costs noted above for fiscal year 2024 would have been included in our Batteries & Lights and Auto Care segments in the amount of $87.0 and $4.7, respectively. The restructuring costs noted above for fiscal year 2023 would have been incurred within our Batteries & Lights and Auto Care segments in the amount of $52.7 and $7.0, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table summarizes the activity related to the restructuring activity for the twelve Months Ended September 30, 2025 and 2024:

			Utilized
	September 30, 2023 (1)	Charge to Income	Cash	Non-Cash	September 30, 2024 (1)
Severance & termination related costs	$15.4	$6.9	$15.1	$—	$7.2
Accelerated depreciation & asset write-offs	—	12.6	—	12.6	—
Other restructuring related costs	3.3	57.7	46.7	1.9	12.4
IT enablement	0.9	14.5	13.0	0.3	2.1
Restructuring Accrual	$19.6	$91.7	$74.8	$14.8	$21.7

			Utilized
	September 30, 2024 (1)	Charge to Income	Cash	Non-Cash	September 30, 2025 (1)
Severance & termination related costs	$7.2	$5.1	$4.8	$—	$7.5
Accelerated depreciation & asset write-offs	—	9.2	—	9.2	—
Other restructuring related costs	12.4	33.5	42.9	2.1	0.9
IT enablement	2.1	15.7	15.3	2.2	0.3
US manufacturing efficiency project	—	5.2	4.6	0.6	—
Restructuring Accrual	$21.7	$68.7	$67.6	$14.1	$8.7
(1) At September 30, 2025 and 2024, the restructuring reserve is recorded on the Consolidated Balance Sheet in Other current liabilities and Other long term liabilities. Refer to Note 20, Supplemental Financial Statement Information for additional details.

(6) Income Taxes

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

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during fiscal 2025 and recognized an estimated $120.9 reduction to COGS within the Consolidated Statement of Income for the tax credit on production and sales retroactive to January 1, 2023. The credit was also reflected on the Consolidated Balance Sheet as a reduction of income tax payable within Other current liabilities and any credit generated in excess of those liabilities is reflected in Other current assets or Other assets depending on the estimated timing of the refund or future utilization. The credit recognized in the twelve months ended September 30, 2025 included an estimated $41.6 for the credit related to fiscal 2025 production and an additional $79.3 credit for fiscal 2023 and 2024 production since the effective date of the IRA, January 1, 2023. Subsequent to September 30, 2025, the Company received the fiscal 2024 refund including the production credit from that year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The provisions for income taxes consisted of the following:

	For the Years Ended September 30,
	2025	2024	2023
Current:
United States - Federal	$4.9	$10.7	$14.4
State	3.0	1.8	5.3
Foreign	53.8	46.5	54.0
Total current	$61.7	$59.0	$73.7
Deferred:
United States - Federal	(12.3)	(43.9)	(34.8)
State	0.4	(5.2)	(4.5)
Foreign	(4.7)	5.8	0.8
Total deferred	$(16.6)	$(43.3)	$(38.5)
Provision for income taxes	$45.1	$15.7	$35.2

The source of pre-tax earnings was:

	For the Years Ended September 30,
	2025	2024	2023
United States	$91.5	$(177.7)	$(105.3)
Foreign	192.6	231.5	281.0
Pre-tax earnings	$284.1	$53.8	$175.7

A reconciliation of income tax provision with the amounts computed at the statutory federal income tax rate follows:

	For the Years Ended September 30,
	2025		2024		2023
Computed tax at federal statutory rate	$59.7	21.0%	$11.3	21.0%	$36.9	21.0%
State income taxes, net of federal tax benefit	2.7	1.0	(2.2)	(4.1)	(0.6)	(0.3)
Foreign rate differential	8.0	2.8	2.3	4.3	(4.2)	(2.4)
Adjustments to prior years' tax accruals	(2.4)	(0.8)	(1.1)	(2.0)	3.1	1.8
Other taxes including repatriation of foreign earnings and GILTI	2.0	0.7	4.7	8.7	2.5	1.4
Tax credits and incentives	(25.4)	(8.9)	—	—	(2.1)	(1.2)
Uncertain tax positions	(3.5)	(1.2)	(2.3)	(4.3)	(3.2)	(1.8)
Other, net	4.0	1.3	3.0	5.6	2.8	1.5
Total	$45.1	15.9%	$15.7	29.2%	$35.2	20.0%

In fiscal 2025, the Company claimed production tax credits under Section 45X related to batteries and battery components. The Company was granted a foreign tax incentive providing for a reduced tax rate on profits related to certain battery productions which expired in March 2023.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The deferred tax assets and deferred tax liabilities at the end of each year are as follows:

	September 30,
	2025	2024
Deferred tax assets:
Accrued liabilities	$46.4	$46.0
Deferred and stock-related compensation	10.3	10.2
Tax loss carryforwards and tax credits	22.6	23.7
Intangible assets	2.1	1.7
Pension plans	7.4	7.6
Inventory differences and other tax assets	30.5	25.9
Operating leases	23.4	24.0
Interest expense limited under Sec 163j	160.9	138.7
Gross deferred tax assets	303.6	277.8
Deferred tax liabilities:
Depreciation and property differences	(25.6)	(24.6)
Intangible assets	(75.5)	(68.4)
Operating leases	(22.3)	(23.3)
Other tax liabilities	(11.3)	(14.6)
Gross deferred tax liabilities	(134.7)	(130.9)
Valuation allowance	(8.4)	(9.4)
Net deferred tax assets	$160.5	$137.5

Future expirations of tax loss carryforwards and tax credits, if not utilized, are $4.4 between fiscal years 2026 and 2028 at September 30, 2025. In addition, there are $9.8 of tax loss carryforwards and credits with no expiration at September 30, 2025. The valuation allowance is primarily attributed to tax loss carryforwards and tax credits outside the U.S.

In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is zero or very minimal. No provision has been provided for taxes that would result upon repatriation of our foreign investments to the United States. At September 30, 2025, approximately $1,453 of basis differential in our investment in foreign affiliates was considered indefinitely invested in those businesses. We estimate that the U.S. federal income tax liability that could potentially arise if indefinitely invested basis of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practicable to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, we estimate the potential U.S. tax may be in excess of $305, if all unrealized basis differences were repatriated assuming foreign cash was available to do so.

The unrecognized tax benefits activity is summarized below:

	For the Years Ended September 30,
	2025	2024	2023
Unrecognized tax benefits, beginning of year	$5.2	$7.1	$9.2
Additions based on current year tax positions and acquisitions	0.1	0.1	—
Settlements with taxing authorities/statute expirations	(2.8)	(2.0)	(2.1)
Unrecognized tax benefits, end of year	$2.5	$5.2	$7.1

Included in the unrecognized tax benefits noted above are $2.5 of uncertain tax positions that would affect Energizer’s effective tax rate, if recognized. Energizer does not expect any significant increases or decreases to their unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Energizer classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. Energizer has accrued $0.7 of interest (net of the deferred tax asset of less than $0.1) and no penalties at September 30, 2025, $0.9 of interest (net of the deferred tax asset of $0.1) and penalties of $0.5 at September 30, 2024, and $2.2 of interest (net of the deferred tax asset of $0.2) and penalties of $0.9 at September 30, 2023. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount expected to be taken in the Company's tax return.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where Energizer has operations. U.S. federal, state and local income tax returns for tax years ended September 30, 2022 and after remain subject to examination by the Internal Revenue Service. There are open examinations in the U.S. and at some of the foreign entities and the status of income tax examinations varies by jurisdiction. At this time, Energizer does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into U.S. law, which primarily modified tax provisions from the 2017 Tax Cuts and Jobs Act that include but are not limited to the deduction of U.S.-based research expenditures, the deduction of interest expense, the deduction for foreign-derived intangible income, the tax and related foreign tax credit on GILTI, and the base-erosion anti-abuse tax.

There is no impact of enacted legislation effective for fiscal 2025. The other provisions within the OBBBA have staggered effective dates to be phased in between fiscal years 2026 and 2027, and the Company continues to evaluate the future impact of these provisions.

(7) Share-Based Payments

The Board of Directors adopted the Energizer Holdings, Inc. Equity Incentive Plan ("2015 Plan") on July 1, 2015. Under the terms of the 2015 Plan, stock options, restricted stock awards, restricted stock equivalents, stock appreciation rights and performance-based stock awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2015 Plan reserved 10 million shares of common stock for issuance under that plan.

On January 27, 2020, the Company’s shareholders approved the Energizer Holdings, Inc. Omnibus Incentive Plan ("2020 Plan"). The 2020 Plan replaced and superseded the 2015 Plan for new grants, though the terms of the 2015 Plan will continue to govern all awards granted under that plan. Under the 2020 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based and performance-based), other stock awards and cash-based awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2020 Plan reserved 6.5 million shares for issuance under that plan as well as the shares that were still available for issuance under the 2015 Plan.

On January 30, 2023, the Company’s shareholders approved the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan ("2023 Plan"). The 2023 Plan replaced and superseded the 2020 Plan for new grants, though the terms of the 2020 Plan will continue to govern all awards granted under that plan. Under the 2023 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (time-based and performance-based), other stock awards and cash-based awards may be granted to directors, officers, consultants, advisors and employees of the Company. The 2023 Plan authorized 4.3 million shares for issuance under that plan as well as the shares that were still available for issuance under the 2020 Plan.

At September 30, 2025, there were 6.1 million shares available for future awards under the 2023 Plan.

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $26.0, $23.5, $22.2 for the years ended September 30, 2025, 2024 and 2023, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income for share-based compensation arrangements was $3.7, $3.5 and $3.5 for the years ended September 30, 2025, 2024 and 2023, respectively.

Restricted Stock Units ("RSU")

In November 2021, the Company granted RSU awards to a group of key employees of approximately 140,000 shares that vest ratably over four years. The closing stock price on the date of the grant was $38.75.

In November 2022, the Company granted RSU awards to a group of key employees of approximately 391,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 138,000 shares that vest on the third anniversary of the date of grant. In addition, the Company granted approximately 322,000 performance shares to a group of key executives that will vest subject to two performance requirements. Half of the awards will vest based on meeting target

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

amounts for cumulative adjusted earnings per share and the other half will vest based on TSR metrics compared to the Company's performance peer group over the three year performance period. These performance measures are equally weighted with the maximum award payout of approximately 644,000 shares. The closing stock price on the date of the grant used to determine the award fair value for the cumulative adjusted earnings per share portion of the award was $29.23.

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

The portion of the November 2024, 2023, and 2022 performance awards that are contingent upon achievement of the TSR have a 53.4%, 47.6% and 53.7% fair value premium, respectively, added to the closing stock price on the date of the grant based on a simulation of outcomes under a Monte Carlo valuation model. The assumptions for the valuation of TSR performance shares granted during the year ended September 30, 2025, 2024, and 2023 are summarized in the table below:

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Expected term (in years)	3.0	3.0	3.0
Expected volatility	30.1%	31.3%	41.1%
Expected dividend rate	3.7%	3.6%	4.1%
Expected risk-free rate	4.1%	4.7%	4.6%
Fair value of TSR award at grant	$50.02	$49.56	$44.92

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

The following table summarizes the Company's RSU activity (including performance awards at stretch) during the current fiscal year (shares in millions):

	Shares	Weighted-Average Grant Date Estimated Fair Value per Share
Nonvested RSU at October 1, 2024	2.8	$38.75
Granted	1.0	$37.15
Vested	(0.6)	$36.55
Cancelled	(0.4)	$37.83
Nonvested RSU at September 30, 2025	2.8	$34.24

As of September 30, 2025, there was an estimated $33.1 of total unrecognized compensation costs related to the outstanding RSU awards, which will be recognized over a weighted-average period of 1.1 years. The weighted average estimated fair value for RSU awards granted was $38.5, $37.4, and $40.8 for September 30, 2025, 2024 and 2023, respectively. The estimated fair value of RSU awards that vested was $22.7, $17.9, and $10.6 in fiscal 2025, 2024 and 2023, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Subsequent to year-end, in November 2025, the Company granted RSU awards to a group of key employees of approximately 460,000 shares that vest ratably over four years and granted RSU awards to a group of key executives of approximately 280,000 shares that vest ratably over three years. In addition, the Company granted approximately 280,000 performance shares to a group of key executives that will vest subject to meeting certain performance metrics over the three year performance period. The maximum award payout is approximately 560,000 shares. The closing stock price on the date of the grant used to determine the award fair value was $23.82.

(8) Earnings per share

Basic net earnings per share is based on the average number of common shares outstanding during the period. Diluted net earnings per share is based on the average number of shares used for the basic net earnings per share calculation, adjusted for the dilutive effect of RSU, performance shares and deferred compensation equity plan.

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2025, 2024 and 2023:

	For the Years Ended September 30,
(in millions, except per share data)	2025	2024	2023
Basic earnings per share
Net earnings	$239.0	$38.1	$140.5

Weighted average common shares outstanding - basic	70.9	71.8	71.5
Basic net earnings per common share	$3.37	$0.53	$1.97

Diluted earnings per share
Weighted average common shares outstanding - basic	70.9	71.8	71.5
Effect of dilutive restricted stock units	0.4	0.4	0.4
Effect of dilutive performance shares	0.7	0.5	0.5
Weighted average common shares outstanding - diluted	72.0	72.7	72.4
Diluted net earnings per common share	$3.32	$0.52	$1.94

For the year ended September 30, 2025, 0.3 million outstanding RSU were anti-dilutive and excluded from net earnings per share calculations. Performance based restricted units of 1.0 million were excluded from the diluted weighted average shares outstanding calculation as the performance targets for those shares had not been achieved as of the end of the current period.

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(9) Segments

The Company's segments are two product groupings, Batteries & Lights and Auto Care. The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), allocates resources to develop and execute global strategies to drive growth and profitability. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), restructuring and related charges, network transition costs, acquisition and integration activities, FY23 & FY24 production credits, a litigation matter, and other items determined to be corporate in nature. Financial items, such as interest income and expense, loss/(gain) on extinguishment/modification of debt, December 2023 Argentina economic reform and the settlement loss on U.S. pension annuity buy out are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles and impairment of intangible assets from segments as these are non-cash items related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the fiscal years ended September 30, 2025, 2024, and 2023 are presented below, as well as the reconciliation from segment profit to Earnings before income taxes:

	For the Year Ended September 30, 2025
	Batteries & Lights	Auto Care	Total
Net Sales	$2,332.7	$620.0	$2,952.7
Significant segment expenses (1)
Segment Cost of products sold	1,356.8	387.2	1,744.0
Segment Advertising and promotion expense	108.7	43.0	151.7
Other segment items (2)	325.0	84.2	409.2
Segment profit	$542.2	$105.6	$647.8
General corporate and other expenses (3)			(118.9)
Restructuring and related costs (4)			(68.7)
Network transition costs (5)			(19.7)
Acquisition and integration costs (6)			(6.2)
Amortization of intangible assets			(58.7)
Impairment of intangibles			(5.9)
FY23 & FY24 production credits (7)			78.0
Litigation matter (8)			1.7
Interest expense			(154.3)
Loss on extinguishment/modification of debt			(12.1)
Other items, net - adjusted (9)			1.1
Total earnings before income taxes			$284.1

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	For the Year Ended September 30, 2024
	Batteries & Lights	Auto Care	Total
Net Sales	$2,259.5	$627.5	$2,887.0
Significant segment expenses (1)
Segment Cost of products sold	1,295.1	409.9	1,705.0
Segment Advertising and promotion expense	102.9	40.8	143.7
Other segment items (2)	306.7	82.7	389.4
Segment profit	$554.8	$94.1	$648.9
General corporate and other expenses (3)			(115.3)
Restructuring and related costs (4)			(91.7)
Network transition costs (5)			(11.7)
Acquisition and integration costs (6)			(7.2)
Amortization of intangible assets			(58.2)
Impairment of intangible assets			(110.6)
Litigation matter (8)			(13.7)
Interest expense			(155.7)
Loss on extinguishment/modification of debt			(2.4)
December 2023 Argentina economic reform (10)			(22.0)
Other items, net - adjusted (9)			(6.6)
Total earnings before income taxes			$53.8

	For the Year Ended September 30, 2023
	Batteries & Lights	Auto Care	Total
Net Sales	$2,344.9	$614.8	$2,959.7
Significant segment expenses (1)
Segment Cost of products sold	1,383.0	422.8	1,805.8
Segment Advertising and promotion expense	104.9	37.4	142.3
Other segment items (2)	305.5	79.6	385.1
Segment profit	$551.5	$75.0	$626.5
General corporate and other expenses (3)			(107.2)
Restructuring and related costs (4)			(59.7)
Amortization of intangible assets			(59.4)
Interest expense			(168.7)
Gain on extinguishment/modification of debt			1.5
Settlement loss on U.S. pension annuity buy out (11)			(50.2)
Other items, net - adjusted (9)			(7.1)
Total earnings before income taxes			$175.7

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other segment items includes Research & development and segment SG&A.
(3) Recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(4) Restructuring and related costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Restructuring and related costs	2025	2024	2023
COGS - Restructuring	$28.6	$62.9	$29.9
COGS - US operating efficiency project	5.2	—	—
SG&A - Restructuring	17.2	19.9	26.7
SG&A - IT Enablement	15.7	14.5	3.3
Other items, net	2.0	(5.6)	(0.2)
Total Restructuring and related costs	$68.7	$91.7	$59.7

(5) This represents incremental network transition costs, primarily related to freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in COGS on the Consolidated Statement of Earnings and Comprehensive Income.
(6) Acquisition and integration costs were included in the following lines in the Consolidated Statement of Earnings and Comprehensive Income:

	For the Years Ended September 30,
Acquisition and related costs	2025	2024	2023
COGS	$0.5	$3.1	$—
SG&A	5.7	5.1	—
Other items, net	—	(1.0)	—
Total Acquisition and integration costs	$6.2	$7.2	$—

(7) This represents the production credits the Company can claim for FY23 & FY24 production. The Company received reasonable assurance to claim these credits during fiscal year 2025 and recorded the full impact of these credits since the effective date of January 1, 2023 in COGS on the Consolidated Statement of Earnings. See additional discussion over these production credits in the Note 6, Income taxes.
(8) Litigation matter relates to a September 2024 Swiss court judgment against the Company which has now been resolved.
(9) Below is the reconciliation of Other items, net as reflected on the Consolidated Statement of Earnings to the adjusted amount included in the table above:

	For the Years Ended September 30,
	2025	2024	2023
Other items, net	$0.9	$22.0	$57.1
Restructuring and related costs (4 above)	2.0	(5.6)	(0.2)
Acquisition and integration (6 above)	—	(1.0)	—
December 2023 Argentina Economic Reform (10 below)	—	22.0	—
Settlement loss on US pension annuity buy out (11 below)	—	—	50.2
Other items, net - adjusted	$(1.1)	$6.6	$7.1

(10) During December 2023, a new president was inaugurated in Argentina bringing significant economic reform to the country including devaluing the Argentine Peso by 50% in the month of December ("December 2023 Argentina Reform"). As a result of this reform and devaluation, the Company recorded $22.0 of exchange and related losses during fiscal 2024 in Other items, net on the Consolidated Statement of Earnings.
(11) The Settlement loss is due to the execution of a partial retiree annuity buy out on the U.S. pension plan in the fourth quarter of fiscal 2023. This charge is included in Other items, net in the Consolidated Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Corporate assets shown in the following table include cash, all financial instruments, pension assets and tax asset balances that are managed outside of operating segments.

	September 30,
Total Assets	2025	2024
Batteries & Lights	$1,631.0	$1,421.1
Auto Care	382.3	352.7
Total segment assets	$2,013.3	$1,773.8
Corporate	486.7	451.7
Goodwill and other intangible assets, net	2,056.7	2,116.9
Total assets	$4,556.7	$4,342.4

	September 30,
Long-Lived Assets	2025	2024
United States	$589.7	$543.8
Singapore	41.8	42.1
Indonesia	39.2	41.3
United Kingdom	54.0	55.4
Other International	96.2	64.0
Total long-lived assets excluding goodwill and intangibles	$820.9	$746.6

Capital expenditures and depreciation and amortization by segment for the years ended September 30 are as follows:

	For the Years Ended September 30,
Capital Expenditures	2025	2024	2023
Batteries & Lights	$78.8	$84.9	$47.8
Auto Care	5.1	13.0	9.0
Total segment capital expenditures	$83.9	$97.9	$56.8
Depreciation and Amortization
Batteries & Lights	$54.9	$50.3	$52.2
Auto Care	13.1	12.0	11.1
Total segment depreciation and amortization	68.0	62.3	63.3
Amortization of intangible assets	58.7	58.2	59.4
Total depreciation and amortization	$126.7	$120.5	$122.7

Geographic segment information for the years ended September 30 are as follows:

	For the Years Ended September 30,
Net Sales to Customers	2025	2024	2023
United States	$1,719.5	$1,706.3	$1,751.1
International	1,233.2	1,180.7	1,208.6
Total net sales	$2,952.7	$2,887.0	$2,959.7

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

As of September 30, 2025 and 2024 the amounts for leases included on our Consolidated Balance Sheet include:

Balance Sheet Location	September 30, 2025	September 30, 2024
Operating Leases:
Operating lease assets	$93.2	$94.7

Operating lease liabilities - current	16.2	18.2
Operating lease liabilities	84.8	82.4
Total Operating Lease Liabilities	$101.0	$100.6

Weighted-average remaining lease term (in years)	16.4	16.1
Weighted-average discount rate	3.9%	4.0%

Finance Leases:
Property, plant and equipment, net	$45.5	$46.0

Current portion of finance leases	1.5	0.6
Long-term debt	48.8	48.6
Total Finance Lease Liabilities	$50.3	$49.2

Weighted Average remaining lease term (in years)	18.7	20.0
Weighted-average discount rate	6.2%	6.2%

The following table presents the components of lease expense:

	For the Years Ended September 30,
	2025	2024	2023
Operating lease costs	$22.2	$20.6	$19.9
Finance lease costs:
Amortization of assets	2.7	2.2	1.2
Interest on lease liabilities	3.0	3.0	2.1
Variable lease costs	3.7	1.2	1.3
Total lease costs	$31.6	$27.0	$24.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Supplemental cash and non-cash information related to leases:

	For the Years Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.6	$22.0	$20.5
Operating cash flows from finance leases	2.9	3.0	2.1
Financing cash flows from finance leases	1.2	1.0	0.3
Non-cash increase in lease assets and lease liabilities:
Operating leases (1)	$19.3	$11.4	$13.0

(1) The fiscal 2025 increase in operating lease assets and liabilities was primarily driven by new operating leases that were acquired as part of the APS NV Acquisition (See Note 4, Acquisitions, for additional information), as well as other normal lease activity occurring through the normal course of business. The fiscal 2024 increase in operating lease assets and liabilities was primarily related to the headquarters relocation in St. Louis, MO, as well as other normal lease activity occurring through normal course of business. The fiscal 2023 increase in operating lease assets and liabilities was primarily driven by the Project Momentum network reorganization and real estate optimization programs, as well as normal lease renewals occurring through normal course of business.

Minimum lease payments under operating and finance leases with non-cancellable terms in excess of one year as of September 30, 2025 are as follows:

	Operating Leases	Finance Leases
2026	$19.7	$4.6
2027	13.5	4.6
2028	12.5	4.7
2029	11.7	4.4
2030	9.0	4.3
Thereafter	79.2	66.4
Total lease payments	145.6	89.0

Less: Imputed interest	(44.6)	(38.7)
Present value of lease liabilities	$101.0	$50.3

(11) Goodwill and intangible assets

The following table sets forth goodwill by segment and represents the change in the carrying amount of goodwill at September 30, 2025 and 2024:

	Batteries & Lights	Auto Care	Total
Balance at September 30, 2023	$882.0	$134.2	$1,016.2
Belgium Acquisition	0.7	—	0.7
Centralsul Acquisition	—	14.6	14.6
Cumulative translation adjustment	15.2	(0.7)	14.5
Balance at September 30, 2024	$897.9	$148.1	$1,046.0
APS NV Acquisition	3.9	—	3.9
Centralsul Acquisition	—	0.1	0.1
Cumulative translation adjustment	0.9	0.3	1.2
Balance at September 30, 2025	$902.7	$148.5	$1,051.2

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

During fiscal 2025 and 2024, the Company completed a qualitative analysis over all goodwill reporting units. No impairments were identified.

During fiscal 2023, the Company completed a quantitative analysis on the Auto Care North America reporting unit and a qualitative analysis over the Batteries & Lights reporting units. No impairments were identified and the Auto Care North America reporting unit's fair value exceed its carrying value by more than 20%. There was no goodwill in the Auto Care International reporting unit.

Indefinite-lived Intangible Asset Annual Impairment Analysis

During the fourth quarter of each fiscal year, or more frequently if facts and circumstances indicate impairment, the Company completes impairment testing on indefinite-lived intangible assets other than goodwill, which are trademarks/brand names used in the various battery, auto care and lighting product categories.

For fiscal 2025, a quantitative assessment was performed over the Rayovac trade names due to the prior year impairment, and a qualitative assessment was performed over the Energizer, Eveready and Armor All trade names. No impairments were identified.

For Rayovac, the fair value of the trade name exceeded its carrying value of $337.0 by approximately 17%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, forecasted production credits and discount rate. The projections for the Rayovac fair value model were generated using the brand's historical performance and long-term category projections to determine forecasted cash flows and operating data. Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future category trends. Gross margin rate assumptions were based on historical trends and management's cost cutting strategies. The gross margin rate utilized is consistent with rates achieved in fiscal 2025. The production credit assumptions were based on the fiscal 2025 level of production credits achieved. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies.

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

The quantitative estimated fair value of the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the brand's historical performance and long-term category projections to determine forecasted cash flows and operating data.
Specifically, revenue growth assumptions were based on historical trends and management’s expectations for future growth of the category. Gross margin rate assumptions were based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. Operating expenses were based on historical trends. The discount rate used in the trade name fair value estimate was 11.5% and was based on a weighted-average cost of capital utilizing industry market data of

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

similar companies. The new carrying value for the Rayovac trade name was $337.0 as of the date of the impairment and remained there at September 30, 2025.

The quantitative estimated fair value of the Varta trade name was determined using the relief from royalty model, which requires significant assumptions, including estimates related to revenue growth rates, royalty rates, and discount rate. The revenue projections for the Varta fair value model were based on the brand's historical performance and long-term category projections. Royalty rate assumptions were determined based on branded profit levels and research of external royalty rates by third-party experts. The discount rate used in the trade name fair value estimate was 11% and was based on a weighted-average cost of capital utilizing industry market data of similar companies. The updated carrying value for the Varta trade name was $11.6. Following the impairment, the Varta trade name was converted to a definite lived intangible asset with a 15 year useful life. The conversion increased annual amortization by approximately $0.8.

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

For Rayovac, the fair value of the trade name exceeded its carrying value of $422.2 by approximately 5%. The quantitative estimate of fair value for the Rayovac trade name was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates related to revenue growth rates, gross margin rates, operating expenses (SG&A, R&D, and A&P) and discount rate. The projections for the Rayovac fair value model were generated using the Company’s three-year strategic plan, the Company's annual budget plan for fiscal 2024, and long-term category projections, to determine forecasted cash flows and operating data. Specifically, the revenue growth assumption was based on historical trends and management’s expectations for future category trends. The gross margin rate assumption was based on historical trends, management's cost cutting strategies, and a market place participant's production capabilities. The gross margin rate utilized was consistent with rates achieved in fiscal 2023. Operating expenses are based on historical trends and management's annual budget plan for fiscal 2024, as well as long-term operating and advertising strategies. The discount rate used was based on a weighted-average cost of capital utilizing industry market data of similar companies.

Changes in the assumptions used to estimate the fair value of the Company's indefinite-lived intangible assets could result in impairment charges in future periods, which could be material. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in material impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) failure to achieve cost cutting and margin improvement initiatives the Company is implementing, (iii) failure to meet forecasted operating expenses, (iv) increases in the discount rate or (v) changes to production credit regulations impacting the Company's ability to claim these credits.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total intangible assets at September 30, 2025 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.0	$(46.4)	$—	$108.6
Customer Relationships	395.0	(193.3)	(0.6)	201.1
Patents	34.5	(23.3)	—	11.2
Proprietary technology	172.5	(135.0)	—	37.5
Proprietary formulas	29.2	(17.6)	(5.3)	6.3
Total amortizable intangible assets	$786.2	$(415.6)	$(5.9)	$364.7
Trademarks and trade names - indefinite lived	640.8	—	—	640.8
Total Other intangible assets, net	$1,427.0	$(415.6)	$(5.9)	$1,005.5

Total intangible assets at September 30, 2024 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.0	$(37.8)	$—	$117.2
Customer Relationships	395.0	(166.8)	—	228.2
Patents	34.5	(21.0)	—	13.5
Proprietary technology	172.5	(117.5)	—	55.0
Proprietary formulas	29.2	(13.8)	—	15.4
Total amortizable intangible assets	$786.2	$(356.9)	$—	$429.3
Trademarks and trade names - indefinite lived	641.6	—	—	641.6
Total Other intangible assets, net	$1,427.8	$(356.9)	$—	$1,070.9

During the fourth quarter of fiscal 2025, the Company identified an impairment of the definite-lived intangible assets of certain proprietary formulas the Company plans to no longer utilize.

The indefinite lived intangible asset balance difference between the periods is driven by currency adjustments.

Amortizable intangible assets, with a weighted average remaining life of 9.8 years, are amortized on a straight-line basis over expected lives of 4 to 25 years. Amortization expense for intangible assets totaled $58.7, $58.2, and $59.4 for the twelve months ended September 30, 2025, 2024 and 2023, respectively.

Estimated amortization expense for amortizable intangible assets at September 30, 2025 are as follows:

Estimated amortization expense
2026	$51.6
2027	49.9
2028	47.1
2029	39.9
2030	36.0
Thereafter	140.2
Estimated future amortization expense	$364.7

(12) Supply Chain Financing

The Company has a voluntary Supplier Financing Program ("the program") in collaboration with certain financial institutions that offers participating suppliers access to a third-party service which allows them to view scheduled payments online and enables them the ability to request payment of their invoices from the financial institutions earlier than the negotiated terms with the Company. The Company is not a party to the negotiations or agreements reached between participating suppliers and third-party financial institutions. The Company's obligations, including the amounts due and payment terms, remain unaffected by our suppliers’ decision to participate in the program. The Company does not provide any form of guarantee or assume any liability in connection with the agreements between our suppliers and the third-party financial institutions involved in the program. As of September 30, 2025 and 2024, the Company had $45.1 and $52.5, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated Balance Sheet.

The rollforward of the Company's outstanding obligations confirmed as valid under the program for the fiscal year ended September 30, 2025 is as follows:

Total
Confirmed obligation as of September 30, 2024	$52.5
Confirmed invoice additions	309.9
Confirmed invoices paid	(317.3)
Confirmed obligation as of September 30, 2025	$45.1

(13) Debt

The detail of long-term debt was as follows:

	September 30,
	2025	2024
Senior Secured Term Loan Facility due 2027	$—	$782.0
Senior Secured Term Loan Facility due 2032	857.9	—
6.500% Senior Notes due 2027	—	300.0
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	762.7	723.8
6.00% Senior Notes due 2033	400.0	—
Finance lease obligations	50.3	49.2
Total long-term debt, including current maturities	$3,445.9	$3,230.0
Less current portion	(10.1)	(12.6)
Less unamortized debt discount and debt issuance fees	(27.9)	(24.4)
Total long-term debt	$3,407.9	$3,193.0
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - In December 2020, the Company entered into a Credit Agreement (Credit Agreement) which provided for a 5-year $400.0 revolving credit facility (2020 Revolving Facility) and a $1,200.0 Term Loan (2027 Term Loan) due December 2027. On December 31, 2021, the Company amended the Credit Agreement to increase the 2020 Revolving Facility to $500.0. In fiscal 2024 and 2023, the Company made early payments on the 2027 Term Loan resulting in an ending 2027 Term Loan balance of $782.0 and a Loss on extinguishment of debt of $2.4 and $1.6, respectively.

In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and the Company paid debt issuance costs of $8.0. In September 2025, the Company completed a $100.0 add-on to the existing Term Loan due in 2032. The proceeds were utilized to repay a portion of the debt outstanding on the Revolving Facility. On the Consolidated Statement of Cash Flows, the financing cash inflows and outflows associated with these transactions were determined on a lender-by-lender basis for the Term Loan. The amended and new Term Loan entered into during fiscal 2025 resulted in a net loss on extinguishment/modification of debt for the year of $5.2. Subsequent to September 30, 2025, the Company paid down approximately $80.0 of outstanding debt.

Borrowings under the Term Loan require quarterly principal payments of 0.25% of the original principal balance, or $2.2. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, SOFR or the Base Rate (as defined) plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants.

As of September 30, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available as of September 30, 2025. As of September 30, 2025 and September 30, 2024, our weighted average interest rate on short-term borrowings was 4.4% and 7.3%, respectively.

Senior Notes

In September 2025, the Company completed a bond offering for $400.0 Senior Notes due in 2033 at 6.00%. The proceeds from this offering were used to redeem the $300 6.50% Senior Notes due in 2027 and repay a portion of the indebtedness outstanding under the Revolving Facility. The Company paid a premium of $4.9 related to the redemption of the bonds. This resulted in a net loss on extinguishment of debt of $6.8. The total loss on extinguishment/modification of debt resulting from the Senior Note and Term Loan fiscal 2025 activity was $12.1 recorded on the Consolidated Statement of Earnings and Comprehensive Income. The Company paid debt issuance costs of $5.6 on this transaction resulting in total debt issuance fees paid in fiscal 2025 of $13.6 on the Consolidated Statement of Cash Flows.

The 2033 Notes were sold to qualified institutional buyers and will not be registered under federal or applicable state securities laws. Interest is payable semi annually in March and September. The 2033 Notes are jointly and severally guaranteed on an unsecured basis by certain of the Company's domestic restricted subsidiaries that guarantee indebtedness of the Company under its Credit Agreement.

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

Interest Rate Swaps - The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt. The notional value was $700.0 through December 22, 2024. The notional value decreased by $100.0 in December 2024 and will continue to decrease by $100.0 each year in December until its termination date on December 22, 2027. As of September 30, 2025, the notional value is $600.0.

Notes Payable - The notes payable balance was $13.7 at September 30, 2025 and $2.1 at September 30, 2024. The balances are comprised of other borrowings, including those from foreign affiliates. The Company had no outstanding borrowings on the Revolving Facility at September 30, 2025 and September 30, 2024.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants, and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults to other borrowings. As of September 30, 2025, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of September 30, 2025 were as follows:

Long-term debt
One year	$8.6
Two years	8.6
Three years	592.3
Four years	1,562.6
Five years	8.6
Thereafter	1,214.9
Total long-term debt payments due	$3,395.6

(14) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.

During fiscal 2024, the Trustees of the U.K. pension plan entered into a buy-in agreement with a third party insurance company. The buy-in arrangement is an insurance contract providing substantially all future benefit plan payments to the U.K. pension plan participants. However, the primary benefit obligation remains with the Company. All of the U.K. pension plan assets were transferred to the insurer in exchange for the insurance contract at the effective date of the buy-in agreement. The insurance contract remains an asset of the U.K. pension plan and is considered a Level 3 investment. The insurance contract had a fair value of $46.9 and $53.6 at September 30, 2025 and 2024, respectively, and was valued on an insurer pricing basis, which reflects the purchase price adjusted for movements in market indicators such as gilt yields, inflation and other actuarial assumptions, which approximates fair value.

The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U.K. pension plan pension obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement loss as a component of the net periodic pension cost. The Company anticipates completing the buy-out process in fiscal 2026.

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

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	U.S.		International
	2025	2024	2025	2024
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$259.6	$254.6	$111.2	$89.8
Service cost	—	—	0.5	0.4
Interest cost	12.1	14.5	3.4	3.8
Actuarial (gain)/loss	(1.9)	15.4	(7.2)	15.3
Benefits paid	(23.2)	(24.9)	(6.5)	(5.1)
Expenses paid	—	—	(0.7)	(0.7)
Foreign currency exchange rate changes	—	—	3.2	7.7
Projected Benefit Obligation at end of year	$246.6	$259.6	$103.9	$111.2
Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$238.1	$222.2	$94.8	$83.4
Actual return on plan assets	5.8	38.3	(3.5)	5.3
Company contributions	2.4	2.5	2.0	4.4
Benefits paid	(23.2)	(24.9)	(6.5)	(5.1)
Expenses paid	—	—	(0.7)	(0.7)
Foreign currency exchange rate changes	—	—	2.5	7.5
Estimated fair value of plan assets at end of year	$223.1	$238.1	$88.6	$94.8
Funded status at end of year	$(23.5)	$(21.5)	$(15.3)	$(16.4)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity:

	September 30,
	U.S.		International
Amounts Recognized in the Consolidated Balance Sheets	2025	2024	2025	2024
Noncurrent assets	$—	$0.6	$0.6	$0.2
Current liabilities	(2.3)	(2.3)	(0.8)	(0.7)
Noncurrent liabilities	(21.2)	(19.8)	(15.1)	(15.9)
Net amount recognized	$(23.5)	$(21.5)	$(15.3)	$(16.4)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss, pre-tax	$(108.0)	$(101.7)	$(44.7)	$(45.9)

Pre-tax changes recognized in other comprehensive loss for the year ended September 30, 2025 are as follows:

Changes in plan assets and benefit obligations recognized in other comprehensive (loss)/income	U.S.	International
Net (loss)/income arising during the year	$(8.2)	$0.2
Effect of exchange rates	—	(1.0)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	1.9	2.0
Total (loss)/income recognized in other comprehensive loss	$(6.3)	$1.2

Energizer expects to contribute $2.3 to its U.S. plans and $0.8 to its International plans in fiscal 2026.

Energizer’s expected future benefit payments for the plans are as follows:

For The Years Ending September 30,	U.S.	International
2026	$25.1	$5.8
2027	24.8	6.0
2028	21.9	6.0
2029	22.2	6.0
2030	20.1	6.2
2031 to 2035	95.2	31.7

The accumulated benefit obligation for the U.S. plans was $246.6 and $259.6 and for the foreign plans was $102.3 and $109.5 at September 30, 2025 and 2024, respectively. The following table shows the plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	U.S.		International
	2025	2024	2025	2024
Projected benefit obligation	$246.6	$22.1	$15.9	$16.3
Accumulated benefit obligation	246.6	22.1	15.1	15.3
Estimated fair value of plan assets	223.1	—	—	—

Pension plan assets in the U.S. plan represent approximately 72% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 30%, and (b) debt securities, including U.S. bonds: 70%. Actual allocations at September 30, 2025 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2025. Investment objectives are similar for non-U.S. pension arrangements, subject to local requirements.

The following table presents plan pension expense:

	For the Years Ended September 30,
	U.S.			International
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$0.5	$0.4	$0.3
Interest cost	12.1	14.5	19.9	3.4	3.8	3.6
Expected return on plan assets	(15.8)	(13.0)	(20.3)	(3.5)	(4.0)	(3.2)
Recognized net actuarial loss	1.9	1.7	2.1	2.0	1.0	0.6
Settlement loss recognized on other pension plans	—	—	50.2	—	—	—
Net periodic (benefit)/expense	$(1.8)	$3.2	$51.9	$2.4	$1.2	$1.3

The service cost component of the net periodic (benefit)/expense above is recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

Amounts expected to be amortized from accumulated other comprehensive loss into net period benefit cost during the year ending September 30, 2026 are net actuarial losses of $2.8 for the U.S. Plan and $2.2 for the International plans.

The following table presents assumptions, which reflect weighted averages for the component plans, used in determining the above information:

	September 30,
	U.S.			International
	2025	2024	2023	2025	2024	2023
Plan obligations:
Discount rate	5.2%	4.9%	6.0%	3.5%	3.2%	4.0%
Compensation increase rate	—	—	—	2.4%	2.5%	2.7%
Net periodic benefit cost:
Discount rate	4.9%	6.0%	2.6%	3.2%	4.0%	4.0%
Expected long-term rate of return on plan assets	6.1%	5.1%	5.2%	3.8%	4.5%	3.6%
Compensation increase rate	—	—	—	2.5%	2.7%	2.4%

The following tables set forth the estimated fair value of Energizer’s plan assets as of September 30, 2025 and 2024 segregated by Level within the estimated fair value hierarchy. Refer to Note 17, Financial Instruments and Risk Management, for further discussion on the estimated fair value hierarchy and estimated fair value principles.

ASSETS AT ESTIMATED FAIR VALUE	At September 30, 2025
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Level 3	Total
EQUITY
U.S. Equity	$18.3	$—	$18.3	$—	$—	$—	$—
International Equity	0.7	—	0.7	—	9.7	—	9.7
DEBT
U.S. Government	—	167.5	167.5	—	—	—	—
Other Government	—	—	—	—	19.5	—	19.5
CASH EQUIVALENTS	—	4.8	4.8	—	2.7	—	2.7
Buy-in Insurance Agreement	—	—	—	—	—	46.9	46.9
OTHER	—	—	—	—	9.8	—	9.8
Assets Measured at Net Asset Value
U.S. Equity			16.7				—
International Equity			15.1				—
TOTAL	$19.0	$172.3	$223.1	$—	$41.7	$46.9	$88.6

	At September 30, 2024
	U.S. Pension Plan Assets			International Pension Plan Assets
	Level 1	Level 2	Total	Level 1	Level 2	Level 3	Total
EQUITY
U.S. Equity	$22.8	$—	$22.8	$—	$—	$—	$—
International Equity	0.7	—	0.7	—	10.9	—	10.9
DEBT
U.S. Government	—	160.5	160.5	—	—	—	—
Other Government	—	—	—	—	20.9	—	20.9
CASH EQUIVALENTS	—	7.0	7.0	—	0.6	—	0.6
Buy-in insurance contract	—	—	—	—	—	53.6	53.6
OTHER	—	—	—	—	8.8	—	8.8
Assets measured at Net Asset Value
U.S. Equity			26.7				—
International Equity			20.4				—
TOTAL	$23.5	$167.5	$238.1	$—	$41.2	$53.6	$94.8

The changes in plan assets valued using significant unobservable inputs (Level 3) were as follows:

	International Pension Plan Assets
	Buy-in Insurance Contract
	Fiscal 2025	Fiscal 2024
Beginning of the year balance	$53.6	$—
Purchases	—	51.8
Return on assets	(4.0)	—
Benefit payments made	(2.8)	(1.5)
Foreign currency exchange gain	0.1	3.3
End of the year balance	$46.9	$53.6

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

(15) Defined Contribution Plan

The Company sponsors defined contribution plans globally, which extends participation eligibility to the vast majority of employees. In the U.S., the Company matches 100% of participant’s before tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense for the U.S. plan during fiscal 2025, 2024 and 2023 were $9.4, $9.6, and $9.5, respectively, and are reflected in SG&A and COGS in the Consolidated Statements of Earnings and Comprehensive Income.

(16) Shareholders' Equity

The Company's articles of incorporation authorized 300 million shares of common stock and 10 million shares of preferred stock, each with a par value of $0.01 per share. As of September 30, 2025 and 2024, the Company had 77,074,245 of common stock issued.

As of September 30, 2025, the Company had approximately 2.8 million shares reserved for issuance under the 2023 Plan and approximately 47,500 shares reserved for issuance under the deferred compensation plan.

On November 18, 2024, the Company's Board of Directors approved an authorization for Energizer to acquire up to 7.5 million shares of its common stock. During fiscal year 2025, the Company repurchased approximately 4 million shares for $89.7 at an average price of $22.42 per share, exclusive of $0.9 of excise tax. The Company had 3.5 million shares remaining under this authorization at September 30, 2025.

Future share repurchases, if any, would be made on the open market and the timing and the amount of any purchases will be determined by the Company based on its evaluation of the market conditions, capital allocation objectives, legal and regulatory requirements and other factors.

For the twelve months ended September 30, 2025, total dividends declared to shareholders were $87.6 and $87.1 of dividends were paid. For the twelve months ended September 30, 2024, total dividends declared to shareholders were $88.6 and $87.4 of dividends were paid. For the twelve months ended September 30, 2023, total dividends declared to shareholders were $88.00 and $86.3 of dividends were paid. The dividends paid included the cumulative dividends paid upon the vesting of restricted shares during the period.

Subsequent to the fiscal year end, on November 10, 2025, the Board of Directors declared a dividend for the first quarter of fiscal 2026 of $0.30 per share of common stock, payable on December 10, 2025, to all shareholders of record as of the close of business on November 25, 2025.

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

The Company sells to a large number of customers primarily in the retail trade, including those in mass merchandising, drugstore, supermarket and other channels of distribution throughout the world. Wal-Mart Stores, Inc. accounted for 12.8%, 13.2%, and 14.2% of total net sales in fiscal 2025, 2024 and 2023, respectively, primarily in North America. The Company performs ongoing evaluations of its customers’ financial condition and creditworthiness, but does not generally require collateral. While the competitiveness of the retail industry presents an inherent uncertainty, the Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to accounts receivable.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at September 30, 2025 and 2024, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk – Energizer has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2025, Energizer had variable rate debt outstanding with a principal balance of $871.6 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Credit Facility at September 30, 2025.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt. The notional value decreased from $700.0 to $600.0 on December 22, 2024. The notional value will decrease by $100.0 each year until its termination date on December 22, 2027. The notional value of the swap was $600.0 as September 30, 2025.

Derivatives Designated as Cash Flow Hedging Relationships – The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At September 30, 2025 and 2024, Energizer had an unrealized pre-tax loss of $3.9 and $4.6, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2025 levels, over the next twelve months, $3.9 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal 2026. There were 52 open foreign currency contracts at September 30, 2025, with a total notional value of approximately $131.

The Company has a hedging program on zinc purchases. The contracts were determined to be cash flow hedges and qualify for cash flow hedge accounting. The contract maturities for these hedges extend into fiscal 2027. There were 16 open contracts at September 30, 2025, with a total notional value of approximately $31. Energizer had an unrealized pre-tax gain on the zinc contracts of $1.5 and $4.0 at September 30, 2025 and 2024, respectively. These were included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

At September 30, 2025 and 2024, Energizer recorded an unrealized pre-tax gain of $25.3 and $39.8, respectively, on the interest rate swap agreement contract, which was included in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Derivatives not Designated in Hedging Relationships - In addition, Energizer enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus are not subject to significant market risk. There were 9 open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2025, with a total notional value of approximately $146.

The following table provides the Company's estimated fair values as of September 30, 2025 and 2024, and the amounts of losses and gains on derivative instruments classified as cash flow hedges as of and for the twelve months ended September 30, 2025 and 2024, respectively:

	At September 30, 2025	For the Year Ended September 30, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(3.9)	$1.3	$0.6
Interest rate swaps	25.3	7.6	22.1
Zinc contracts	1.5	0.8	3.3
Total	$22.9	$9.7	$26.0

	At September 30, 2024	For the Year Ended September 30, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Loss Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(4.6)	$(7.1)	$0.8
Interest rate swaps	39.8	(8.6)	31.4
Zinc contracts	4.0	(2.3)	(7.0)
Total	$39.2	$(18.0)	$25.2
(1) All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
(2) OCI is defined as other comprehensive income.
(3) Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in COGS, interest rate contracts in Interest expense, and commodity contracts in COGS.
(4) Each of these hedging relationships has derivative instruments with a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the underlying risk.

The following table provides estimated fair values as of September 30, 2025 and 2024, and the (losses)/gains on derivative instruments not classified as cash flow hedges as of and for the twelve months ended September 30, 2025 and 2024, respectively.

	At September 30, 2025	For the Year Ended September 30, 2025
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.5)	$3.3

	At September 30, 2024	For the Year Ended September 30, 2024
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in Income (2)
Foreign currency contracts	$2.9	$6.2
(1) All derivative liabilities are presented in Other current liabilities or Other liabilities and derivative assets are presented in Other current assets or Other assets.
(2) Gain recognized on the Consolidated Statement of Earnings and Comprehensive Income and was recorded in Other items, net.

Energizer has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
		At September 30, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.6	$(0.2)	$0.4	$3.0	$(0.1)	$2.9

Offsetting of derivative liabilities
		At September 30, 2025			At September 30, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(5.0)	$0.2	$(4.8)	$(4.7)	$0.1	$(4.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2025 and 2024 that are measured on a recurring basis during the period, segregated by Level within the fair value hierarchy:

	Level 2
	September 30,
	2025	2024
(Liabilities)/Assets at estimated fair value:
Deferred Compensation	$(20.6)	$(21.7)
Derivatives - Foreign Currency contracts	(3.9)	(4.6)
Derivatives - Foreign Currency contracts (non-hedge)	(0.5)	2.9
Derivatives - Interest Rate Swaps	25.3	39.8
Derivatives - Zinc contracts	1.5	$4.0
Net Assets at estimated fair value	$1.8	$20.4

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at September 30, 2025 and 2024. The Company measures certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. During the fiscal years ended September 30, 2025 and 2024, the Company recorded intangible asset impairment charges of $5.9 and $110.6, respectively. These losses were recorded as Impairment of intangible assets in the Consolidated Statement of Earnings. Refer to Note 11, Goodwill and Intangible Assets, for additional information.

Due to the nature of cash and cash equivalents and restricted cash, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents are determined based on Level 2 inputs.

At September 30, 2025 and 2024, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At September 30, 2025 and 2024, the fair market value of fixed rate long-term debt was $2,473.5 and $2,305.5, respectively, compared to its carrying value of $2,537.7 and $2,398.8, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(18) Other Commitments and Contingencies

In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At September 30, 2025, the Company had approximately $2.1 of purchase obligations.

(19) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income ("AOCI"), net of tax by component:

	Foreign Currency Translation Adjustments (1)	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Swap	Total
Balance at September 30, 2022	$(77.7)	$(140.5)	$(4.6)	$11.7	$65.8	(145.3)
OCI before reclassifications	(11.8)	(10.2)	2.3	(4.1)	14.8	(9.0)
Reclassifications to earnings	(0.2)	40.4	1.8	(5.5)	(19.9)	16.6
Balance at September 30, 2023	$(89.7)	$(110.3)	$(0.5)	$2.1	$60.7	$(137.7)
OCI before reclassifications	(5.9)	(5.3)	(1.7)	(5.2)	(6.4)	(24.5)
Reclassifications to earnings	(1.2)	2.1	5.3	(0.6)	(24.0)	(18.4)
Balance at September 30, 2024	$(96.8)	$(113.5)	$3.1	$(3.7)	$30.3	$(180.6)
OCI before reclassifications	(31.0)	(6.4)	0.6	0.8	5.8	(30.2)
Reclassifications to earnings	2.0	3.0	(2.6)	(0.4)	(16.8)	(14.8)
Balance at September 30, 2025	$(125.8)	$(116.9)	$1.1	$(3.3)	$19.3	$(225.6)
(1) Foreign currency translation adjustments were reclassified into earnings due to entity liquidations or substantial entity liquidations for fiscal 2025, 2024, and 2023, and were recorded in Other items, net on the Consolidated Statement of Earnings. There were no tax impacts from these reclassifications.

The following table presents the reclassifications from AOCI:

	For the Years Ended September 30,
Amount Reclassified from AOCI (1)	2025	2024	2023	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.6)	$(0.8)	$(7.5)	Cost of products sold
Interest rate swaps	(22.1)	(31.4)	(26.0)	Interest expense
Zinc contracts	(3.3)	7.0	2.4	Cost of products sold
	(26.0)	(25.2)	(31.1)	Earnings before income taxes
	6.2	5.9	7.5	Income tax provision
	$(19.8)	$(19.3)	$(23.6)
Amortization of defined benefit pension items
Actuarial losses	$3.9	$2.7	$2.7	(2)
Settlement losses on other plans	—	—	50.2	(2)
	3.9	2.7	52.9	Loss before income taxes
	(0.9)	(0.6)	(12.5)	Income tax benefit
	$3.0	$2.1	$40.4
Total reclassifications for the period	$(16.8)	$(17.2)	$16.8
(1) Amounts in parentheses indicate credits to Consolidated Statements of Earnings.
(2) These AOCI components are included in the computation of net periodic benefit cost (see Note 14, Pension Plans, for further details) and recorded in Other items, net.

(20) Supplemental Financial Statement Information

The components of certain income statement accounts are as follows:

	For the Years Ended September 30,
Other items, net	2025	2024	2023
Interest income	$(3.2)	$(10.7)	$(8.9)
Foreign currency exchange loss (1)	1.8	32.1	17.3
Loss on sale of available-for-sale securities	—	1.0	—
Pension cost other than service costs (2)	0.1	4.0	2.7
Settlement loss on U.S. pension annuity buy out (2)	—	—	50.2
Gain on sale of assets (3)	—	(4.4)	—
Transition services agreement income	—	(1.0)	—
Other	2.2	1.0	(4.2)
Total Other items, net	$0.9	$22.0	$57.1

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
(2) See Note 14, Pension Plans, for additional information on this item.
(3) See Note 5, Restructuring, for additional information on this item.

The components of certain balance sheet accounts are as follows:

	September 30,
Inventories	2025	2024
Raw materials and supplies	$123.5	$127.6
Work in process	227.8	248.4
Finished products	429.9	281.3
Total inventories	$781.2	$657.3
Other Current Assets
Miscellaneous receivables	$25.2	$22.8
Production credit receivable	78.2	—
Prepaid expenses	101.7	80.6
Value added tax collectible from customers	32.1	30.5
Other	20.3	29.5
Total other current assets	$257.5	$163.4
Property, plant and equipment
Land	$12.7	$12.8
Buildings	131.6	139.2
Machinery and equipment	840.6	813.8
Construction in progress	44.6	68.8
Finance leases	57.9	55.6
Total gross property	1,087.4	1,090.2
Accumulated depreciation	(684.4)	(710.1)
Total property, plant and equipment, net	$403.0	$380.1

	September 30,
	2025	2024
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$16.7	$19.9
Accrued trade promotions	76.1	53.3
Accrued freight and warehousing	41.6	42.6
Accrued salaries, vacations and incentive compensation	62.8	69.5
Accrued interest expense	16.3	20.4
Restructuring and related costs reserve	8.7	21.5
Income taxes payable	24.9	22.5
Other	105.7	104.1
Total other current liabilities	$352.8	$353.8
Other Liabilities
Pensions and other retirement benefits	$48.3	$47.5
Deferred compensation	17.9	17.2
Mandatory transition tax	—	7.1
Restructuring and related costs reserve	—	0.2
Other non-current liabilities	26.8	31.1
Total other liabilities	$93.0	$103.1

	For the Years Ended September 30,
Allowance for Doubtful Accounts	2025	2024	2023
Balance at beginning of year	$5.7	$4.6	$2.9
Provision charged to expense, net of reversals	2.6	1.5	1.9
Write-offs, less recoveries, translation, other	—	(0.4)	(0.2)
Balance at end of year	$8.3	$5.7	$4.6

	For the Years Ended September 30,
Income Tax Valuation Allowance	2025	2024	2023
Balance at beginning of year	$9.4	$6.0	$11.6
Provision charged to expense	0.4	5.4	0.6
Reversal of provision charged to expense	(0.1)	(2.0)	(6.4)
Translation, other	(1.3)	—	0.2
Balance at end of year	$8.4	$9.4	$6.0

The components of certain cash flow statement components are as follows:

	For the Years Ended September 30,
Certain items from Operating Cash Flow Activities	2025	2024	2023
Interest paid	$150.8	$147.2	$159.6
Income taxes paid, net	64.3	87.9	62.7

(21) Environmental and Regulatory

Government Regulation and Environmental Matters – The operations of Energizer are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling, collection, recycling and disposal. In connection with some sites, Energizer has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup with respect to certain federal “Superfund” sites. Energizer may also be required to share in the cost of cleanup with respect to state-designated sites or other sites outside of the U.S.

Accrued environmental costs at September 30, 2025 were $10.1, of which $1.4 is expected to be spent during fiscal 2026. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Environmental spending estimates could be modified as a result of changes in legal requirements or the enforcement or interpretation of existing requirements.

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

In November 2021, Varta Microbattery GmbH filed a lawsuit against the Company alleging breach of a supply agreement related to zinc-air hearing aid batteries. On September 3, 2024, the Commercial Court of the Canton of Zurich issued a $13.7 judgment against the Company. On October 3, 2024, the Company appealed the judgment with the Federal Supreme Court of Switzerland. This matter concluded in July 2025. The Company has recorded the amount of the judgment in SG&A on the Consolidated Statement of Earnings and Comprehensive Income.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that we file or submit is recorded, processed, summarized and reported accurately and within the time periods specified, and that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2025.

The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The Company has also adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and colleagues that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company's Securities Trading Policy was filed as exhibit 19 to the Company's Annual Report on Form 10-K filed on November 14, 2023.

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

Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:
1.Financial statements included as part of this document as Item 8:

•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2025, 2024, and 2023.
•Consolidated Balance Sheets -- at September 30, 2025 and 2024.
•Consolidated Statements of Cash Flows -- for years ended September 30, 2025, 2024 and 2023.
•Consolidated Statements of Shareholders’ Equity -- at September 30, 2025, 2024 and 2023.
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

4.6	Form of 3.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 23, 2021).

4.7	Indenture, dated March 8, 2022, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2022).

4.8	Form of 6.500% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2022).

4.9	Indenture, dated September 22, 2025, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2025).

4.10	Form of 6.000% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 22, 2025).

4.11	Description of Securities (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.1@	Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 27, 2015).

10.2@	First Amendment to the Energizer Holdings, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2015).

10.3	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.4	Trademark License Agreement by and between Edgewell Personal Care Company (f/k/a Energizer Holdings, Inc.) and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. (f/k/a Energizer SpinCo, Inc.) dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on May 11, 2015).

10.6@	Energizer Holdings, Inc. Executive Officer Bonus Plan and performance criteria thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.7@	First Amendment to the Energizer Holdings, Inc. Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2017).

10.8@	Form of Change of Control Employment Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.9@	Energizer Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

10.10@	Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.11@	First Amendment to the Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q filed August 1, 2018).

10.12@	Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 8, 2015).

10.13@	First Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 10-K filed November 14, 2017).

10.14@	Second Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed November 14, 2017).

10.15@	Third Amendment to the Energizer Holdings, Inc. Executive Savings Investment Plan (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on form 10-K filed November 16, 2018).

10.16@	Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2020).

10.17@
Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed February 5, 2020).

10.18@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 17, 2020).

10.19@	Form of Performance Restricted Stock Equivalent Award Agreement under the Energizer Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed February 7, 2022).

10.20@	Robin Vauth Employment Agreement, dated as of August 29, 2007 and amended as of November 23, 2016 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed November 15, 2022).

10.21@	Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2023).

10.22@	Form of Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

10.23@	Form of Performance Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed November 19, 2024).

10.24@	Form of Director Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2023).

10.25	Amendment and Restatement Agreement, dated as of March 19, 2025, by and among Energizer Holdings, Inc., as borrower, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2025).

10.26	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 22, 2025, by and among Energizer Holdings, Inc., as borrower, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 22, 2025).

10.27@*	Form of Director Restricted Stock Unit Award Agreement under the Energizer Holdings, Inc. 2023 Omnibus Incentive Plan

19	Securities Trading Policy adopted on May 1, 2023 (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed on November 14, 2023).

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (included on the Signatures page hereto)

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

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on November 19, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	The Company undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission.
@	Denotes a management contract or compensatory plan or arrangement.
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
Date: November 18, 2025
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
Date: November 18, 2025