Form 10-Q
period 2025-12-31
ENERGIZER HOLDINGS, INC.
filed 2026-02-05
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 2, 2026: 68,468,761.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended December 31,
	2025	2024
Net sales	$778.9	$731.7
Cost of products sold	522.3	462.1
Gross profit	256.6	269.6
Selling, general and administrative expense	149.3	131.3
Advertising and sales promotion expense	49.2	53.4
Research and development expense	7.8	8.0
Amortization of intangible assets	14.0	14.7
Interest expense	39.1	37.0
Loss on extinguishment/modification of debt	0.9	0.1
Other items, net	1.1	(5.0)
(Loss)/earnings before income taxes	(4.8)	30.1
Income tax (benefit)/provision	(1.4)	7.8
Net (loss)/earnings	$(3.4)	$22.3

Basic net (loss)/earnings per common share	$(0.05)	$0.31
Diluted net earnings/(loss) per common share	$(0.05)	$0.30

Weighted average shares of common stock - Basic	68.4	72.0
Weighted average shares of common stock - Diluted	68.4	73.2

Statements of Comprehensive Income:
Net (loss)/earnings	$(3.4)	$22.3
Other comprehensive (loss)/income, net of tax (benefit)/expense
Foreign currency translation adjustments	0.8	(7.7)
Pension activity, net of tax of $0.3 and $(0.2), respectively.	0.8	2.6
Deferred (loss)/gain on hedging activity, net of tax of $(0.6) and $3.9, respectively.	(1.6)	10.8
Total comprehensive (loss)/income	$(3.4)	$28.0

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2025	September 30, 2025
Current assets
Cash and cash equivalents	$214.8	$236.2
Trade receivables, less allowance for doubtful accounts of $8.1 and $8.3, respectively	372.8	404.2
Inventories	720.7	781.2
Other current assets	254.2	257.5
Total current assets	1,562.5	1,679.1
Property, plant and equipment, net	420.8	403.0
Operating lease assets	89.8	93.2
Goodwill	1,051.3	1,051.2
Other intangible assets, net	991.6	1,005.5
Deferred tax assets	164.6	166.6
Other assets	163.0	158.1
Total assets	$4,443.6	$4,556.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$8.6	$8.6
Current portion of finance leases	1.4	1.5
Notes payable	0.5	13.7
Accounts payable	408.3	402.2
Current operating lease liabilities	14.3	16.2
Other current liabilities	350.8	352.8
Total current liabilities	783.9	795.0
Long-term debt	3,318.7	3,407.9
Operating lease liabilities	82.3	84.8
Deferred tax liabilities	9.4	6.1
Other liabilities	108.0	93.0
Total liabilities	4,302.3	4,386.8
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	587.2	603.5
Retained earnings	59.2	87.0
Treasury stock	(280.3)	(295.8)
Accumulated other comprehensive loss	(225.6)	(225.6)
Total shareholders' equity	141.3	169.9
Total liabilities and shareholders' equity	$4,443.6	$4,556.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Three Months Ended December 31,
	2025	2024
Cash Flow from Operating Activities
Net (loss)/earnings	$(3.4)	$22.3
Adjustments to reconcile net (loss)/earnings to net cash flow from operating activities:
Non-cash integration and restructuring charges	3.9	1.8
Depreciation and amortization	31.6	31.8
Production credits	34.6	—
Deferred income taxes	5.7	3.9
Share-based compensation expense	8.7	6.2
Loss on extinguishment of debt	0.9	0.1
Exchange (gain)/loss included in income	1.3	(3.8)
Non-cash items included in income, net	3.5	2.6
Other, net	(12.2)	0.4
Changes in current assets and liabilities used in operations	74.9	11.7
Net cash from operating activities	149.5	77.0

Cash Flow from Investing Activities
Capital expenditures	(25.3)	(34.6)
Acquisitions, net of cash acquired	—	(0.1)
Net cash used by investing activities	(25.3)	(34.7)

Cash Flow from Financing Activities
Payments on debt with maturities greater than 90 days	(92.5)	(25.2)
Net (decrease)/increase in debt with original maturities of 90 days or less	(16.0)	0.2
Debt issuance costs	(1.5)	—
Common stock purchased	(4.5)	—
Dividends paid on common stock	(23.3)	(23.6)
Taxes paid for withheld share-based payments	(8.0)	(7.5)
Net cash used by financing activities	(145.8)	(56.1)

Effect of exchange rate changes on cash	0.2	(7.2)

Net decrease in cash, cash equivalents, and restricted cash	(21.4)	(21.0)
Cash, cash equivalents, and restricted cash, beginning of period	236.2	216.9
Cash, cash equivalents, and restricted cash, end of period	$214.8	$195.9

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2025	68,210	$0.8	$603.5	$87.0	$(225.6)	$(295.8)	$169.9
Net loss	—	—	—	(3.4)	—	—	(3.4)
Share-based payments	—	—	8.7	—	—	—	8.7
Common stock purchased	(245)	—	—	—	—	(4.5)	(4.5)
Activity under stock plans	504	—	(25.0)	(3.0)	—	20.0	(8.0)
Dividends to common shareholders ($0.30 per share)	—	—	—	(21.4)	—	—	(21.4)
December 31, 2025	68,469	$0.8	$587.2	$59.2	$(225.6)	$(280.3)	$141.3

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statement (Unaudited).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business -Energizer Holdings, Inc. and its subsidiaries (Energizer or the Company) is a global manufacturer, marketer and distributor of household batteries, specialty batteries and portable lights under the Energizer®, Eveready® and Rayovac® brand names globally, as well as the Varta® brand name in Latin America and Asia Pacific. Energizer offers batteries using lithium, alkaline, carbon zinc, nickel metal hydride, zinc air and silver oxide constructions.

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

The accompanying Consolidated (Condensed) Financial Statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year-ended September 30, 2025 Consolidated (Condensed) Balance Sheet was derived from the audited financial statements included in Energizer's Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of our operations, financial position and cash flows have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the fiscal year ended September 30, 2025 included in the Annual Report on Form 10-K dated November 18, 2025.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815). ASU 2025-09 addresses five issues including the risk assessment groups for cash flow hedges. The guidance is effective for public companies in fiscal years beginning after December 15, 2026. We are currently assessing the impact of this guidance on our statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). ASU 2025-10 establishes the accounting for a government grant received by a business including when and how the grant and related grant asset should be recognized. The guidance is effective for public companies in fiscal years beginning after December 15, 2028. We are currently assessing the impact of this guidance on our statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). ASU 2025-11 provides updated guidance and clarity over interim disclosures requirements. The guidance is effective for fiscal years beginning after December 15, 2027. We are currently assessing the impact of this guidance on our interim disclosures.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters ended December 31, 2025 and 2024:

	For the Quarters Ended December 31,
Net Sales by products	2025	2024
Batteries	$666.5	$606.9
Auto Care	93.7	99.3
Lights	18.7	25.5
Total Net Sales	$778.9	$731.7

	For the Quarters Ended December 31,
Net Sales by markets	2025	2024
North America Market	$358.5	$391.2
Modern Markets	174.8	146.0
Developing Markets	88.3	87.5
Distributors Markets	89.0	42.4
Global Professional Markets	68.3	64.6
Total Net Sales	$778.9	$731.7

(3) Acquisitions

APS Acquisition - On September 24, 2024, the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions (APS) for a contractual purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS Acquisition). On May 2, 2025, the Company completed the acquisition and the initial cash consideration transferred was EUR13.3 (USD15.2). During the fourth fiscal quarter of 2025, the working capital and net debt settlement was finalized and the Company paid an additional EUR1.3 (USD$1.5) for a total purchase price of $16.7. The acquisition provides

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition added Net sales of $64.6 and Earnings before income taxes of $4.7 during the three months ended December 31, 2025.

The APS Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The following table outlines the preliminary purchase price allocation as of the date of acquisition:

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

The Company will continue to review the allocation of fair value to assets acquired and liabilities assumed for this acquisition, including income tax considerations. The goodwill acquired in this acquisition is attributable to the value of the workforce acquired and was allocated to the Batteries and Lights segment and is not deductible for tax purposes.

Pro Forma Financial Information- Pro forma results for the APS Acquisition was not considered material and, as such, is not included.

Acquisition and Integration Costs - The Company recorded $0.5 and $1.2 of acquisition and integration costs in Selling, general and administrative expense (SG&A) during the quarters ended December 31, 2025 and 2024, respectively, primarily related to legal fees and other costs associated with these acquisitions.

(4) Restructuring and related items

Project Momentum - In November 2022, the Board of Directors approved a profit recovery program, Project Momentum, which included an enterprise-wide restructuring focused on recovering operating margins, optimizing our manufacturing, distribution and global supply chain networks, and enhancing our organizational efficiency throughout the Company.

In July 2023, the Company's Board of Directors approved an expansion to the Project Momentum profit recovery program and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion allowed for additional optimization of our battery manufacturing, distribution and global supply chain networks, further review of our global real estate footprint and the implementation of IT systems that will allow us to streamline our organization and fully execute the program. Following the Belgium Acquisition in the first quarter of fiscal 2024, the Company expanded the Project Momentum program and increased the savings and cost expectations, partially due to the impact the expanded manufacturing capacity had on the Company's battery network. Through the first three years of Project Momentum, the Company incurred total pre-tax exit-related costs associated with these plans of $215.8 through the end of fiscal year 2025.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Project Momentum - Tariff Mitigation & Operational Efficiency Program - During the fourth quarter of 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. The Company plans to achieve this through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS manufacturing facility, the redesign and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives. The estimated restructuring and related pre-tax costs associated with this fourth year of the program is expected to be between $35.0 and $40.0 with additional restructuring related costs of $25.0 to $30.0 around U.S. manufacturing efficiency initiatives. Restructuring costs for these initiatives were $24.8 and restructuring related costs were $11.3 through December 31, 2025.

The pre-tax expense for charges related to the restructuring for the quarters ended December 31, 2025 and 2024 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
	2025	2024
Costs of products sold (COGS)
Severance and related benefit costs	$1.9	$0.1
Accelerated depreciation & fixed asset write-offs	2.7	0.8
Other restructuring related costs(1)	4.6	8.5
Selling, general and administrate expense (SG&A)
Severance and related benefit costs	14.8	1.3
Accelerated depreciation & fixed asset write-offs	—	0.9
Other restructuring related costs(2)	0.8	2.6
Momentum Restructuring Cost Total	$24.8	$14.2
US manufacturing efficiency project(3)	6.1	—
IT enablement(4)	—	6.1
Total restructuring and related costs	$30.9	$20.3
(1) Includes charges primarily related to consulting, relocation, decommissioning, and other facility exit costs.
(2) Primarily includes consulting, real estate rationalization costs, and legal fees for the restructuring program.
(3) Relates to initiatives to optimize the Company's cost structure and operational efficiency in the U.S. as we exit less efficient production lines and reinvest in the expansion of U.S. manufacturing production. These restructuring related costs are recorded in COGS in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which are enabling the Company to complete restructuring initiatives. Costs are included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter ended December 31, 2025 would be incurred within the Batteries & Lights segment in the amount of $30.3 and the Auto Care segment in the amount of $0.6. For the quarter ended December 31, 2024, the pre-tax restructuring and related costs would have been incurred within the Batteries & Lights segment in the amount of $18.7 and the Auto Care segment in the amount of $1.6.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the restructuring and related costs reserve activity for the three months ended December 31, 2025 and 2024:

			Utilized
	September 30, 2025 (1)	Charge to Income	Cash	Non-Cash	December 31, 2025 (1)
Severance & termination related costs	$7.5	$16.7	$10.0	$—	$14.2
Accelerated depreciation & fixed asset write-offs	—	2.7	—	2.7	—
Other restructuring related costs	0.9	5.4	5.5	—	0.8
U.S. manufacturing efficiency project	—	6.1	4.9	1.2	—
IT enablement	0.3	—	0.3	—	—
Total restructuring and related costs	$8.7	$30.9	$20.7	$3.9	$15.0

			Utilized
	September 30, 2024	Charge to Income	Cash	Non-Cash	December 31, 2024
Severance & termination related costs	$7.2	$1.4	$2.8	$—	$5.8
Accelerated depreciation & fixed asset write-offs	—	1.7	—	1.7	—
Other restructuring related costs	12.4	11.1	16.3	—	7.2
IT enablement	2.1	6.1	6.1	0.1	2.0
Total restructuring and related costs	$21.7	$20.3	$25.2	$1.8	$15.0

(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), allocates resources to develop and execute global strategies to drive growth and profitability. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), restructuring and related charges, network transition costs, acquisition and integration activities, and other items determined to be corporate in nature. Financial items, such as interest income and expense, and loss on extinguishment/modification of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles assets from segment profit as this is a non-cash item related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the quarter ended December 31, 2025 and 2024 are presented below, as well as the reconciliation from segment profit to (Loss)/earnings before income taxes:

	For the Quarters Ended December 31,
	Batteries & Lights		Auto Care		Total
	2025	2024	2025	2024	2025	2024
Segment Net sales	$685.2	$632.4	$93.7	$99.3	$778.9	$731.7
Segment Cost of products sold	441.8	380.2	65.2	58.5	507.0	438.7
Segment Advertising and promotion expense	43.6	47.4	5.6	6.0	49.2	53.4
Other segment items (1)	94.1	85.5	13.8	14.3	107.9	99.8
Segment profit	$105.7	$119.3	$9.1	$20.5	$114.8	$139.8

Segment Depreciation and amortization	$14.7	$14.3	$2.9	$2.8	$17.6	$17.1
(1) The significant expense categories, COGS and advertising and promotion expense, align with the segment-level information that is regularly provided to the Chief Operating Decision Maker (CODM). Other segment items includes Research & development and segment SG&A.
Reconciliation of Total segment profit to (Loss)/earnings before income taxes:

	Quarters Ended December 31,
	2025	2024
Total segment profit	$114.8	$139.8
General corporate & other expenses (1)	(33.1)	(27.4)
Restructuring and related costs (2)	(30.9)	(20.3)
Network transition costs (3)	—	(14.0)
Acquisition and integration costs (4)	(0.5)	(1.2)
Amortization of intangible assets	(14.0)	(14.7)
Interest expense	(39.1)	(37.0)
Loss on extinguishment/modification of debt	(0.9)	(0.1)
Other items, net	(1.1)	5.0
Total (loss)/earnings before income taxes	$(4.8)	$30.1
(1) Recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(2) Restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended December 31,
Restructuring and related costs	2025	2024
Cost of products sold - Restructuring	$9.2	$9.4
Cost of products sold - U.S. operating efficiency project	6.1	—
SG&A - Restructuring costs	15.6	4.8
SG&A - IT Enablement	—	6.1
Total Restructuring and related costs	$30.9	$20.3

(3) This represents incremental network transition costs, primarily related to freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in COGS on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) Acquisition and integration costs were included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive
Income.

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	December 31, 2025	September 30, 2025
Batteries & Lights	$1,583.5	$1,631.0
Auto Care	356.3	382.3
Total segment assets	$1,939.8	$2,013.3
Corporate	460.9	486.7
Goodwill and other intangible assets	2,042.9	2,056.7
Total assets	$4,443.6	$4,556.7

Long-lived assets by country as of December 31, 2025 and September 30, 2025 are as follows:

Long-Lived Assets	December 31, 2025	September 30, 2025
United States	$576.0	$589.7
Singapore	65.4	41.8
Indonesia	38.1	39.2
United Kingdom	51.9	54.0
Other International	106.8	96.2
Total long-lived assets excluding goodwill and intangibles	$838.2	$820.9

Capital expenditures by segment for the quarters ended December 31, 2025 and 2024 are as follows:

	For the Quarter Ended December 31,
Capital Expenditures	2025	2024
Batteries & Lights	$25.1	$34.0
Auto Care	0.2	0.6
Total segment capital expenditures	$25.3	$34.6

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Geographic segment information for the quarters ended December 31, 2025 and 2024 are as follows:

	For the Quarter Ended December 31,
Net Sales to Customers	2025	2024
United States	$376.7	$401.4
International	402.2	330.3
Total net sales	$778.9	$731.7

(6) Earnings per share

Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of restricted stock unit (RSU) awards, performance share awards and deferred compensation equity plans.

The following table sets forth the computation of basic and diluted earnings/(loss) per share for the quarters ended December 31, 2025 and 2024:

(in millions, except per share data)	For the Quarters Ended December 31,
Basic net earnings per share	2025	2024
Net (loss)/earnings	$(3.4)	$22.3

Weighted average common shares outstanding - Basic	68.4	72.0
Basic net (loss)/earnings per common share	$(0.05)	$0.31

Diluted net earnings per share
Weighted average common shares outstanding - Basic	68.4	72.0
Dilutive effect of RSU awards	—	0.5
Dilutive effect of performance shares	—	0.7
Weighted average common shares outstanding - Diluted	68.4	73.2
Diluted net (loss)/earnings per common share	$(0.05)	$0.30

For the quarter ended December 31, 2025 there were 1.6 million RSU shares and 1.6 million performance based RSU shares that were excluded from the diluted net earnings per share calculation due to the Company's net loss.

For the quarter ended December 31, 2024, there were no antidilutive RSU shares and 0.9 million performance based RSU shares were excluded for the quarter ended December 31, 2024, as the performance targets for those awards had not been achieved as of the end of the applicable period.

(7) Income Taxes

The effective tax rate for the three months ended December 31, 2025 was a benefit of 29.2% as compared to expense of 25.9% for the prior year comparative period. The current year benefit was positively impacted by the production credits recorded in the current year. The Company achieved reasonable assurance over its ability to claim production credits under the Inflation Reduction Act of 2022 during the third fiscal quarter of 2025.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth goodwill by segment as of October 1, 2025 and December 31, 2025:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2025	$902.7	$148.5	$1,051.2
Cumulative translation adjustment	0.6	(0.5)	0.1
Balance at December 31, 2025	$903.3	$148.0	$1,051.3

Total intangible assets at December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.1	$(48.6)	$—	$106.5
Customer relationships	395.0	(199.9)	(0.6)	194.5
Patents	34.6	(23.8)	—	10.8
Proprietary technology	172.5	(139.4)	—	33.1
Proprietary formulas	29.2	(18.0)	(5.3)	5.9
Total Amortizable intangible assets	786.4	(429.7)	(5.9)	350.8
Trademarks and trade names - indefinite lived	640.8	—	—	640.8
Total Other intangible assets, net	$1,427.2	$(429.7)	$(5.9)	$991.6

Total intangible assets at September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.0	$(46.4)	$—	$108.6
Customer relationships	395.0	(193.3)	(0.6)	201.1
Patents	34.5	(23.3)	—	11.2
Proprietary technology	172.5	(135.0)	—	37.5
Proprietary formulas	29.2	(17.6)	(5.3)	6.3
Total Amortizable intangible assets	786.2	(415.6)	(5.9)	364.7
Trademarks and trade names - indefinite lived	640.8	—	—	640.8
Total Other intangible assets, net	$1,427.0	$(415.6)	$(5.9)	$1,005.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	December 31, 2025	September 30, 2025
Senior Secured Term Loan Facility due 2032	$765.7	$857.9
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	763.3	762.7
6.00% Senior Notes due 2033	400.0	400.0
Capital lease obligations	50.0	50.3
Total long-term debt, including current maturities	3,354.0	3,445.9
Less Short term	$(10.0)	(10.1)
Less debt issuance fees and debt discount	(25.3)	(27.9)
Total long-term debt	3,318.7	$3,407.9
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. During the first quarter of fiscal 2026, the Company pre-paid $90.0 of the Term Loan. During the first quarter of fiscal 2025, the Company pre-paid $22.0 of the Term Loan.

Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.2. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, an adjusted rate based on the Secured Overnight Finance Rate (SOFR) or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. The Credit Agreement also contains customary affirmative and restrictive covenants.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. Refer to Note 12, Financial Instruments and Risk Management, for additional information on the Company's interest rate swap transactions.

As of December 31, 2025 and September 30, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of December 31, 2025. At December 31, 2025 and September 30, 2025, the Company's weighted average interest rate on short-term borrowings was 6.6% and 4.4%, respectively.

The prepayment of the Term loan during the first quarters of fiscal 2026 and 2025 resulted in a loss on extinguishment/modification of debt of $0.9 and $0.1, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Notes payable - The Company had $0.5 in Notes payable at December 31, 2025 and $13.7 at September 30, 2025. The balances are comprised of other borrowings, including those from foreign affiliates.

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of December 31, 2025, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Maturities - Aggregate maturities of long-term debt as of December 31, 2025 are as follows:

Long-term debt
One year	$8.6
Two year	8.6
Three year	592.3
Four year	1,563.2
Five year	8.6
Thereafter	1,122.7
Total long-term debt payments due	$3,304.0

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

As of December 31, 2025 and September 30, 2025, the Company had $43.9 and $45.1, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

The rollforward of the Company's outstanding obligations confirmed as valid under the program for the quarter ended December 31, 2025 is as follows:

Total
Confirmed obligation as of September 30, 2025	$45.1
Confirmed invoice additions	49.1
Confirmed invoices paid	(50.3)
Confirmed obligation as of December 31, 2025	$43.9

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

The buy-in arrangement also allows for the conversion into a buy-out arrangement where the insurance company assumes full responsibility for the U.K. pension plan pension obligations, at which time the Company will derecognize the assets and liabilities of the pension plan and realize a non-cash settlement loss as a component of the net periodic pension cost. As of December 31, 2025, the buy-out arrangement had not occurred and the U.K. primary pension benefit obligation and related pension plan assets were held by the Company. Subsequent to the quarter end, the buy out process was completed in January 2026.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended December 31,
	U.S.		International
	2025	2024	2025	2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	3.0	3.1	0.9	0.8
Expected return on plan assets	(3.7)	(4.0)	(1.0)	(0.9)
Amortization of unrecognized net losses	0.7	0.5	0.6	0.5
Net periodic (benefit)/cost	$—	$(0.4)	$0.6	$0.5

The service cost component of the net periodic cost above is recorded in SG&A expense on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income, while the remaining components are recorded to Other items, net.

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at December 31, 2025 and September 30, 2025, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2025, the Company had variable rate debt outstanding of $766.2 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Facility at December 31, 2025.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at December 31, 2025.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2025 and September 30, 2025, Energizer had an unrealized pre-tax loss of $2.9 and $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2025 levels, $2.8 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months. Contract maturities for these hedges extend into fiscal year 2027. There were 46 open foreign currency contracts at December 31, 2025, with a total notional value of approximately $97.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2027. There were 16 open contracts at December 31, 2025, with a total notional value of approximately $30. The Company had an unrealized pre-tax gain of $2.6 and $1.5 on these hedges at December 31, 2025 and September 30, 2025, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At December 31, 2025 and September 30, 2025, Energizer recorded an unrealized pre-tax gain of $21.0 and $25.3, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2025, with a total notional value of approximately $134.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of December 31, 2025 and September 30, 2025, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters ended December 31, 2025 and 2024, respectively:

	At December 31, 2025	For the Quarter Ended December 31, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss) / Gain Recognized in OCI (2)	(Loss) / Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(2.9)	$(0.6)	$(1.6)
Interest rate swap	21.0	0.3	4.6
Zinc contracts	2.6	0.5	(0.6)
Total	$20.7	$0.2	$2.4

	At September 30, 2025	For the Quarter Ended December 31, 2024
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	Gain/(Loss) Recognized in OCI (2)	Gain / (Loss) Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(3.9)	$12.4	$0.1
Interest rate swap	25.3	11.7	6.7
Zinc contracts	1.5	(3.7)	(1.1)
Total	$22.9	$20.4	$5.7
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

The following table provides estimated fair values as of December 31, 2025 and September 30, 2025 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters ended December 31, 2025 and 2024, respectively:

	At December 31, 2025	For the Quarter Ended December 31, 2025
	Estimated Fair Value Asset (1)	Loss Recognized in Income (2)
Foreign currency contracts	$0.2	$(0.9)

	At September 30, 2025	For the Quarter Ended December 31, 2024
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)
Foreign currency contracts	$(0.5)	$(8.4)
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

Offsetting of derivative assets
		At December 31, 2025			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.8	$(0.6)	$0.2	$0.6	$(0.2)	$0.4

Offsetting of derivative liabilities
		At December 31, 2025			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.5)	$0.6	$(2.9)	$(5.0)	$0.2	$(4.8)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of December 31, 2025 and September 30, 2025 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	December 31, 2025	September 30, 2025
Deferred compensation	$(21.0)	$(20.6)
Derivatives - Foreign Currency contracts	(2.9)	(3.9)
Derivatives - Foreign Currency contracts (non-hedge)	0.2	(0.5)
Derivatives - Interest Rate Swap	21.0	25.3
Derivatives - Zinc contracts	2.6	1.5
Net (Liabilities)/Assets at estimated fair value	$(0.1)	$1.8

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at December 31, 2025 and September 30, 2025. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters ended December 31, 2025 or 2024.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At December 31, 2025, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At December 31, 2025, the fair market value of fixed rate long-term debt was $2,459.7 compared to its carrying value of $2,538.3, and at September 30, 2025, the fair market value of fixed rate long-term debt was $2,473.5 compared to its carrying value of $2,537.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2025	$(125.8)	$(116.9)	$1.1	$(3.3)	$19.3	$(225.6)
OCI before reclassifications	0.8	(0.2)	0.3	(0.4)	0.3	0.8
Reclassifications to earnings	—	1.0	0.5	1.2	(3.5)	(0.8)
Balance at December 31, 2025	$(125.0)	$(116.1)	$1.9	$(2.5)	$16.1	$(225.6)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended December 31,
	2025	2024
Details of AOCI Components	Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.6	$(0.1)	Cost of products sold
Interest rate contracts	(4.6)	(6.7)	Interest expense
Zinc contracts	0.6	(1.1)	Cost of products sold
	(2.4)	(7.9)	Earnings before income taxes
	0.6	1.9	Income tax expense
	$(1.8)	$(6.0)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	1.3	1.0	(2)
	(0.3)	(0.2)	Income tax benefit
	$1.0	$0.8	Net earnings
Total reclassifications to earnings	$(0.8)	$(5.2)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Supplemental Financial Statement Information

The components of Other items, net are as follows:

	For the Quarters Ended December 31,
	2025	2024
Other items, net
Interest income	$(0.7)	$(1.2)
Foreign currency exchange loss/(gain)	1.3	(3.8)
Pension cost other than service costs	0.5	—
Total Other items, net	$1.1	$(5.0)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The components of certain balance sheet accounts are as follows:

	December 31, 2025	September 30, 2025
Inventories
Raw materials and supplies	$136.3	$123.5
Work in process	223.2	227.8
Finished products	361.2	429.9
Total inventories	$720.7	$781.2
Other Current Assets
Miscellaneous receivables	$23.7	$25.2
Production credit receivables	54.2	78.2
Prepaid expenses	114.0	101.7
Value added tax collectible from customers	39.2	32.1
Other	23.1	20.3
Total other current assets	$254.2	$257.5
Property, Plant and Equipment
Land	$12.6	$12.7
Buildings	133.8	131.6
Machinery and equipment	863.3	840.6
Construction in progress	45.3	44.6
Finance Leases	58.0	57.9
Total gross property	1,113.0	1,087.4
Accumulated depreciation	(692.2)	(684.4)
Total property, plant and equipment, net	$420.8	$403.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$26.2	$16.7
Accrued trade allowances	81.9	76.1
Accrued freight and warehousing	39.2	41.6
Accrued salaries, vacations and incentive compensation	38.0	62.8
Accrued interest expense	17.5	16.3
Restructuring and related cost reserve	15.0	8.7
Income taxes payable	19.5	24.9
Other	113.5	105.7
Total other current liabilities	$350.8	$352.8
Other Liabilities
Pensions and other retirement benefits	$47.1	$48.3
Deferred compensation	18.0	17.9
Other non-current liabilities	42.9	26.8
Total other liabilities	$108.0	$93.0

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At December 31, 2025, the Company had approximately $15.2 of purchase obligations under these contracts.

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
•Changes in production costs, including raw material prices and transportation costs, from tariffs, inflation or otherwise, have adversely affected, and in the future could erode, our profit margins and negatively impact operating results.
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
•We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our operations.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 18, 2025.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs and the loss on extinguishment/modification of debt. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

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

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration and the Loss on extinguishment/modification of debt.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration and the loss on extinguishment/modification of debt, as well as the related tax impact for these items, calculated utilizing the statutory rate for the jurisdictions where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in Net sales or Segment profit that excludes or otherwise adjusts for the Acquisition impact, the Change in Highly inflationary markets and impact of currency from the changes in foreign currency exchange rates as defined below:

Acquisition Impact. The Company completed the Advanced Power Solutions (APS) acquisition on May 2, 2025. These adjustments include the impact of the operations associated with the acquired branded battery business. The Company transitioned from these branded businesses to legacy brands by December 31, 2025. This does not include the impact of acquisition and integration costs associated with this acquisition.
Change in Highly inflationary Markets. The Company is presenting separately all changes in sales and segment profit from our Egypt and Argentina affiliates due to the designation of the economies as highly inflationary as of October 1, 2024 and July 1, 2018, respectively.
Impact of currency. The Company evaluates the operating performance of our Company on a currency neutral basis. The Impact of Currency is the change in foreign currency exchange rates year-over-year on reported results, which is calculated by comparing the value of current year foreign operations at the current period USD exchange rate versus the value of current year foreign operations at the prior period USD exchange rate. The impact of currency also includes (gains)/losses of currency hedging programs, and it excludes highly inflationary markets.
Adjusted Comparisons. Detail for Adjusted Gross margin and Adjusted SG&A as a percent of sales are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities and acquisition and integration. A&P as a percentage of net sales, excluding the APS business, excludes the Net sales from the APS branded business. No material A&P was spent on these sales.

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

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during the third quarter of fiscal 2025 and recognized a credit of $9.7 during the first fiscal quarter of 2026. No credit was recorded in the first fiscal quarter of 2025 as the Company had not yet achieved reasonable assurance over the ability to claim the production credits.

The Company expects future year credits to be approximately $55 to $65 based on current regulations prior to the phase out period. Amounts recognized in the Consolidated (Condensed) Financial Statements are based on Management's judgment and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of the IRA to the extent more guidance is issued and the relevant implications to our Consolidated (Condensed) Financial Statements. Actual results could differ from management’s current estimate.

Acquisitions

On May 2, 2025, the Company acquired all the shares of APS. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition included $64.6 of Net sales and $5.3 of Segment profit for the Batteries and Lights segment during the three months ended December 31, 2025.

The Company recorded $0.5 and $1.2 in SG&A of legal fees and other costs associated with this acquisition during the quarters ended December 31, 2025 and 2024, respectively.

Macroeconomic Environment

We continue to operate in an inflationary environment where macro-economic pressures and geopolitical instability are expected to continue in fiscal 2026. The risks of future negative impacts due to higher tariffs, transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company could continue to experience corresponding incremental costs and gross margin pressures as well as currency headwinds throughout the year. Macro-economic pressures and geopolitical instability could also result in softening consumer demand, which could negatively impact the Company's forecasted financial results and operations.

We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation strategies to offset the financial and operational impact of tariffs, as well as the associated timing to implement such strategies. As anticipated, the Company was negatively impacted in the first fiscal quarter by transitional tariff costs levied at higher than current rates, as well as the effects of ongoing tariffs and network inefficiencies as we rebalance our network. The Company extended Project Momentum into fiscal 2026 to help neutralize the impact of the tariffs. For the full fiscal year, the impact of tariffs will be largely offset through pricing, initiatives to relocate production capacity to the U.S. and lower tariff exposure locations, shifting and diversifying sourcing partners, investing internally to drive operational efficiencies, maximizing production credits and productivity initiatives.

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

As of September 30, 2025, the Company successfully realized approximately $206 of savings from Project Momentum during the first three years of the program. The savings were primarily within COGS and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. In the quarter ended December 31, 2024, the total Project Momentum restructuring and related pre-tax costs were $20.3. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the three months ended December 31, 2024, the Company incurred incremental costs of $14.0, primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The network transition activities as part of Project Momentum are complete and the Company does not anticipate significant network transition costs in fiscal 2026.

Project Momentum - Tariff Mitigation & Operational Efficiency Program

During the fourth quarter of fiscal 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. This will be achieved specifically through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS NV manufacturing facility, the redesign of and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives.

The total estimated restructuring and related pre-tax costs associated with the fourth year of the program is expected to be between $35.0 and $40.0 with additional restructuring related costs of $25.0 to $30.0 related to U.S. manufacturing efficiency initiatives and capital expenditures of $25.0 to $35.0. The estimated savings expected to be achieved through the fourth year of the program are $15.0 to $20.0, along with tariff mitigation and cost avoidance of $15.0 to $25.0. Since the plan was initially set, tariff rates have been slightly reduced resulting in a lower tariff mitigation impact from the program, with no material impact to the Company's overall run rate. Costs and savings are expected to be fully realized by September 30, 2026. Through December 31, 2025, the Company has realized approximately $2 of savings and $1 of cost avoidance.

During the quarter ended December 31, 2025, the Company incurred $30.9 of pre-tax restructuring and related costs associated with the initiatives. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, decommissioning and other exit related costs as well as restructuring related costs to optimize the Company's cost structure and operating efficiency in the U.S. as we exit less productive lines while still expanding our U.S. manufacturing production. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Refer to Note 4 Restructuring for further details.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the restructuring and related costs for the quarters ended December 31, 2025 would be incurred within the Batteries & Lights segment in the amount of $30.3 and the Auto Care segment in the amount of $0.6. The Company's restructuring and related costs for the quarter ended December 31, 2024 would be incurred within the Batteries & Lights segment in the amount of $18.7 and the Auto Care segment in the amount of $1.6.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported a first fiscal quarter Net loss of $3.4, or a loss of $0.05 per common share, compared to Net earnings of $22.3, or $0.30 per common share, in the prior year first fiscal quarter. Adjusted Diluted net earnings per common share was $0.31 for the first fiscal quarter as compared to $0.67 in the prior year quarter.
Net (loss)/earnings and Diluted net (loss)/earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, acquisition and integration costs and the Loss on extinguishment/modification of debt as described in the tables below. The impact of these items is provided below as a reconciliation of Net (loss)/earnings and Diluted net (loss)/earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended December 31,
	2025	2024
Net (loss)/earnings	$(3.4)	$22.3
Pre-tax adjustments
Restructuring and related costs (1)	30.9	20.3
Network transition costs (2)	—	14.0
Acquisition and integration (3)	0.5	1.2
Loss on extinguishment/modification of debt	0.9	0.1
Total adjustments, pre-tax	$32.3	$35.6
Total adjustments, after tax (4)	$24.7	$27.1
Adjusted Net earnings (4)	$21.3	$49.4

Diluted net (loss)/earnings per common share	$(0.05)	$0.30
Adjustments (per common share)
Restructuring and related costs	0.34	0.21
Network transition costs	—	0.15
Acquisition and integration	0.01	0.01
Loss on extinguishment/modification of debt	0.01	—
Adjusted Diluted net earnings per diluted common share	$0.31	$0.67
Weighted average shares of common stock - Diluted	68.4	73.2
Adjusted Weighted average shares of common stock - Diluted (5)	69.3	73.2
Currency, excluding highly inflationary markets, favorably impacted the quarter ended December 31, 2025 by $4.5 in Loss before income taxes, or $0.05 per share, compared to the prior year quarter.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended December 31,
	2025	2024
Cost of products sold - Restructuring	$9.2	$9.4
Cost of products sold - U.S. operating efficiency project	6.1	—
SG&A - Restructuring costs	15.6	4.8
SG&A - IT Enablement	—	6.1
Total Restructuring and related costs	$30.9	$20.3
(2) This represents incremental network transition costs, primarily related to freight and third-party packaging support, to maintain business continuity and service our customers as the Company decommissions certain facilities and relocates production and packaging lines as part of Project Momentum. These costs were recorded in COGS on the Consolidated (Condensed) Statement of Earnings.
(3) Acquisition and integration costs were recorded in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(4) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended December 31, 2025 and 2024 was 22.5% and 24.8%, respectively, as calculated utilizing the statutory rate for the jurisdictions where the costs were incurred.
(5) For the quarter ended December 31, 2025, the Adjusted Weighted average shares of common stock - Diluted includes the dilutive impact of our outstanding performance shares and restricted stock as they are dilutive to the calculation.
Highlights

Total Net sales	For the Quarter Ended December 31, 2025
	$ Change	% Chg
Net sales - prior year	$731.7
Organic	(31.2)	(4.3)%
Acquisition impact	64.6	8.8%
Change in highly inflationary markets	0.1	—%
Impact of currency	13.7	2.0%
Net Sales - current year	$778.9	6.5%
See non-GAAP measure disclosures above.

Net sales were $778.9 for the first fiscal quarter of 2026, an increase of $47.2 as compared to the prior year quarter. Organic Net sales declined 4.3%, primarily driven by the following items:

•Volumes declined 4.5% due to softer consumer demand in the U.S. across both segments, and higher storm activity in the prior year, partially offset by Batteries & Lights distribution gains and growth in ecommerce; and

•Pricing increases of 0.2% driven by tariffs and innovation, primarily in the Batteries & Lights segment, partially offset the volume declines.

The APS acquisition completed on May 2, 2025 contributed $64.6 to Net sales.

Gross margin percentage on a reported basis for the first fiscal quarter of 2026 was 32.9%, compared to 36.8% in the prior year. For the quarter ended December 31, 2025, excluding restructuring and related costs in the current and prior year of $15.3 and $9.4, respectively, and prior year network transition costs of $14.0, Adjusted Gross margin was 34.9% compared to 40.0% in the prior year.

For the Quarter Ended December 31, 2025
Gross margin - FY'25 Reported	36.8%
Prior year impact of restructuring and related costs and network transition costs	3.2%
Gross margin - FY'25 Adjusted	40.0%
FY26 production credits	1.4%
Pricing	0.2%
Tariffs	(2.9)%
Acquisition impact	(1.7)%
Product mix	(1.5)%
Product cost impacts	(0.8)%
Currency impacts, including highly inflationary markets	0.2%
Gross margin - FY'26 Adjusted	34.9%
Current year impact of restructuring and related costs	(2.0)%
Gross margin - FY'26 Reported	32.9%

Adjusted Gross margin decline was driven by increased input costs from production inefficiencies associated with rebalancing our network, increased tariff costs, unfavorable product mix and the lower margin profile of the APS business. These declines were partially offset by the production tax credit of $9.7 and benefits from price increases implemented to offset tariff impacts.

SG&A was $149.3 in the first fiscal quarter of 2026, or 19.2% of Net sales, as compared to $131.3, or 17.9% of Net sales, in the prior year period. Included in SG&A during the first fiscal quarter of 2026 and 2025 were acquisition and integration costs of $0.5 and $1.2, respectively, and restructuring and related costs of $15.6 and $10.9, respectively. Excluding these items, adjusted SG&A was $133.2, or 17.1% of Net sales in the first fiscal quarter of 2026, as compared to $119.2, or 16.3% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS business of $6.8, investment in digital transformation and growth initiatives, as well as increased legal fees, recycling fees and stock compensation expense. The increase was partially offset by Project Momentum savings of approximately $2 in the quarter.
Advertising and sales promotion expense (A&P) was $49.2, or 6.3% of net sales, in the first fiscal quarter of 2026, as compared to $53.4, or 7.3% of Net sales, in the first fiscal quarter of 2025. Excluding the impact of the APS business, A&P expense was 6.9% of Net sales in the current year.
R&D was $7.8, or 1.0% of Net sales, for the quarter ended December 31, 2025, as compared to $8.0, or 1.1% of Net sales, in the prior year comparative period.
Interest expense was $39.1 for the first fiscal quarter of 2026, compared to $37.0 for the prior year comparative period. The increase in interest expense was due to a higher average debt balance in the current year quarter.
Loss on extinguishment/modification of debt was $0.9 and $0.1 for the first fiscal quarters of 2026 and 2025, respectively, related to the Company's early payment of $90.0 and $22.0, respectively, outstanding on the term loan.
Other items, net was expense of $1.1 and a benefit of $5.0 for the first fiscal quarters of 2026 and 2025, respectively.

	For the Quarters Ended December 31,
Other items, net	2025	2024
Interest income	$(0.7)	$(1.2)
Foreign currency exchange loss/(gain)	1.3	(3.8)
Pension cost other than service costs	0.5	—
Total Other items, net	$1.1	$(5.0)
The effective tax rate on a year to date basis was a benefit of 29.2% as compared to expense of 25.9% in the prior year.

Excluding the impact of restructuring and related costs, network transition costs, acquisition and integration costs and the Loss on extinguishment/modification in debt, the year to date adjusted effective tax rate was 22.5% as compared to 24.8% in the prior year. The current year rate is lower due to the production tax credits recorded in the current year.

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

Segment Net Sales	Quarter Ended December 31, 2025
	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$632.4
Organic	(24.3)	(3.8)%
Acquisition impact	64.6	10.2%
Change in highly inflationary markets	0.2	—%
Impact of currency	12.3	1.9%
Net sales - current year	$685.2	8.3%

Auto Care
Net sales - prior year	$99.3
Organic	(6.9)	(6.9)%
Change in highly inflationary markets	(0.1)	(0.1)%
Impact of currency	1.4	1.4%
Net sales - current year	$93.7	(5.6)%

Total Net Sales
Net sales - prior year	$731.7
Organic	(31.2)	(4.3)%
Acquisition impact	64.6	8.8%
Change in highly inflationary markets	0.1	—%
Impact of currency	13.7	2.0%
Net sales - current year	$778.9	6.5%

Results for the Quarter Ended December 31, 2025

Batteries & Lights reported Net Sales increased 8.3% as compared to the prior year period driven by the APS Net sales of $64.6, or 10.2%. Organic net sales declined $24.3, or 3.8%, for the first fiscal quarter due to decreased volumes from softer consumer demand in the U.S. in October and November and higher storm activity in the prior year, partially offset by distribution gains and ecommerce (approximately 4.5%). Pricing increases (approximately 0.7%) from tariffs and innovation partially offset the volume decline.

Auto Care reported Net Sales decreased 5.6% as compared to the prior year period, driven by an organic net sales decline of $6.9, or 6.9%. The decline was driven by volume declines due to broader consumer softness in the U.S. and lapping international distribution gains in the prior year (approximately 4.6%), as well as a shift in product mix in the quarter (approximately 2.3%).

Segment Profit	Quarter Ended December 31, 2025
	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$119.3
Organic	(23.0)	(19.3)%
Acquisition impact	5.3	4.4%
Change in highly inflationary markets	(0.1)	(0.1)%
Impact of currency	4.2	3.6%
Segment profit - current year	$105.7	(11.4)%

Auto Care
Segment profit - prior year	20.5
Organic	(12.1)	(59.0)%
Change in highly inflationary markets	(0.1)	(0.5)%
Impact of currency	0.8	3.9%
Segment profit - current year	$9.1	(55.6)%

Total Segment Profit
Segment profit - prior year	139.8
Organic	(35.1)	(25.1)%
Acquisition impact	5.3	3.8%
Change in highly inflationary markets	(0.2)	(0.1)%
Impact of currency	5.0	3.5%
Segment profit - current year	$114.8	(17.9)%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to (loss)/earnings before income taxes.

Results for the Quarter Ended December 31, 2025

Global reported segment profit declined 17.9% as compared to the prior year. Organic profit declined was $35.1, or 25.1%, driven by the decline in organic net sales and increased input costs and SG&A in the current year. This is partially offset by the decline in A&P year over year.

Batteries & Lights reported segment profit decreased by 11.4% as compared to the prior year. Organic segment profit decreased by $23.0, or 19.3%, due to a decline in organic net sales as well as the increased input costs from the direct impact of tariffs, the temporary costs as we transitioned the network to address tariff headwinds, and the inclusion of the lower-margin APS business. This was partially offset by a decline in A&P spending year over year.

Auto Care reported segment profit decreased by 55.6% as compared to the prior year. Organic segment profit declined $12.1, or 59.0%, due to a decline in organic net sales as well as increased input costs from tariffs. This decline in gross margin was slightly offset by a decline in SG&A and A&P spending as compared to the prior year.

General Corporate	For the Quarters Ended December 31,
	2025	2024
General corporate and other expenses	$33.1	$27.4
% of Net Sales	4.2%	3.7%

For the quarter ended December 31, 2025, general corporate and other expenses were $33.1, an increase of $5.7 as compared to the prior year comparative period driven by increased stock compensation and legal fees.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2025 filed with the Securities and Exchange Commission on November 18, 2025 for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At December 31, 2025, Energizer had $214.8 of cash and cash equivalents, approximately 90% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a Senior Secured Term Loan (Term Loan) of $765.7 due in 2032 and a $500 Revolving Credit Facility (Revolving Facility) due in 2030. Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.2. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, adjusted SOFR or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. During the first fiscal quarter, the Company paid down $92.2 of borrowings on the Term Loan.

As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of December 31, 2025. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $149.5 in the three months ended December 31, 2025, as compared to $77.0 in the prior year period. This change in cash flows of $72.5 was primarily driven by working capital changes, year-over-year, of approximately $63 as well as the net refund from production tax credits received in the first fiscal quarter of $34.6, partially offset by the decline in net earnings of $25.7. The working capital change was primarily a result of a decrease in year-over-year inventory of approximately $87 as the Company has worked through much of the plastic free packaging transition build up and is working to get inventory to more normalized levels after the transition and tariff mitigation initiatives.

Investing Activities

Net cash used by investing activities was $25.3 and $34.7 for the three months ended December 31, 2025 and 2024, respectively, and primarily related to capital expenditures during the period.

Total investing cash outflows of approximately $75 to $85 are anticipated in fiscal 2026 for capital expenditures. This includes normal capital replacement, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum Tariff and Operational Efficiency initiatives.

Financing Activities

Net cash used by financing activities was $145.8 for the three months ended December 31, 2025 as compared to $56.1 in the prior fiscal year period. For the three months ended December 31, 2025, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $92.5, primarily related to the Term Loan payments;

•Net decrease in debt with original maturities of 90 days or less of $16.0 primarily related to international borrowings;

•Debt issuance costs from the Senior Note offering which was finalized in the fourth fiscal quarter of 2025 of $1.5;

•Common stock repurchases of $4.5 at an average price of $18.26 per share (see below);

•Dividends paid on common stock of $23.3 (see below); and

•Taxes paid for withheld share-based payments of $8.0.

For the three months ended December 31, 2024, cash used by financing activities consisted of the following:

•Payments of debt with maturities greater than 90 days of $25.2 primarily related to term loan principal payments;

•Net increase in debt with original maturities of 90 days or less of $0.2 primarily related to international borrowings;

•Dividends paid on common stock of $23.6; and

•Taxes paid for withheld share-based payments of $7.5.

Dividends and Share Repurchases

On November 10, 2025, the Board of Directors declared a cash dividend for the first quarter of fiscal 2026 of $0.30 per share of common stock, payable on December 10, 2025. On January 30, 2026, the Board of Directors declared a cash dividend for the second quarter of fiscal 2026 of $0.30 per share of common stock, payable on March 11, 2026, to all shareholders of record as of the close of business on February 18, 2026.

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock, which replaced the Company's prior authorization. During the quarter ended December 31, 2025, the Company repurchased approximately 245,000 shares for $4.5, at an average price of $18.26 per share, under this authorization. The Company had 3.3 million shares remaining under this authorization at December 31, 2025.

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

Other Matters

Environmental Matters & Legal Matters

Accrued environmental costs at December 31, 2025 were $9.8. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below:

The Company has a contractual commitment to repay its long-term debt of $3,304.0 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $8.6 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at December 31, 2025 is $715.7, with $142.7 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $500.0 of variable rate debt. Refer to Note 9, Debt, for further details.

The Company has an obligation to pay a mandatory transition tax of $7.1 due in the second fiscal quarter of fiscal 2026.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 15 years is $15.2, of which $3.9 such amount is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at December 31, 2025 are $140.1 and $87.9, respectively. Within the next twelve months, operating and finance lease payments are expected to be $17.4 and $4.6, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At December 31, 2025 and September 30, 2025, Energizer had unrealized pre-tax losses of $2.9 and $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2025 levels over the next twelve months, $2.8 of the pre-tax loss included in Accumulated other comprehensive loss at December 31, 2025 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2027.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a loss of $0.9 and $8.4 for the quarters ended December 31, 2025 and 2024, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2027. There were 16 open contracts at December 31, 2025, with a total notional value of approximately $30. The Company had unrealized pre-tax gain of $2.6 and $1.5 on these hedges as of December 31, 2025 and September 30, 2025, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2025, Energizer had variable rate debt outstanding of $766.2 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Facility at December 31, 2025.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at December 31, 2025.

At December 31, 2025 and September 30, 2025, Energizer recorded a unrealized pre-tax gain of $21.0 and $25.3 on the interest rate swap, respectively. For the quarter ended December 31, 2025, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 4.02%.

Highly inflationary Market

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of December 31, 2025.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2025, which was filed with the Securities and Exchange Commission on November 18, 2025, contains a detailed discussion of risk factors that could materially adversely affect our business, operating results or financial condition. There have been no material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the first quarter of fiscal 2026 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31	—	—	—	3,500,000
November 1 - November 30	—	—	—	3,500,000
December 1 - December 31	245,042	18.26	245,042	3,254,958
Total	245,042	18.26	245,042	3,254,958
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Sixth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2024).

4.1*	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2*	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3*	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.4*	Supplemental Indenture, dated January 2, 2026, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee.

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	February 5, 2026