Form 10-Q
period 2026-03-31
ENERGIZER HOLDINGS, INC.
filed 2026-05-05
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 1, 2026: 68,473,485.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$643.3	$662.9	$1,422.2	$1,394.6
Cost of products sold	384.5	403.9	906.8	866.0
Gross profit	258.8	259.0	515.4	528.6
Selling, general and administrative expense	133.1	136.0	282.4	267.3
Advertising and sales promotion expense	19.0	20.8	68.2	74.2
Research and development expense	7.6	8.1	15.4	16.1
Amortization of intangible assets	12.5	14.7	26.5	29.4
Interest expense	39.3	38.0	78.4	75.0
Loss on extinguishment/modification of debt	—	5.2	0.9	5.3
Other items, net	25.6	(0.2)	26.7	(5.2)
Earnings before income taxes	21.7	36.4	16.9	66.5
Income tax provision	11.6	8.1	10.2	15.9
Net earnings	$10.1	$28.3	6.7	50.6

Basic net earnings per common share	$0.15	$0.39	$0.10	$0.70
Diluted net earnings per common share	$0.15	$0.39	$0.10	$0.69

Weighted average shares of common stock - Basic	68.5	72.2	68.5	72.1
Weighted average shares of common stock - Diluted	69.1	73.3	69.2	73.3

Statements of Comprehensive Income:
Net earnings	$10.1	$28.3	$6.7	$50.6
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	9.5	(8.2)	10.3	(15.9)
Pension activity, net of tax of $0.2 and $0.5 for the quarter and six months ended March 31, 2026, respectively and $0.2 and $0.4 for the quarter and six months ended March 31, 2025, respectively.	25.4	—	26.2	2.6
Deferred gain/(loss) on hedging activity, net of tax of $0.3 and $(0.3) for the quarter and six months ended March 31, 2026 and $(3.9) and $0.0, for the quarter and six months ended March 31, 2025, respectively.	1.0	(11.7)	(0.6)	(0.9)
Total comprehensive income	$46.0	$8.4	$42.6	$36.4

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2026	September 30, 2025
Current assets
Cash and cash equivalents	$172.5	$236.2
Trade receivables, less allowance for doubtful accounts of $7.9 and $8.3, respectively	309.6	404.2
Inventories	743.6	781.2
Other current assets	273.8	257.5
Total current assets	1,499.5	1,679.1
Property, plant and equipment, net	392.8	403.0
Operating lease assets	85.8	93.2
Goodwill	1,048.1	1,051.2
Other intangible assets, net	979.3	1,005.5
Deferred tax assets	166.3	166.6
Other assets	227.3	158.1
Total assets	$4,399.1	$4,556.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$8.6	$8.6
Current portion of finance leases	1.6	1.5
Notes payable	0.5	13.7
Accounts payable	393.4	402.2
Current operating lease liabilities	12.2	16.2
Other current liabilities	315.7	352.8
Total current liabilities	732.0	795.0
Long-term debt	3,304.6	3,407.9
Operating lease liabilities	79.1	84.8
Deferred tax liabilities	9.6	6.1
Other liabilities	100.6	93.0
Total liabilities	4,225.9	4,386.8
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	594.4	603.5
Retained earnings	47.9	87.0
Treasury stock	(280.2)	(295.8)
Accumulated other comprehensive loss	(189.7)	(225.6)
Total shareholders' equity	173.2	169.9
Total liabilities and shareholders' equity	$4,399.1	$4,556.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Six Months Ended March 31,
	2026	2025
Cash Flow from Operating Activities
Net earnings	$6.7	$50.6
Adjustments to reconcile net earnings to net cash flow from operating activities:
Non-cash integration and restructuring charges	24.4	5.2
Depreciation and amortization	62.7	62.7
Production credits	22.8	—
IEEPA tariff refund receivable	(49.9)	—
Deferred income taxes	3.6	2.6
Share-based compensation expense	16.0	13.4
Settlement loss on U.K. pension plan termination	26.1	—
Loss on extinguishment of debt	0.9	1.1
Exchange loss/(gain) included in income	3.1	(3.4)
Non-cash items included in income, net	5.7	5.7
Other, net	(15.3)	(8.0)
Changes in current assets and liabilities used in operations	41.0	(65.7)
Net cash from operating activities	147.8	64.2

Cash Flow from Investing Activities
Capital expenditures	(43.0)	(55.6)
Proceeds from sale of assets	1.1	—
Acquisitions, net of cash acquired	—	(0.1)
Net cash used by investing activities	(41.9)	(55.7)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	198.2
Payments on debt with maturities greater than 90 days	(95.0)	(220.7)
Net (decrease)/increase in debt with original maturities of 90 days or less	(14.5)	0.4
Debt issuance costs	(1.5)	(6.3)
Payment of acquisition indemnification hold back	(0.7)	(0.5)
Common stock purchased (inclusive of excise tax of $0.9)	(5.4)	—
Dividends paid on common stock	(43.9)	(45.3)
Taxes paid for withheld share-based payments	(8.0)	(7.5)
Net cash used by financing activities	(169.0)	(81.7)

Effect of exchange rate changes on cash	(0.6)	(4.4)

Net decrease in cash, cash equivalents, and restricted cash	(63.7)	(77.6)
Cash, cash equivalents, and restricted cash, beginning of period	236.2	216.9
Cash, cash equivalents, and restricted cash, end of period	$172.5	$139.3

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2025	68,210	$0.8	$603.5	$87.0	$(225.6)	$(295.8)	$169.9
Net loss	—	—	—	(3.4)	—	—	(3.4)
Share-based payments	—	—	8.7	—	—	—	8.7
Common stock purchased	(245)	—	—	—	—	(4.5)	(4.5)
Activity under stock plans	504	—	(25.0)	(3.0)	—	20.0	(8.0)
Dividends to common shareholders ($0.30 per share)	—	—	—	(21.4)	—	—	(21.4)
December 31, 2025	68,469	$0.8	$587.2	$59.2	$(225.6)	$(280.3)	$141.3
Net earnings	—	—	—	10.1	—	—	10.1
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	4	—	(0.1)	—	—	0.1	—
Dividends to common shareholders ($0.30 per share)	—	—		(21.4)	—	—	(21.4)
Other comprehensive loss	—	—	—	—	35.9	—	35.9
March 31, 2026	68,473	$0.8	$594.4	$47.9	$(189.7)	$(280.2)	$173.2

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6
Net earnings	—	—	—	28.3	—	—	28.3
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	11	—	(0.3)	(0.1)	—	0.4	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.4)	—	—	—	(22.4)
Other comprehensive loss	—	—	—	—	(19.9)	—	(19.9)
March 31, 2025	72,192	$0.8	$613.8	$(79.9)	$(194.8)	$(206.0)	$133.9

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of this guidance on our disclosures.

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and six months ended March 31, 2026 and 2025:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales by products	2026	2025	2026	2025
Batteries	$455.6	$470.1	$1,122.1	$1,077.0
Auto Care	170.1	174.9	263.8	274.2
Lights	17.6	17.9	36.3	43.4
Total Net Sales	$643.3	$662.9	$1,422.2	$1,394.6

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales by markets	2026	2025	2026	2025
North America Market	$353.3	$372.5	$711.8	$763.7
Modern Markets	104.4	98.9	279.2	244.9
Developing Markets	80.0	77.5	168.3	165.0
Distributors Markets	38.9	40.8	127.9	83.2
Global Professional Markets	66.7	73.2	135.0	137.8
Total Net Sales	$643.3	$662.9	$1,422.2	$1,394.6

(3) Acquisitions

APS Acquisition - On September 24, 2024, the Company entered into a share purchase agreement to acquire all the shares of Advanced Power Solutions (APS) for a contractual purchase price of EUR26.8, to be adjusted for closing net debt and working capital (APS Acquisition). On May 2, 2025, the Company completed the acquisition and the initial cash consideration transferred was EUR13.3 (USD$15.2). During the fourth fiscal quarter of 2025, the working capital and net debt settlement was

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

finalized and the Company paid an additional EUR1.3 (USD$1.5) for a total purchase price of $16.7. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition added Net sales of $2.1 and $66.7 during the quarter and six months ended March 31, 2026, respectively. The acquisition also had Loss before income taxes of $1.7 and Earning before income taxes of $3.0 during the quarter and six months ended March 31, 2026, respectively.

The Company transitioned the majority of the acquired branded businesses to legacy brands as of December 31, 2025 resulting in a decline of acquisition sales in the current quarter.

The APS Acquisition is being accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The following table outlines the purchase price allocation as of the date of acquisition:

Cash and cash equivalents	$2.5
Trade receivables	0.2
Inventories	35.3
Other current assets	7.1
Property, plant and equipment, net	10.0
Operating lease assets	14.6
Deferred tax asset	0.7
Other assets	4.1
Current portion of finance leases	(0.3)
Notes payable	(13.1)
Accounts payable	(18.5)
Current operating lease liabilities	(1.1)
Other current liabilities	(12.3)
Long-term debt	(0.9)
Operating lease liabilities	(13.4)
Other liabilities	(0.9)
Total identified net assets	$14.0
Goodwill	2.7
Net assets acquired	$16.7

The Company's purchase price allocation is final and the changes were related to finalizing legal contingencies and income tax considerations. The goodwill acquired in this acquisition is attributable to the value of the workforce acquired and was allocated to the Batteries and Lights segment and is not deductible for tax purposes.

Pro Forma Financial Information- Pro forma results for the APS Acquisition were not considered material and, as such, are not included.

Acquisition and Integration Costs - The Company recorded $1.6 and $2.1 of acquisition and integration costs in Selling, general and administrative expense (SG&A) during the quarter and six months ended March 31, 2026 primarily related to legal fees and other costs associated with these acquisitions. The Company also recorded $2.3 and $3.5 of acquisition and integration costs in Selling, general and administrative expense (SG&A) during the quarter and six months ended March 31, 2025.

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

Project Momentum - Tariff Mitigation & Operational Efficiency Program - During the fourth quarter of 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. The Company plans to achieve this through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS manufacturing facility, the redesign and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives. During the second quarter the Company continued to evaluate cost cutting initiatives and decided to outsource certain battery raw materials, which reduced the need for internal capacity resulting in a non-cash increase to the restructuring cost range for the write off of machinery and equipment.

The estimated restructuring and related pre-tax costs associated with this fourth year of the program is now expected to be between $60.0 and $70.0 with additional restructuring related costs of $20.0 to $25.0 around U.S. manufacturing efficiency initiatives. The increase in projected costs are primarily related to non-cash write-offs of machinery and equipment and costs related to an expansion of SG&A cost reduction initiatives. Restructuring costs for these initiatives were $26.5 and $51.3 for the quarter and six months ended March 31, 2026, respectively. Restructuring related costs were $5.0 and $11.1 for the quarter and six months ended March 31, 2026, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring for the quarters and six months ended March 31, 2026 and 2025 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Costs of products sold (COGS)
Severance and related benefit costs	$0.3	$0.1	$2.2	$0.2
Accelerated depreciation & fixed asset write-offs	19.3	2.5	22.0	3.3
Other restructuring related costs(1)	2.6	6.1	7.2	14.6
Selling, general and administrate expense (SG&A)
Severance and related benefit costs	3.5	0.8	18.3	2.1
Accelerated depreciation & fixed asset write-offs	—	—	—	0.9
Other restructuring related costs(2)	0.8	3.0	1.6	5.6
Other items, net
Entity liquidation	—	(0.3)	—	(0.3)
Momentum Restructuring Cost Total	$26.5	$12.2	$51.3	$26.4
US manufacturing efficiency project(3)	5.0	—	11.1	—
IT enablement(4)	—	5.4	$—	$11.5
Total restructuring and related costs	$31.5	$17.6	$62.4	$37.9
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
(4) Relates to operating expenses for new IT systems, primarily the organizational design and change management costs, which enabled the Company to complete restructuring initiatives, and a non-cash impairment of capitalized software. Costs are included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and six months ended March 31, 2026 would be incurred within the Batteries & Lights segment in the amount of $30.6 and $60.9 respectively, and the Auto Care segment in the amount of $0.9 and $1.5, respectively. For the quarter and six months ended March 31, 2025, the pre-tax restructuring and related costs would have been incurred within the Batteries & Lights segment in the amount of $15.7 and $34.4, respectively and the Auto Care segment in the amount of $1.9 and $3.5, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the restructuring and related costs reserve activity for the six months ended March 31, 2026 and 2025:

			Utilized
	September 30, 2025 (1)	Charge to Income	Cash	Non-Cash	March 31, 2026 (1)
Severance & termination related costs	$7.5	$20.5	$16.9	$—	$11.1
Accelerated depreciation & fixed asset write-offs	—	22.0	—	22.0	—
Other restructuring related costs	0.9	8.8	9.7	—	—
U.S. manufacturing efficiency project	—	11.1	8.7	2.4	—
IT enablement	0.3	—	0.3	—	—
Total restructuring and related costs	$8.7	$62.4	$35.6	$24.4	$11.1

			Utilized
	September 30, 2024	Charge to Income	Cash	Non-Cash	March 31, 2025
Severance & termination related costs	$7.2	$2.3	$3.4	$—	$6.1
Accelerated depreciation & fixed asset write-offs	—	4.2	—	4.2	—
Other restructuring related costs	12.4	19.9	27.0	(0.3)	5.6
IT enablement	2.1	11.5	10.9	2.2	0.5
Total restructuring and related costs	$21.7	$37.9	$41.3	$6.1	$12.2

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

Segment sales and profitability for the quarters and six months ended March 31, 2026 and 2025 are presented below, as well as the reconciliation from segment profit to Earnings before income taxes:

	For the Quarters Ended March 31,
	Batteries & Lights		Auto Care		Total
	2026	2025	2026	2025	2026	2025
Segment Net sales	$473.2	$488.0	$170.1	$174.9	$643.3	$662.9
Segment Cost of products sold	248.1	284.3	109.3	108.2	357.4	392.5
Segment Advertising and promotion expense	12.2	14.3	6.8	6.5	19.0	20.8
Other segment items (1)	79.2	77.1	25.4	25.0	104.6	102.1
Segment profit	$133.7	$112.3	$28.6	$35.2	$162.3	$147.5

Segment Depreciation and amortization	$15.0	$12.6	$3.6	$3.6	$18.6	$16.2

	For the Six Months Ended March 31,
	Batteries & Lights		Auto Care		Total
	2026	2025	2026	2025	2026	2025
Segment Net sales	$1,158.4	$1,120.4	$263.8	$274.2	$1,422.2	$1,394.6
Segment Cost of products sold	689.9	664.5	174.5	166.7	864.4	831.2
Segment Advertising and promotion expense	55.8	61.7	12.4	12.5	68.2	74.2
Other segment items (1)	173.3	162.6	39.2	39.3	212.5	201.9
Segment profit	$239.4	$231.6	$37.7	$55.7	$277.1	$287.3

Segment Depreciation and amortization	$29.7	$26.9	$6.5	$6.4	$36.2	$33.3
(1) The significant expense categories, COGS and advertising and promotion expense, align with the segment-level information that is regularly provided to the Chief Operating Decision Maker (CODM). Other segment items includes Research & development and segment SG&A.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Reconciliation of Total segment profit to Earnings before income taxes:

	Quarters Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Total segment profit	$162.3	$147.5	$277.1	$287.3
General corporate & other expenses (1)	(30.1)	(30.5)	(63.2)	(57.9)
Restructuring and related costs (2)	(31.5)	(17.6)	(62.4)	(37.9)
Network transition costs (3)	—	(2.7)	—	(16.7)
Acquisition and integration costs (4)	(1.6)	(2.3)	(2.1)	(3.5)
Amortization of intangible assets	(12.5)	(14.7)	(26.5)	(29.4)
Interest expense	(39.3)	(38.0)	(78.4)	(75.0)
Loss on extinguishment/modification of debt	—	(5.2)	(0.9)	(5.3)
Settlement loss on U.K pension plan termination (5)	(26.1)	—	(26.1)	—
Other items - Adjusted (6)	0.5	(0.1)	(0.6)	4.9
Total earnings before income taxes	$21.7	$36.4	$16.9	$66.5
(1) Recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Restructuring and related costs	2026	2025	2026	2025
Cost of products sold - Restructuring	$22.1	$8.7	$31.3	$18.1
Cost of products sold - U.S. operating efficiency project	5.0	—	11.1	—
SG&A - Restructuring costs	4.4	3.8	20.0	8.6
SG&A - IT Enablement	—	5.4	—	11.5
Other items, net	—	(0.3)	—	(0.3)
Total Restructuring and related costs	$31.5	$17.6	$62.4	$37.9

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
(5) During the quarter ended March 31, 2026, the Company terminated the U.K. pension plan and recorded a non-cash loss on the termination of the plan within Other items, Net.
(6) Below is the reconciliation of Other items, net as reflected on the Consolidated (Condensed) Statement of Earnings to the adjusted amount included in the table above:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Other items, net	$25.6	$(0.2)	$26.7	$(5.2)
Settlement loss on U.K. Pension plan termination (5 above)	26.1	—	26.1	—
Restructuring and related costs (2 above)	—	(0.3)	—	(0.3)
Other items - Adjusted	$0.5	$(0.1)	$(0.6)	$4.9

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	March 31, 2026	September 30, 2025
Batteries & Lights	$1,569.7	$1,631.0
Auto Care	365.8	382.3
Total segment assets	$1,935.5	$2,013.3
Corporate	436.2	486.7
Goodwill and other intangible assets	2,027.4	2,056.7
Total assets	$4,399.1	$4,556.7

Long-lived assets by country as of March 31, 2026 and September 30, 2025 are as follows:

Long-Lived Assets	March 31, 2026	September 30, 2025
United States	$618.9	$589.7
Singapore	64.4	41.8
Indonesia	37.1	39.2
United Kingdom	48.7	54.0
Other International	103.1	96.2
Total long-lived assets excluding goodwill and intangibles	$872.2	$820.9

Capital expenditures by segment for the quarters and six months ended March 31, 2026 and 2025 are as follows:

	For the Quarter Ended March 31,		For the Six Months Ended March 31,
Capital Expenditures	2026	2025	2026	2025
Batteries & Lights	$17.0	$19.9	$42.1	$53.9
Auto Care	0.7	1.1	0.9	1.7
Total segment capital expenditures	$17.7	$21.0	$43.0	$55.6

Geographic segment information for the quarters and six months ended March 31, 2026 and 2025 are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Net Sales to Customers	2026	2025	2026	2025
United States	$370.7	$391.8	$747.4	$793.2
International	272.6	271.1	674.8	601.4
Total net sales	$643.3	$662.9	$1,422.2	$1,394.6

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2026 and 2025:

(in millions, except per share data)	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Basic net earnings per share	2026	2025	2026	2025
Net earnings	$10.1	$28.3	$6.7	$50.6

Weighted average common shares outstanding - Basic	68.5	72.2	68.5	72.1
Basic net earnings per common share	$0.15	$0.39	$0.10	$0.70

Diluted net earnings per share
Weighted average common shares outstanding - Basic	68.5	72.2	68.5	72.1
Dilutive effect of RSU awards	0.3	0.4	0.3	0.5
Dilutive effect of performance shares	0.3	0.7	0.4	0.7
Weighted average common shares outstanding - Diluted	69.1	73.3	69.2	73.3
Diluted net earnings per common share	$0.15	$0.39	$0.10	$0.69

For the quarter and six months ended March 31, 2026 there were 1.2 million and 1.3 million antidilutive RSU shares not included in the diluted net earnings per share calculation. For the quarter and six months ended March 31, 2025 there were no antidilutive RSU shares.

Performance based RSU shares of 1.3 million were excluded as the performance targets for those awards had not been achieved as of the end of both the quarter and six months ended March 31, 2026. Performance based RSU shares of 0.9 million were excluded as the performance targets for those awards had not been achieved as of the end of both the quarter and six months ended March 31, 2025.

(7) Income Taxes

The effective tax rate for the six months ended March 31, 2026 was expense of 60.4% compared to 23.9% for the prior year comparative period. The current year expense is higher due to the non-cash settlement loss on the U.K. pension plan termination which does not have a statutory tax benefit, slightly offset by the impact of the production credits recorded in the current year. The Company achieved reasonable assurance over its ability to claim production credits under the Inflation Reduction Act of 2022 during the third fiscal quarter of 2025.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth goodwill by segment as of October 1, 2025 and March 31, 2026:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2025	$902.7	$148.5	$1,051.2
APS Acquisition	(1.2)	—	(1.2)
Cumulative translation adjustment	(2.3)	0.4	(1.9)
Balance at March 31, 2026	$899.2	$148.9	$1,048.1

Total intangible assets at March 31, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$154.9	$(50.6)	$—	$104.3
Customer relationships	394.9	(206.4)	(0.6)	187.9
Patents	34.4	(27.2)	—	7.2
Proprietary technology	172.5	(139.4)	—	33.1
Proprietary formulas	29.2	(18.3)	(5.3)	5.6
Total Amortizable intangible assets	785.9	(441.9)	(5.9)	338.1
Trademarks and trade names - indefinite lived	641.2	—	—	641.2
Total Other intangible assets, net	$1,427.1	$(441.9)	$(5.9)	$979.3

Total intangible assets at September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.0	$(46.4)	$—	$108.6
Customer relationships	395.0	(193.3)	(0.6)	201.1
Patents	34.5	(23.3)	—	11.2
Proprietary technology	172.5	(135.0)	—	37.5
Proprietary formulas	29.2	(17.6)	(5.3)	6.3
Total Amortizable intangible assets	786.2	(415.6)	(5.9)	364.7
Trademarks and trade names - indefinite lived	640.8	—	—	640.8
Total Other intangible assets, net	$1,427.0	$(415.6)	$(5.9)	$1,005.5

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	March 31, 2026	September 30, 2025
Senior Secured Term Loan Facility due 2032	$763.5	$857.9
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	750.7	762.7
6.00% Senior Notes due 2033	400.0	400.0
Capital lease obligations	49.3	50.3
Total long-term debt, including current maturities	3,338.5	3,445.9
Less Short term	$(10.2)	(10.1)
Less debt issuance fees and debt discount	(23.7)	(27.9)
Total long-term debt	3,304.6	$3,407.9
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and the Company paid debt issuance costs of $6.3 as of March 31, 2025 and recorded a Loss on extinguishment/modification of debt of $5.2 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income for the quarter ended March 31, 2025. On the Consolidated (Condensed) Statement of Cash Flows, the financing cash inflows and outflows associated with this transaction were determined on a lender-by-lender basis for the Term Loan.

During the six months ended March 31, 2026 and 2025, the Company pre-paid $90.0 and $22.0 of the Term Loan, respectively. The prepayment of the Term loan during the first six months of fiscal 2026 and 2025, as well as the refinancing during the second quarter of fiscal 2025, resulted in a loss on extinguishment/modification of debt of $0.9 and $5.3, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

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

As of March 31, 2026 and September 30, 2025, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of March 31, 2026. At March 31, 2026 and September 30, 2025, the Company's weighted average interest rate on short-term borrowings was 6.4% and 4.4%, respectively.

Notes payable - The Company had $0.5 in Notes payable at March 31, 2026 and $13.7 at September 30, 2025. The balances are comprised of other borrowings, including those from foreign affiliates.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of March 31, 2026, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of March 31, 2026 are as follows:

Long-term debt
One year	$8.6
Two year	8.6
Three year	1,383.6
Four year	759.4
Five year	8.6
Thereafter	1,120.4
Total long-term debt payments due	$3,289.2

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

As of March 31, 2026 and September 30, 2025, the Company had $30.9 and $45.1, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

The roll-forward of the Company's outstanding obligations confirmed as valid under the program for the quarter ended March 31, 2026 is as follows:

Total
Confirmed obligation as of September 30, 2025	$45.1
Confirmed invoice additions	90.4
Confirmed invoices paid	104.6
Confirmed obligation as of March 31, 2026	$30.9

(11) Pension Plans

The Company has several defined benefit pension plans covering many of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on various factors including years of service and in certain circumstances, earnings. Most plans are now frozen to new entrants and for additional service.

During fiscal 2024, the Trustees of the U.K. pension plan entered into a buy-in agreement with a third party insurance company. The buy-in arrangement is an insurance contract providing substantially all future benefit plan payments to the U.K. pension plan participants. However, the primary benefit obligation remained with the Company. All of the U.K. pension plan assets were transferred to the insurer in exchange for the insurance contract at the effective date of the buy-in agreement.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The buy-in arrangement also allowed for the conversion into a buy-out arrangement where the insurance company assumes full responsibility for the U.K. pension plan pension obligations. The buy out process was completed in January 2026. As a result, the Company derecognized the assets and liabilities of the pension plan and realized a non-cash settlement loss as a component of the net periodic pension cost of $26.1. This was related to the write off of the pension asset as well as the recognition of the unrecognized loss in Accumulated other comprehensive income.
The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended March 31,
	U.S.		International
	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.1
Interest cost	3.1	3.0	0.4	0.8
Expected return on plan assets	(3.8)	(3.9)	(0.4)	(0.8)
Amortization of unrecognized net losses	0.7	0.4	0.2	0.5
Settlement loss on U.K. pension plan termination	—	—	26.1	—
Net periodic (benefit)/cost	$—	$(0.5)	$26.4	$0.6

	For the Six Months Ended March 31,
	U.S.		International
	2026	2025	2026	2025
Service cost	$—	$—	$0.2	$0.2
Interest cost	6.1	6.1	1.3	1.6
Expected return on plan assets	(7.5)	(7.9)	(1.4)	(1.7)
Amortization of unrecognized net losses	1.4	0.9	0.8	1.0
Settlement loss on U.K. pension plan termination	—	—	26.1	—
Net periodic (benefit)/cost	$—	$(0.9)	$27.0	$1.1

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

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at March 31, 2026 and September 30, 2025, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2026, the Company had variable rate debt outstanding of $764.0 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Facility at March 31, 2026.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at March 31, 2026.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2026 and September 30, 2025, Energizer had an unrealized pre-tax loss of $1.3 and $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2026 levels, $1.3 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months. Contract maturities for these hedges extend into fiscal year 2027. There were 40 open foreign currency contracts at March 31, 2026, with a total notional value of approximately $89.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2027. There were 15 open contracts at March 31, 2026, with a total notional value of approximately $25. The Company had an unrealized pre-tax gain of $2.6 and $1.5 on these hedges at March 31, 2026 and September 30, 2025, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At March 31, 2026 and September 30, 2025, Energizer recorded an unrealized pre-tax gain of $20.7 and $25.3, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were seven open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2026, with a total notional value of approximately $119.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides the Company's estimated fair values as of March 31, 2026 and September 30, 2025, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and six months ended March 31, 2026 and 2025, respectively:

	At March 31, 2026	For the Quarter Ended March 31, 2026		For the Six Months Ended March 31, 2026
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)	(Loss)/Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$(1.3)	$—	$(1.6)	$(0.6)	$(3.2)
Interest rate swap	20.7	3.2	3.5	3.5	8.1
Zinc contracts	2.6	0.5	0.5	1.0	(0.1)
Total	$22.0	$3.7	$2.4	$3.9	$4.8

	At September 30, 2025	For the Quarter Ended March 31, 2025		For the Six Months Ended March 31, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	Gain/(Loss) Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(3.9)	$(3.3)	$2.1	$9.1	$2.2
Interest rate swap	25.3	(3.4)	5.1	8.3	11.8
Zinc contracts	1.5	(0.5)	1.2	(2.0)	2.3
Total	$22.9	$(7.2)	$8.4	$15.4	$16.3
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

The following table provides estimated fair values as of March 31, 2026 and September 30, 2025 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters ended and six months ended March 31, 2026 and 2025, respectively:

	At March 31, 2026	For the Quarter Ended March 31, 2026	For the Six Months Ended March 31, 2026
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$(1.2)	$(1.2)	$(2.1)

	At September 30, 2025	For the Quarter Ended March 31, 2025	For the Six Months Ended March 31, 2025
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$(0.5)	$3.5	$(4.9)
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

Offsetting of derivative assets
		At March 31, 2026			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$0.8	$(0.3)	$0.5	$0.6	$(0.2)	$0.4

Offsetting of derivative liabilities
		At March 31, 2026			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.3)	$0.3	$(3.0)	$(5.0)	$0.2	$(4.8)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of March 31, 2026 and September 30, 2025 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	March 31, 2026	September 30, 2025
Deferred compensation	$(18.3)	$(20.6)
Derivatives - Foreign Currency contracts	(1.3)	(3.9)
Derivatives - Foreign Currency contracts (non-hedge)	(1.2)	(0.5)
Derivatives - Interest Rate Swap	20.7	25.3
Derivatives - Zinc contracts	2.6	1.5
Net Assets at estimated fair value	$2.5	$1.8

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at March 31, 2026 and September 30, 2025. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters or six months ended March 31, 2026 or 2025.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At March 31, 2026, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At March 31, 2026, the fair market value of fixed rate long-term debt was $2,412.4 compared to its carrying value of $2,525.7, and at September 30, 2025, the fair market value of fixed rate long-term debt was $2,473.5 compared to its carrying value of $2,537.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2025	$(125.8)	$(116.9)	$1.1	$(3.3)	$19.3	$(225.6)
OCI before reclassifications	10.3	(0.2)	0.8	(0.4)	2.7	13.2
Reclassifications to earnings	—	26.4	0.1	2.4	(6.2)	22.7
Balance at March 31, 2026	$(115.5)	$(90.7)	$2.0	$(1.3)	$15.8	$(189.7)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.6	$(2.1)	$3.2	$(2.2)	Cost of products sold
Interest rate contracts	(3.5)	(5.1)	(8.1)	(11.8)	Interest expense
Zinc contracts	(0.5)	(1.2)	0.1	(2.3)	Cost of products sold
	(2.4)	(8.4)	(4.8)	(16.3)	Earnings before income taxes
	0.5	2.1	1.1	4.0	Income tax expense
	$(1.9)	$(6.3)	$(3.7)	$(12.3)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.9	0.9	2.2	1.9	(2)
Settlement loss on U.K. Pension plan termination	24.8	—	24.8	—	(2)
	25.7	0.9	27.0	1.9	Earnings before income taxes
	(0.3)	(0.3)	(0.6)	(0.5)	Income tax benefit
	$25.4	$0.6	$26.4	$1.4	Net earnings
Total reclassifications to earnings	$23.5	$(5.7)	$22.7	$(10.9)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(14) Supplemental Financial Statement Information

The components of Other items, net are as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Other items, net
Interest income	$(2.5)	$(0.6)	$(3.2)	$(1.8)
Foreign currency exchange loss/(gain)	1.8	0.4	3.1	(3.4)
Pension cost other than service costs and settlement loss	0.2	—	0.7	—
Settlement loss on U.K. pension plan termination	26.1	—	26.1	—
Total Other items, net	$25.6	$(0.2)	$26.7	$(5.2)

The components of certain balance sheet accounts are as follows:

	March 31, 2026	September 30, 2025
Inventories
Raw materials and supplies	$138.7	$123.5
Work in process	248.8	227.8
Finished products	356.1	429.9
Total inventories	$743.6	$781.2
Other Current Assets
Miscellaneous receivables	$21.9	$25.2
Production credit receivables	68.8	78.2
Prepaid expenses	126.1	101.7
Value added tax collectible from customers	31.7	32.1
Other	25.3	20.3
Total other current assets	$273.8	$257.5
Property, Plant and Equipment
Land	$12.6	$12.7
Buildings	129.8	131.6
Machinery and equipment	850.2	840.6
Construction in progress	36.3	44.6
Finance Leases	57.3	57.9
Total gross property	1,086.2	1,087.4
Accumulated depreciation	(693.4)	(684.4)
Total property, plant and equipment, net	$392.8	$403.0

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Other Current Liabilities
Accrued advertising, sales promotion and allowances	$14.5	$16.7
Accrued trade allowances	57.1	76.1
Accrued freight and warehousing	38.3	41.6
Accrued salaries, vacations and incentive compensation	45.4	62.8
Accrued interest expense	16.4	16.3
Restructuring and related cost reserve	11.1	8.7
Income taxes payable	17.9	24.9
Other	115.0	105.7
Total other current liabilities	$315.7	$352.8

Other Liabilities
Pensions and other retirement benefits	$45.4	$48.3
Deferred compensation	15.6	17.9
Other non-current liabilities	39.6	26.8
Total other liabilities	$100.6	$93.0

Tariff refund - On February 20, 2026, the Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized and therefore deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund the IEEPA tariffs that were collected. As a result of these court rulings establishing the Company's legal right to a refund of the IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $64.3, which was recorded in Other assets on the Consolidated (Condensed) Balance Sheet. For the three and six months ended March 31, 2026, the Company recorded a $47.6 benefit in Cost of goods sold on the Consolidated (Condensed) Statements of Earnings and Comprehensive income and reduced the carrying value of inventory by $16.7 on the Consolidated (Condensed) Balance Sheet as of March 31, 2026.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At March 31, 2026, the Company had approximately $24.5 of purchase obligations under these contracts.

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
•We are subject to uncertainties regarding the International Emergency Economic Powers Act ("IEEPA") tariff refunds, including the timing of these refunds.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 18, 2025, Part II, Item 1A. "Risk Factors", and our subsequent filings with the SEC.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, acquisition and integration costs, the loss on extinguishment/modification of debt and the non-cash settlement loss on the U.K. pension plan termination. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

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

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, acquisition and integration, the Loss on extinguishment/modification of debt and the settlement loss on the U.K. pension plan termination.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, acquisition and integration, the loss on extinguishment/modification of debt and the settlement loss on the U.K. pension plan termination, as well as the related tax impact for these items, calculated utilizing the statutory rate for the jurisdictions where the impact was incurred.

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
Adjusted Comparisons. Detail for Adjusted Gross margin, Adjusted SG&A as a percent of sales and Adjusted Other items, net are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, acquisition and integration and the settlement loss on the U.K. pension plan termination. A&P as a percentage of net sales, excluding the APS business, excludes the Net sales from the APS branded business. No material A&P was spent on these sales.

Macroeconomic Environment and Tariffs

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA by the executive branch were unauthorized and therefore invalid. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties. On April 20, 2026, the CBP opened a portal for the refund process to begin for certain importers, although no timeline has yet been established for when the refunds will be paid. As a result of these court rulings establishing the Company's legal right to a refund of the IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $64.3. For the three and six months ended March 31, 2026, the Company recorded a $47.6 benefit in Cost of goods sold on the Consolidated (Condensed) Statements of Earnings and Comprehensive income and reduced the carrying value of inventory by $16.7 on the Consolidated (Condensed) Balance Sheet as of March 31, 2026. This inventory is expected to be sold in the third fiscal quarter of 2026. The Company has recorded the refund receivable in Other assets on the Consolidated (condensed) Balance Sheet. The refund timeline is still unclear and subject to changes in trade policy, and the Company has not initiated the refund process as of the filing date. Refer to Part I, item 1A. "Risk Factors" in our Form 10-K filed on November 18, 2025 for a full discussion of the risks associated with the global tariff environment.

Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation strategies to offset the financial and operational impact of tariffs, as well as the associated timing to implement such strategies.

Production Tax Credits under the Inflation Reduction Act

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

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during the third quarter of fiscal 2025 and recognized a credit of $11.7 and $21.4 during the quarter and six months ended March 31, 2026. No credit was recorded in the first or second fiscal quarter of 2025 as the Company had not yet achieved reasonable assurance over the ability to claim the production credits.

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

Acquisitions

On May 2, 2025, the Company acquired all of the shares of APS. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The acquisition included $2.1 and $66.7 of Net sales and $2.1 of Segment loss and $3.2 of Segment profit for the Batteries and Lights segment during the three and six months ended March 31, 2026, respectively. The Company transitioned the majority of the acquired branded businesses to legacy brands as of December 31, 2025 resulting in a decline of acquisition sales in the current quarter.

The Company recorded $1.6 and $2.1 in SG&A of legal fees and other costs associated with this acquisition during the quarter and six months ended ended March 31, 2026, respectively. The Company recorded $2.3 and $3.5 in SG&A of legal fees and other costs associated with the acquisition during the quarter and six months ended March 31, 2025.

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

As of September 30, 2025, the Company successfully realized approximately $206 of savings from Project Momentum during the first three years of the program. The savings were primarily within COGS and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. In the quarter and six months ended March 31, 2025, the total Project Momentum restructuring and related pre-tax costs were $17.6 and $37.9, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, a non-cash impairment of capitalized software, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

As a part of the planned Project Momentum decommissioning of certain facilities and relocation of multiple production and packaging lines, the Company incurred incremental costs related to network transition activities necessary to maintain business continuity. During the three and six months ended March 31, 2025, the Company incurred incremental costs of $2.7 and $16.7, respectively, primarily related to freight and third-party packaging support to ensure product availability for key customers during the movement and subsequent prove-in of the relocated lines. These costs were incurred within Cost of products sold on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income. The network transition activities as part of Project Momentum are complete and the Company does not anticipate significant network transition costs in fiscal 2026.

Project Momentum - Tariff Mitigation & Operational Efficiency Program

During the fourth quarter of fiscal 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. This will be achieved specifically through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS NV manufacturing facility, the redesign of and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives. During the second quarter the Company continued to evaluate cost cutting initiatives and decided to outsource certain battery raw materials, which reduced the need for internal capacity resulting in a non-cash increase to the restructuring cost range for the write off of machinery and equipment.

The total estimated restructuring and related pre-tax costs associated with the fourth year of the program is now expected to be between $60.0 and $70.0 with additional restructuring related costs of $20.0 to $25.0 related to U.S. manufacturing efficiency initiatives and capital expenditures of $25.0 to $35.0. The increase in projected costs are primarily related to non-cash write-offs of fixed assets and costs related to an expansion of SG&A cost reduction initiatives. The estimated savings expected to be achieved through the fourth year of the program are $20.0 to $25.0, along with tariff mitigation and cost avoidance of $10.0 to $15.0. Since the plan was initially set, tariff rates have been slightly reduced resulting in a lower tariff mitigation impact from the program, with no material impact to the Company's overall run rate. Costs and savings are expected to be fully realized by September 30, 2026. Through March 31, 2026, the Company has realized approximately $6 of savings and $4 of cost avoidance.

During the quarter and six months ended March 31, 2026, the Company incurred $31.5 and $62.4, respectively, of pre-tax restructuring and related costs associated with the initiatives. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, decommissioning and other exit related costs as well as restructuring related costs to optimize the Company's cost structure and operating efficiency in the U.S. as we exit less productive lines while still expanding our U.S. manufacturing production. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Refer to Note 4 Restructuring for further details.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and six months ended March 31, 2026 would be incurred within the Batteries & Lights segment in the amount of $30.6 and $60.9 respectively, and the Auto Care segment in the amount of $0.9 and $1.5, respectively. For the quarter and six months ended March 31, 2025, the pre-tax restructuring and related costs would have been incurred within the Batteries & Lights segment in the amount of $15.7 and $34.4, respectively, and the Auto Care segment in the amount of $1.9 and $3.5, respectively.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported second fiscal quarter Net earnings of $10.1, or $0.15 per common share, compared to Net earnings of $28.3, or $0.39 per common share, in the prior year second fiscal quarter. Adjusted Diluted net earnings per common share was $0.94 for the second fiscal quarter as compared to $0.67 in the prior year quarter.
For the six months ended March 31, 2026, the Company reported Net earnings of $6.7, or $0.10 per common share, compared to Net earnings of $50.6, or $0.69 per common share, in the prior year period. Adjusted Diluted net earnings per common share was $1.25 for the six months ended March 31, 2026 as compared to $1.35 in the prior year period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment/modification of debt and the non-cash Settlement loss on the U.K pension plan termination as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on

Non-GAAP Financial Measures above.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net earnings	$10.1	$28.3	$6.7	$50.6
Pre-tax adjustments
Restructuring and related costs (1)	31.5	17.6	62.4	37.9
Network transition costs (2)	—	2.7	—	16.7
Acquisition and integration (3)	1.6	2.3	2.1	3.5
Loss on extinguishment/modification of debt	—	5.2	0.9	5.3
Settlement loss on U. K. pension plan termination (4)	26.1	—	26.1	—
Total adjustments, pre-tax	$59.2	$27.8	$91.5	$63.4
Total adjustments, after tax (5)	$55.0	$21.1	$79.7	$48.2
Adjusted Net earnings (5)	$65.1	$49.4	$86.4	$98.8

Diluted net earnings per common share	$0.15	$0.39	$0.10	$0.69
Adjustments (per common share)
Restructuring and related costs	0.39	0.18	0.73	0.39
Network transition costs	—	0.03	—	0.18
Acquisition and integration	0.02	0.02	0.03	0.04
Loss on extinguishment/modification of debt	—	0.05	0.01	0.05
Settlement loss on U. K. pension plan termination	0.38	—	0.38	—
Adjusted Diluted net earnings per diluted common share	$0.94	$0.67	$1.25	$1.35
Weighted average shares of common stock - Diluted	69.1	73.3	69.2	73.3
Currency, excluding highly inflationary markets, favorably impacted the quarter ended March 31, 2026 by $3.9 in Earnings before income taxes, or $0.05 per share, compared to the prior year quarter.
Currency, excluding highly inflationary markets, favorably impacted the six months ended March 31, 2026 by $8.4 in Earnings before income taxes, or 0.10 per share, compared to the prior year quarter.
(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Cost of products sold - Restructuring	$22.1	$8.7	$31.3	$18.1
Cost of products sold - U.S. operating efficiency project	5.0	—	11.1	—
SG&A - Restructuring costs	4.4	3.8	20.0	8.6
SG&A - IT Enablement	—	5.4	—	11.5
Other items, net	—	(0.3)	—	(0.3)
Total Restructuring and related costs	$31.5	$17.6	$62.4	$37.9
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
(4) During the quarter ended March 31, 2026, the Company terminated the U.K. pension plan and recorded a non-cash settlement loss on the termination of the plan within Other items, Net.
(5) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended March 31, 2026 and 2025 was 19.5% and 23.1%, respectively, and for the six months ended March 31, 2026 and 2025 was 20.3% and 23.9%, respectively, as calculated utilizing the statutory rate for the jurisdictions where the costs were incurred.
Highlights

Total Net sales	For the Quarter Ended March 31, 2026		For the Six Months Ended March 31, 2026
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$662.9		$1,394.6
Organic	(36.6)	(5.5)%	(67.8)	(4.9)%
Acquisition impact	2.1	0.3%	66.7	4.8%
Change in highly inflationary markets	(1.1)	(0.2)%	(1.0)	(0.1)%
Impact of currency	16.0	2.4%	29.7	2.2%
Net Sales - current year	$643.3	(3.0)%	$1,422.2	2.0%
See non-GAAP measure disclosures above.

Net sales were $643.3 for the second fiscal quarter of 2026, a decline of $19.6 as compared to the prior year quarter. Organic Net sales declined 5.5%, primarily driven by the following items:

•A shift in the timing of battery orders related to the plastic free conversion, a slower start to the selling season in auto care and a modest impact from the conflict in the Middle East resulted in volume declines of 6.1%.

•Carry over price increases of 0.6%, primarily in the Batteries & Lights segment, partially    offset the volume declines.

Net sales were $1,422.2 for the six months ended March 31, 2026, an increase of $27.6 as compared to the prior year period.
Organic Net sales declined 4.9%, driven by the following items:

•     Volumes declined 5.3% due to softer consumer demand in the U.S. across both segments, higher storm activity in the prior year, the shift in timing of battery orders related to the plastic free conversion and the slower start to auto care's selling season. These declines were partially offset by growth in ecommerce.

•Carry over price increases of 0.4%, primarily in the Batteries & Lights segment, partially    offset the volume declines.

During the quarter and six months ended March 31, 2026 the APS acquisition completed on May 2, 2025 contributed $2.1 and $66.7, to Net sales, respectively. The Company transitioned the majority of the acquired branded businesses to legacy brands as of December 31, 2025 resulting in a decline of acquisition sales in the current quarter.

Gross margin percentage on a reported basis for the second fiscal quarter of 2026 was 40.2%, compared to 39.1% in the prior year. For the quarter ended March 31, 2026, excluding restructuring and related costs in the current and prior year of $27.1 and $8.7, respectively, and prior year network transition costs of $2.7, Adjusted Gross margin was 44.4% compared to 40.8% in the prior year.

Gross margin percentage on a reported basis for the six months ended March 31, 2026 was 36.2%, compared to 37.9%
in the prior year. Excluding restructuring and related costs in the current and prior year of $42.4 and $18.1, respectively, and prior year network transition costs of $16.7, Adjusted Gross margin was 39.2% compared to 40.4% in the prior year.

	For the Quarter Ended March 31, 2026	For the Six Months Ended March 31, 2026
Gross margin - FY'25 Reported	39.1%	37.9%
Prior year impact of restructuring and related costs and network transition costs	1.7%	2.5%
Gross margin - FY'25 Adjusted	40.8%	40.4%
Net tariff impact - inclusive of refund benefit	4.8%	0.7%
FY26 production credits	1.8%	1.5%
Pricing	0.3%	0.3%
Acquisition impact	—%	(1.0)%
Product mix	(2.4)%	(1.9)%
Product cost impacts	(1.0)%	(0.9)%
All other, including currency impacts	0.1%	0.1%
Gross margin - FY'26 Adjusted	44.4%	39.2%
Current year impact of restructuring and related costs	(4.2)%	(3.0)%
Gross margin - FY'26 Reported	40.2%	36.2%

Gross margin and Adjusted Gross margin improvement was driven by a benefit of $47.6 related to the anticipated refund related to tariffs previously enacted under the IEEPA, as well as production tax credits of $11.7 and benefits from price increases. The improvements were partially offset by increased input costs from production inefficiencies associated with rebalancing our network, other incremental tariffs incurred in the quarter and unfavorable product mix.

Gross margin and Adjusted Gross margin decline for the six months ended March 31, 2026 was driven by increased input costs from production inefficiencies associated with rebalancing our network, increased tariff costs, unfavorable product mix and the lower margin profile of the APS business. These declines were partially offset by a benefit of $47.6 related to the anticipated refund related to tariffs previously enacted under the IEEPA, as well as production tax credit of $21.4 and benefits from price increases implemented.

SG&A was $133.1 in the second fiscal quarter of 2026, or 20.7% of Net sales, as compared to $136.0, or 20.5% of Net sales, in the prior year period. Included in SG&A during the second fiscal quarter of 2026 and 2025 were acquisition and integration costs of $1.6 and $2.3, respectively, and restructuring and related costs of $4.4 and $9.2 respectively. Excluding these items, adjusted SG&A was $127.1, or 19.8% of Net sales in the second fiscal quarter of 2026, as compared to $124.5, or 18.8% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS business of $3.0, investment in digital transformation and growth initiatives and unfavorable currency. The increase was partially offset by Project Momentum savings of approximately $4 in the quarter.
SG&A was $282.4 in the six months ended March 31, 2026 or 19.9% of Net sales, as compared to $267.3, or 19.2% of Net sales, in the prior year period. Included in SG&A during the six months ended March 31, 2026 and 2025 were acquisition and integration costs of $2.1 and $3.5, respectively, and restructuring and related costs of $20.0 and $20.1, respectively. Excluding these items, adjusted SG&A was $260.3, or 18.3% of Net sales in the six months ended March 31, 2026, as compared $243.7, or 17.5% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS business of $9.8, investment in digital transformation and growth initiatives, as well as increased legal fees, recycling fees and stock compensation expense. The increase was partially offset by Project Momentum savings of approximately $6.0 in the current year period.
Advertising and sales promotion expense (A&P) was $19.0, or 3.0% of net sales, in the second fiscal quarter of 2026, as compared to $20.8, or 3.1% of Net sales, in the second fiscal quarter of 2025. A&P was $68.2, or 4.8% of Net sales, in the six months ended March 31, 2026 as compared to $74.2, or 5.3%, in the prior year. Excluding the impact of the APS business, A&P expense was 5.0% of Net sales in the six months ended March 31, 2026.
R&D was $7.6, or 1.2% of Net sales, for the quarter ended March 31, 2026, as compared to $8.1, or 1.2% of Net sales, in the prior year comparative period. R&D was $15.4, or 1.1% of Net sales, for the six months ended March 31, 2026, as compared to $16.1, or 1.2% of Net sales, in the prior year comparative period.

Interest expense was $39.3 for the second fiscal quarter of 2026, compared to $38.0 for the prior year comparative period. For the six months ended March 31, 2026 interest expense was $78.4 as compared to $75.0 for the prior year comparative period. The increase in interest expense was due to a higher average debt balance in the current year.
Loss on extinguishment/modification of debt was $5.2 for the second fiscal quarter of 2025 and $0.9 and $5.3 for the six months ended March 31, 2026 and 2025, respectively. The 2026 loss is related to the Company's early payment of $90.0 on the outstanding on the term loan earlier in the fiscal year. During March 2025, the Company refinanced and extended the maturity of both its $760 Term Loan and $500 Revolving Credit Facility resulting in the majority of the loss on extinguishment/modification in fiscal 2025.
Other items, net was an expense of $25.6 and a benefit of $0.2 for the second fiscal quarters of 2026 and 2025, respectively. Other items, net was an expense of $26.7 and a benefit of $5.2 for the six months ended March 31, 2026 and 2025, respectively.

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
Other items, net	2026	2025	2026	2025
Interest income	$(2.5)	$(0.6)	$(3.2)	$(1.8)
Foreign currency exchange loss/(gain)	1.8	0.4	3.1	(3.4)
Pension cost other than service costs and settlement loss	0.2	—	0.7	—
Settlement loss on UK Pension plan termination	26.1	—	26.1	—
Total Other items, net	$25.6	$(0.2)	$26.7	$(5.2)
The effective tax rate on a year to date basis was expense of 60.4% as compared to 23.9% in the prior year. Excluding the impact of restructuring and related costs, network transition costs, acquisition and integration costs, the Loss on extinguishment/modification in debt and the non-cash settlement loss on the termination of the U.K. pension plan, the year to date adjusted effective tax rate was 20.3% as compared to 23.9% in the prior year. The current year rate is lower due to the production tax credits recorded in the current year.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, network transition costs and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt, and other items, net, are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended March 31, 2026		Six Months Ended March 31, 2026
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$488.0		$1,120.4
Organic	(28.8)	(5.9)%	(53.1)	(4.7)%
Acquisition impact	2.1	0.4%	66.7	6.0%
Change in highly inflationary markets	(1.0)	(0.2)%	(0.8)	(0.1)%
Impact of currency	12.9	2.7%	25.2	2.2%
Net sales - current year	$473.2	(3.0)%	$1,158.4	3.4%

Auto Care
Net sales - prior year	$174.9		$274.2
Organic	(7.8)	(4.5)%	(14.7)	(5.4)%
Change in highly inflationary markets	(0.1)	(0.1)%	(0.2)	(0.1)%
Impact of currency	3.1	1.9%	4.5	1.7%
Net sales - current year	$170.1	(2.7)%	$263.8	(3.8)%

Total Net Sales
Net sales - prior year	$662.9		$1,394.6
Organic	(36.6)	(5.5)%	(67.8)	(4.9)%
Acquisition impact	2.1	0.3%	66.7	4.8%
Change in highly inflationary markets	(1.1)	(0.2)%	(1.0)	(0.1)%
Impact of currency	16.0	2.4%	29.7	2.2%
Net sales - current year	$643.3	(3.0)%	$1,422.2	2.0%

Results for the Quarter Ended March 31, 2026

Batteries & Lights reported Net Sales decreased 3.0% as compared to the prior year period. Organic net sales declined $28.8, or 5.9%, for the second fiscal quarter due to decreased volumes from a shift in the timing of battery orders related to the plastic free conversion and a modest impact from the conflict in the Middle East, partially offset by growth in e-commerce and distribution gains from the integration of the APS business (approximately 7.0%). Carry over pricing increases partially offset the volume decline (approximately 1.1%).

Auto Care reported Net Sales decreased 2.7% as compared to the prior year period, driven by an organic net sales decline of $7.8, or 4.5%. The decline was driven by lower volumes compared to prior year due to a slower start to the selling season in auto care and overall broader consumer softness in the U.S, as well as the lapping of the initial sell-in from the Armor All Podium Series in the prior year.

Results for the six months ended March 31, 2026

Battery & Lights reported Net sales increased 3.4% as compared to the prior year period driven by the APS acquisition impact of $66.7, or 6.0%. The acquisition impact was offset by the organic Net sales decline of $53.1, or 4.7%, compared to the prior year. The organic decline was driven by decreased volumes due to softer consumer demand in the U.S., higher storm activity in the prior year, and the shift in timing of battery orders related to the plastic free conversion (approximately 5.6%). Carry over pricing increases partially offset the volume decline (approximately 0.9%).

Auto Care reported a Net sales decrease of 3.8% as compared to the prior year period. Organic Net sales declined $14.7, or 5.4%, due to volume declines compared to prior year from a slower start to the selling season in auto care and overall broader consumer softness in the U.S., as well as lapping international distribution gains and the initial sell-in from the Armor All Podium Series in the prior year.

Segment Profit	Quarter Ended March 31, 2026		Six Months Ended March 31, 2026
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$112.3		$231.6
Organic	21.7	19.3%	(1.3)	(0.6)%
Acquisition impact	(2.1)	(1.9)%	3.2	1.4%
Change in highly inflationary markets	—	—%	(0.1)	—%
Impact of currency	1.8	1.7%	6.0	2.6%
Segment profit - current year	$133.7	19.1%	$239.4	3.4%

Auto Care
Segment profit - prior year	35.2		55.7
Organic	(8.1)	(23.0)%	(20.2)	(36.3)%
Change in highly inflationary markets	—	—%	(0.1)	(0.2)%
Impact of currency	1.5	4.3%	2.3	4.2%
Segment profit - current year	$28.6	(18.8)%	$37.7	(32.3)%

Total Segment Profit
Segment profit - prior year	147.5		287.3
Organic	13.6	9.2%	(21.5)	(7.5)%
Acquisition impact	(2.1)	(1.4)%	3.2	1.1%
Change in highly inflationary markets	—	—%	(0.2)	(0.1)%
Impact of currency	3.3	2.2%	8.3	2.9%
Segment profit - current year	$162.3	10.0%	$277.1	(3.6)%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from segment profit to Earnings before income taxes.

Results for the Quarter Ended March 31, 2026

Global reported segment profit increased 10.0% as compared to the prior year. Organic profit increased $13.6, or 9.2%, driven by the improvement in gross margin primarily from the tariff refund and the decline in SG&A and A&P investment year over year. This increase was partially offset by the decline in organic Net sales discussed above.

Batteries & Lights reported segment profit increased by 19.1% as compared to the prior year. Organic segment profit improved by $21.7, or 19.3%, due to the improvement in gross margin primarily from the tariff refund and the decline in SG&A and A&P investment year over year. This was partially offset by the decline in organic Net sales discussed above.

Auto Care reported segment profit decreased by 18.8% as compared to the prior year. Organic segment profit declined $8.1, or 23.0%, due to a decline in organic Net sales discussed above and increased SG&A spending in the current year.

Results for the six months ended March 31, 2026

Global reported segment profit decreased 3.6% as compared to the prior year. Organic profit decreased $21.5, or 7.5%. The organic decrease was driven by lower organic Net sales discussed above, higher input costs and SG&A spend over prior year. This was partially offset by the lower investments in A&P over the prior year.
Battery & Lights reported segment profit increased by 3.4% as compared to the prior year driven by the acquisition impact and positive currency movement. Organic segment profit decreased by $1.3, or 0.6%, due to the decline in organic Net sales discussed above. This was partially offset by an improvement in gross margin primarily from the tariff refund and lower SG&A and A&P spending over prior year.

Auto Care reported segment profit decreased by 32.3% as compared to the prior year. Organic segment profit decreased by $20.2, or 36.3%, driven by the decrease in organic Net sales discussed above and the increase in input costs. This was partially offset by a decline in SG&A and A&P spending over the prior year.

General Corporate	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
General corporate and other expenses	$30.1	$30.5	$63.2	$57.9
% of Net Sales	4.7%	4.6%	4.4%	4.2%

For the quarter ended March 31, 2026, general corporate and other expenses were $30.1, a decrease of $0.4 as compared to the prior year comparative period. For the six months ended March 31, 2026, General corporate and other expenses were $63.2, an increase of $5.3 as compared to the prior year comparative period. The increase was primarily driven by increased stock comp and legal fees in the current year.

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

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At March 31, 2026, Energizer had $172.5 of cash and cash equivalents, approximately 97% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a Senior Secured Term Loan (Term Loan) of $763.5 due in 2032 and a $500 Revolving Credit Facility (Revolving Facility) due in 2030. Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.2. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, adjusted SOFR or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. During the quarter and six months ended March 31, 2026, the Company paid down $2.2 and $94.4 of borrowings on the Term Loan, respectively.

As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $492.4 remained available under the Revolving Facility as of March 31, 2026. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $147.8 in the six months ended March 31, 2026, as compared to $64.2 in the prior year period. This change in cash flows of $83.6 was primarily driven by working capital changes, year-over-year, of approximately $107 as well as the net refund from production tax credits received in fiscal year of $22.8, partially offset by the decline in net earnings of $43.9. The working capital change was primarily a result of a decrease in year-over-year inventory of approximately $117 as the Company has worked through much of the plastic free packaging transition build up and is working to get inventory to more normalized levels after the transition and tariff mitigation initiatives. The change was further driven by increases of $15 due to change in accounts payable and timing of payments year-over-year. This was offset by a decrease from working capital of approximately $49 due to collections of accounts receivable in the current year compared to the prior year.

Investing Activities

Net cash used by investing activities was $41.9 and $55.7 for the six months ended March 31, 2026 and 2025, respectively, and primarily related to capital expenditures during the period.

Total investing cash outflows of approximately $75 to $85 are anticipated in fiscal 2026 for capital expenditures. This includes normal capital replacement, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum Tariff and Operational Efficiency initiatives.

Financing Activities

Net cash used by financing activities was $169.0 for the six months ended March 31, 2026 as compared to $81.7 in the prior fiscal year period. For the six months ended March 31, 2026, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $95.0, primarily related to the Term Loan payments;

•Net decrease in debt with original maturities of 90 days or less of $14.5 primarily related to international borrowings;

•Debt issuance costs from the Senior Note offering which was finalized in the fourth fiscal quarter of 2025 of $1.5;

•Common stock repurchases of $5.4 including $0.9 of excise taxes paid (see below);

•Dividends paid on common stock of $43.9 (see below); and

•Taxes paid for withheld share-based payments of $8.0.

For the six months ended March 31, 2025, cash used by financing activities consisted of the following:

•Cash proceeds from issuance of debt with maturities greater than 90 days of $198.2 from refinancing and extending the Term Loan. The Term Loan proceeds were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

• Payments of debt with maturities greater than 90 days of $220.7, primarily related to the Term Loan refinancing payments      of $192.2 as well as the principal payments of $28.0 made earlier in the year. The Term Loan payments were evaluated on a lender-by-lender basis on the Consolidated (Condensed) Statement of Cash Flows;

•Net increase in debt with original maturities of 90 days or less of $0.4 primarily related to international borrowings;

•Debt issuance costs from the Term Loan and Revolving Facility refinancing of $6.3;

•Payment of acquisition indemnification hold back related to the Centralsul acquisition of $0.5;

•Dividends paid on common stock of $45.3; and

•Taxes paid for withheld share-based payments of $7.5.

Dividends and Share Repurchases

On November 10, 2025, the Board of Directors declared a cash dividend for the first quarter of fiscal 2026 of $0.30 per share of common stock, payable on December 10, 2025. On January 30, 2026, the Board of Directors declared a cash dividend for the second quarter of fiscal 2026 of $0.30 per share of common stock, payable on March 11, 2026. Subsequent to the end of the second quarter, on April 27, 2026, the Board of Directors declared a cash dividend for the third quarter of fiscal 2026 of $0.30 per share of common stock, payable on June 10, 2026, to all shareholders of record as of the close of business on May 20, 2026.

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock, which replaced the Company's prior authorization. During the six months ended March 31, 2026, the Company repurchased approximately 245,000 shares for $4.5, at an average price of $18.26 per share, under this authorization. The Company also paid excise taxes of $0.9 for previous repurchases made in fiscal 2025 during the quarter ended March 31, 2026. The Company had 3.3 million shares remaining under this authorization at March 31, 2026.

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
Other Matters

Environmental Matters & Legal Matters

Accrued environmental costs at March 31, 2026 were $9.6. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below:

The Company has a contractual commitment to repay its long-term debt of $3,289.2 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $8.6 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at March 31, 2026 is $675.2, with $142.7 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $500.0 of variable rate debt. Refer to Note 9, Debt, for further details.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 15 years is $24.5, of which $5.6 of such amount is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at March 31, 2026 are $119.5 and $86.3, respectively. Within the next twelve months, operating and finance lease payments are expected to be $12.0 and $4.6, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At March 31, 2026 and September 30, 2025, Energizer had unrealized pre-tax losses of $1.3 and $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2026 levels over the next twelve months, $1.3 of the pre-tax loss included in Accumulated other comprehensive loss at March 31, 2026 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2027.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a loss of $1.2 and a gain of $3.5 for the quarters ended March 31, 2026 and 2025, respectively, and a loss of $2.1 and $4.9 for the six months ended March 31, 2026 and 2025, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2027. There were 15 open contracts at March 31, 2026, with a total notional value of approximately $25. The Company had unrealized pre-tax gain of $2.6 and $1.5 on these hedges as of March 31, 2026 and September 30, 2025, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2026, Energizer had variable rate debt outstanding of $764.0 under the Term Loan and international borrowings. There were no outstanding borrowings on the Revolving Facility at March 31, 2026.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at March 31, 2026.

At March 31, 2026 and September 30, 2025, Energizer recorded a unrealized pre-tax gain of $20.7 and $25.3 on the interest rate swap, respectively. For the quarter ended March 31, 2026, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.89%.

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of March 31, 2026.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

We are subject to uncertainties regarding the International Emergency Economic Powers Act ("IEEPA") tariff refunds, including the timing of these refunds.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, and tariffs. Recently, the U.S. government imposed significant tariffs impacting a wide variety of goods across multiple countries and additional tariffs may be imposed in the future. On February 20, 2026, the U.S. Supreme Court invalidated tariffs previously imposed under the IEEPA. Following this ruling, the U.S. government initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties and on April 20, 2026, the CBP opened a portal for the refund process to begin for certain importers. However, the potential timing of refunds associated with the ruling remains uncertain. The current administration may continue to impose additional tariffs under U.S. trade laws. The extent and duration of the tariffs, as well as any measures taken by other countries in response, and the resulting impact on general economic conditions on our business are uncertain and depend on various factors and could have a material adverse effect on our business, financial condition, results of operations and cash flow. There have been no other material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the second quarter of fiscal 2026 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	3,254,958
February 1 - February 28	—	—	—	3,254,958
March 1 - March 31	—	—	—	3,254,958
Total	—	—	—	3,254,958
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index hereto.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 29, 2018).

3.2	Sixth Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 5, 2024).

4.1	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed February 5, 2026).

4.2	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed February 5, 2026).

4.3	Supplemental Indenture, dated January 2, 2026, by and among Energizer Holdings, Inc., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed February 5, 2026).

4.4	Supplemental Indenture, dated January 2, 2026, by and among Energizer Gamma Acquisition B.V., the Guarantors party thereto from time to time and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed February 5, 2026).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	May 5, 2026