Form 10-Q
period 2026-06-30
ENERGIZER HOLDINGS, INC.
filed 2026-08-04
CIK 1632790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 31, 2026: 68,483,637.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$734.1	$725.3	$2,156.3	$2,119.9
Cost of products sold	453.5	325.6	1,360.3	1,191.6
Gross profit	280.6	399.7	796.0	928.3
Selling, general and administrative expense	129.3	128.3	411.7	395.6
Advertising and sales promotion expense	41.7	43.4	109.9	117.6
Research and development expense	7.4	8.2	22.8	24.3
Amortization of intangible assets	12.5	14.7	39.0	44.1
Interest expense	39.7	39.0	118.1	114.0
Loss on extinguishment/modification of debt	—	—	0.9	5.3
Other items, net	0.2	1.9	26.9	(3.3)
Earnings before income taxes	49.8	164.2	66.7	230.7
Income tax provision	9.9	10.7	20.1	26.6
Net earnings	$39.9	$153.5	$46.6	$204.1

Basic net earnings per common share	$0.58	$2.16	$0.68	$2.84
Diluted net earnings per common share	$0.58	$2.13	$0.67	$2.80

Weighted average shares of common stock - Basic	68.5	71.2	68.5	71.8
Weighted average shares of common stock - Diluted	69.2	72.1	69.2	72.9

Statements of Comprehensive Income:
Net earnings	$39.9	$153.5	$46.6	$204.1
Other comprehensive income/(loss), net of tax expense/(benefit)
Foreign currency translation adjustments	5.2	(11.4)	15.5	(27.3)
Pension activity, net of tax of $0.2 and $0.7 for the quarter and nine months ended June 30, 2026, respectively, and $0.3 and $0.7 for the quarter and nine months ended June 30, 2025, respectively.	0.7	(1.8)	26.9	0.8
Deferred gain/(loss) on hedging activity, net of tax of $0.5 and $0.2 for the quarter and nine months ended June 30, 2026 and $(4.3) for both the quarter and nine months ended June 30, 2025, respectively.	1.1	(12.7)	0.5	(13.6)
Total comprehensive income	$46.9	$127.6	$89.5	$164.0

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2026	September 30, 2025
Current assets
Cash and cash equivalents	$173.4	$236.2
Trade receivables, less allowance for doubtful accounts of $7.8 and $8.3, respectively	366.9	404.2
Inventories	747.8	781.2
Other current assets	311.7	257.5
Total current assets	1,599.8	1,679.1
Property, plant and equipment, net	384.6	403.0
Operating lease assets	89.9	93.2
Goodwill	1,048.5	1,051.2
Other intangible assets, net	966.7	1,005.5
Deferred tax assets	166.7	166.6
Other assets	209.8	158.1
Total assets	$4,466.0	$4,556.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$8.6	$8.6
Current portion of finance leases	1.6	1.5
Notes payable	30.5	13.7
Accounts payable	404.2	402.2
Current operating lease liabilities	12.6	16.2
Other current liabilities	314.7	352.8
Total current liabilities	772.2	795.0
Long-term debt	3,294.9	3,407.9
Operating lease liabilities	82.8	84.8
Deferred tax liabilities	11.5	6.1
Other liabilities	101.4	93.0
Total liabilities	4,262.8	4,386.8
Shareholders' equity
Common stock	0.8	0.8
Additional paid-in capital	598.4	603.5
Retained earnings	66.5	87.0
Treasury stock	(279.8)	(295.8)
Accumulated other comprehensive loss	(182.7)	(225.6)
Total shareholders' equity	203.2	169.9
Total liabilities and shareholders' equity	$4,466.0	$4,556.7

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	For the Nine Months Ended June 30,
	2026	2025
Cash Flow from Operating Activities
Net earnings	$46.6	$204.1
Adjustments to reconcile net earnings to net cash flow from operating activities:
Non-cash integration and restructuring charges	26.0	6.3
Depreciation and amortization	92.6	94.6
Production credits	7.8	(112.4)
IEEPA tariff refund receivable	(67.1)	—
Deferred income taxes	4.4	1.3
Share-based compensation expense	20.4	19.7
Settlement loss on U.K. pension plan termination	26.3	—
Loss on extinguishment of debt	0.9	1.1
Exchange loss/(gain) included in income	4.3	(1.4)
Non-cash items included in income, net	10.8	10.0
Other, net	(14.8)	(4.2)
Changes in current assets and liabilities used in operations	(2.2)	(133.5)
Net cash from operating activities	156.0	85.6

Cash Flow from Investing Activities
Capital expenditures	(52.1)	(69.1)
Proceeds from sale of assets	1.1	—
Acquisitions, net of cash acquired	—	(12.8)
Net cash used by investing activities	(51.0)	(81.9)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	198.2
Payments on debt with maturities greater than 90 days	(97.5)	(221.0)
Net increase in debt with original maturities of 90 days or less	15.5	118.4
Debt issuance costs	(1.5)	(8.0)
Payment of acquisition earn-out and indemnification hold back	(6.0)	(0.5)
Common stock purchased (inclusive of excise tax of $0.9)	(5.4)	(62.6)
Dividends paid on common stock	(64.5)	(66.6)
Taxes paid for withheld share-based payments	(8.1)	(7.7)
Net cash used by financing activities	(167.5)	(49.8)

Effect of exchange rate changes on cash	(0.3)	0.3

Net decrease in cash, cash equivalents, and restricted cash	(62.8)	(45.8)
Cash, cash equivalents, and restricted cash, beginning of period	236.2	216.9
Cash, cash equivalents, and restricted cash, end of period	$173.4	$171.1

The above financial statements should be read in conjunction with the Notes to Consolidated (Condensed) Financial Statements (Unaudited).

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Condensed)
(Amounts in millions, Shares in thousands - Unaudited)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2025	68,210	$0.8	$603.5	$87.0	$(225.6)	$(295.8)	$169.9
Net loss	—	—	—	(3.4)	—	—	(3.4)
Share-based payments	—	—	8.7	—	—	—	8.7
Common stock purchased	(245)	—	—	—	—	(4.5)	(4.5)
Activity under stock plans	504	—	(25.0)	(3.0)	—	20.0	(8.0)
Dividends to common shareholders ($0.30 per share)	—	—	—	(21.4)	—	—	(21.4)
December 31, 2025	68,469	$0.8	$587.2	$59.2	$(225.6)	$(280.3)	$141.3
Net earnings	—	—	—	10.1	—	—	10.1
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	4	—	(0.1)	—	—	0.1	—
Dividends to common shareholders ($0.30 per share)	—	—		(21.4)	—	—	(21.4)
Other comprehensive income	—	—	—	—	35.9	—	35.9
March 31, 2026	68,473	$0.8	$594.4	$47.9	$(189.7)	$(280.2)	$173.2
Net earnings	—	—	—	39.9	—	—	39.9
Share-based payments	—	—	4.4	—	—	—	4.4
Activity under stock plans	11	—	(0.4)	(0.1)	—	0.4	(0.1)
Dividends to common shareholders ($0.30 per share)	—	—	—	(21.2)	—	—	(21.2)
Other comprehensive income	—	—	—	—	7.0	—	7.0
June 30, 2026	68,484	$0.8	$598.4	$66.5	$(182.7)	$(279.8)	$203.2

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained (Losses)/Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total Shareholders' Equity
September 30, 2024	71,810	$0.8	$667.6	$(128.4)	$(180.6)	$(223.6)	$135.8
Net earnings	—	—	—	22.3	—	—	22.3
Share-based payments	—	—	6.3	—	—	—	6.3
Activity under stock plans	371	—	(22.7)	(2.0)	—	17.2	(7.5)
Dividends to common shareholders ($0.30 per share)	—	—	(22.0)	—	—	—	(22.0)
Other comprehensive income	—	—	—	—	5.7	—	5.7
December 31, 2024	72,181	$0.8	$629.2	$(108.1)	$(174.9)	$(206.4)	$140.6
Net earnings	—	—	—	28.3	—	—	28.3
Share-based payments	—	—	7.3	—	—	—	7.3
Activity under stock plans	11	—	(0.3)	(0.1)	—	0.4	—
Dividends to common shareholders ($0.30 per share)	—	—	(22.4)	—	—	—	(22.4)
Other comprehensive loss	—	—	—	—	(19.9)	—	(19.9)
March 31, 2025	72,192	$0.8	$613.8	$(79.9)	$(194.8)	$(206.0)	$133.9
Net earnings	—	—	—	153.5	—	—	153.5
Share-based payments	—	—	6.4	—	—	—	6.4
Common stock purchased	(2,793)	—	—	—	—	(62.6)	(62.6)
Activity under stock plans	16	—	(0.8)	(0.2)	—	0.8	(0.2)
Dividends to common shareholders ($0.30 per share)	—	—	(21.9)	—	—	—	(21.9)
Other comprehensive loss	—	—	—	—	(25.9)	—	(25.9)
June 30, 2025	69,415	$0.8	$597.5	$73.4	$(220.7)	$(267.8)	$183.2

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

Supplemental product and market information is presented below for revenues from external customers for the quarters and nine months ended June 30, 2026 and 2025:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales by products	2026	2025	2026	2025
Batteries	$506.3	$515.9	$1,628.4	$1,592.9
Auto Care	209.9	190.2	473.7	464.4
Lights	17.9	19.2	54.2	62.6
Total Net Sales	$734.1	$725.3	$2,156.3	$2,119.9

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales by markets	2026	2025	2026	2025
North America Market	$425.9	$408.3	$1,137.7	$1,172.0
Modern Markets	109.4	111.3	388.6	356.3
Developing Markets	80.1	80.0	248.4	245.0
Distributors Markets	48.7	53.9	176.6	137.1
Global Professional Markets	70.0	71.8	205.0	209.5
Total Net Sales	$734.1	$725.3	$2,156.3	$2,119.9

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

The Company sold batteries under an acquired brand license from the acquisition date through December 31, 2025, and then transitioned from the branded businesses to legacy brands. The expiration of the acquired brand license resulted in a decline of Net sales under the licensed brands of $17.2 in the three months ended June 30, 2026. For the nine months ended June 30, 2026, the acquisition contributed a net increase of $49.5 to Net sales.

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

Acquisition and Integration Costs - The Company recorded $0.3 and $2.4 of acquisition and integration costs in Selling, general and administrative expense (SG&A) during the quarter and nine months ended June 30, 2026 primarily related to legal fees and other costs associated with these acquisitions.

The Company also recorded $1.3 and $4.8 of acquisition and integration costs in SG&A during the quarter and nine months ended June 30, 2025. Included in the three and nine months ended June 30, 2025 was expense of $0.3 and $1.1, respectively, for a purchase price earnout adjustment associated with the Centralsul Acquisition. The full earnout of $4.8 was paid in the quarter ended June 30, 2026.

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

Project Momentum - Tariff Mitigation & Operational Efficiency Program - During the fourth quarter of 2025, the Company decided to extend the Project Momentum program to a fourth year to help offset the impact of tariffs and the challenging macroeconomic environment. The Company plans to achieve this through network and sourcing changes to mitigate tariffs, a redesign of the European manufacturing network to best utilize the acquired APS manufacturing facility, the redesign and investment in our U.S. based manufacturing footprint to increase operational efficiency and production, as well as overall SG&A cost reduction initiatives. During the second quarter the Company continued to evaluate cost cutting initiatives and decided to outsource certain battery raw materials, which reduced the need for internal capacity resulting in a non-cash increase to the restructuring cost range for the write-off of machinery and equipment.

The estimated restructuring and related pre-tax costs associated with this fourth year of the program is now expected to be between $65.0 and $75.0 with additional restructuring related costs of $15.0 to $20.0 around U.S. manufacturing efficiency initiatives. The increase in projected costs are primarily related to non-cash write-offs of machinery and equipment and costs related to an expansion of SG&A cost reduction initiatives. Restructuring costs for these initiatives were $10.6 and $61.9 for the quarter and nine months ended June 30, 2026, respectively. Restructuring related costs were $3.8 and $14.9 for the quarter and nine months ended June 30, 2026, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The pre-tax expense for charges related to the restructuring for the quarters and nine months ended June 30, 2026 and 2025 are noted in the table below, and were reflected in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Costs of products sold (COGS)
Severance and related benefit costs	$0.6	$0.1	$2.7	$0.3
Accelerated depreciation & fixed asset write-offs	—	—	22.0	3.3
Other restructuring related costs(1)	3.1	2.8	10.3	17.4
Selling, general and administrative expense (SG&A)
Severance and related benefit costs	5.6	1.6	24.0	3.7
Accelerated depreciation & fixed asset write-offs	—	—	—	0.9
Other restructuring related costs(2)	1.3	1.8	2.9	7.4
Other items, net
Entity liquidation	—	—	—	(0.3)
Momentum Restructuring Cost Total	$10.6	$6.3	$61.9	$32.7
US manufacturing efficiency project(3)	3.8	—	14.9	—
IT enablement(4)	—	1.7	—	13.2
Total restructuring and related costs	$14.4	$8.0	$76.8	$45.9
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

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and nine months ended June 30, 2026 would be incurred within the Batteries & Lights segment in the amount of $12.8 and $73.7, respectively, and the Auto Care segment in the amount of $1.6 and $3.1, respectively. For the quarter and nine months ended June 30, 2025, the pre-tax restructuring and related costs would have been incurred within the Batteries & Lights segment in the amount of $7.1 and $41.5, respectively and the Auto Care segment in the amount of $0.9 and $4.4, respectively.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table summarizes the restructuring and related costs reserve activity for the nine months ended June 30, 2026 and 2025:

			Utilized
	September 30, 2025 (1)	Charge to Income	Cash	Non-Cash	June 30, 2026 (1)
Severance & termination related costs	$7.5	$26.7	$23.2	$—	$11.0
Accelerated depreciation & fixed asset write-offs	—	22.0	—	22.0	—
Other restructuring related costs	0.9	13.2	14.0	—	0.1
U.S. manufacturing efficiency project	—	14.9	10.9	4.0	—
IT enablement	0.3	—	0.3	—	—
Total restructuring and related costs	$8.7	$76.8	$48.4	$26.0	$11.1

			Utilized
	September 30, 2024	Charge to Income	Cash	Non-Cash	June 30, 2025
Severance & termination related costs	$7.2	$4.0	$3.8	$—	$7.4
Accelerated depreciation & fixed asset write-offs	—	4.2	—	4.2	—
Other restructuring related costs	12.4	24.5	33.6	—	3.3
IT enablement	2.1	13.2	12.9	2.1	0.3
Total restructuring and related costs	$21.7	$45.9	$50.3	$6.3	$11.0

(1) The restructuring and related costs reserve is recorded on the Consolidated (Condensed) Balance Sheet in Other current liabilities.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(5) Segments

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), allocates resources to develop and execute global strategies to drive growth and profitability. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), restructuring and related charges, network transition costs, FY23 & FY24 production credits, litigation matters, acquisition and integration activities, and other items determined to be corporate in nature. Financial items, such as interest income and expense, and loss on extinguishment/modification of debt are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance. The Company also excludes amortization of intangibles assets from segment profit as this is a non-cash item related to the original purchase of the intangibles and not utilized to evaluate current segment performance.

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

Segment sales and profitability for the quarters and nine months ended June 30, 2026 and 2025 are presented below, as well as the reconciliation from Segment profit to Earnings before income taxes:

	For the Quarters Ended June 30,
	Batteries & Lights		Auto Care		Total
	2026	2025	2026	2025	2026	2025
Segment Net sales	$524.2	$535.1	$209.9	$190.2	$734.1	$725.3
Segment Cost of products sold	301.6	279.3	144.4	121.0	446.0	400.3
Segment Advertising and promotion expense	24.3	23.4	17.4	20.0	41.7	43.4
Other segment items (1)	70.4	73.6	27.4	25.1	97.8	98.7
Segment profit	$127.9	$158.8	$20.7	$24.1	$148.6	$182.9
Segment Depreciation and amortization	$13.5	$13.7	$3.9	$3.5	$17.4	$17.2

	For the Nine Months Ended June 30,
	Batteries & Lights		Auto Care		Total
	2026	2025	2026	2025	2026	2025
Segment Net sales	$1,682.6	$1,655.5	$473.7	$464.4	$2,156.3	$2,119.9
Segment Cost of products sold	991.5	943.8	318.9	287.7	1,310.4	1,231.5
Segment Advertising and promotion expense	80.1	85.1	29.8	32.5	109.9	117.6
Other segment items (1)	243.7	236.2	66.6	64.4	310.3	300.6
Segment profit	$367.3	$390.4	$58.4	$79.8	$425.7	$470.2
Segment Depreciation and amortization	$43.2	$40.6	$10.4	$9.9	$53.6	$50.5
(1) The significant expense categories, COGS and advertising and promotion expense, align with the segment-level information that is regularly provided to the CODM. Other segment items includes Research & development and segment SG&A.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Reconciliation of Segment profit to Earnings before income taxes:

	Quarters Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Segment profit	$148.6	$182.9	$425.7	$470.2
General corporate & other expenses (1)	(31.7)	(33.1)	(94.9)	(91.0)
Restructuring and related costs (2)	(14.4)	(8.0)	(76.8)	(45.9)
Network transition costs (3)	—	(0.9)	—	(17.6)
FY23 & FY24 production credits (4)	—	78.5	—	78.5
Acquisition and integration costs (5)	(0.3)	(1.3)	(2.4)	(4.8)
Litigation matter (6)	—	1.7	—	1.7
Amortization of intangible assets	(12.5)	(14.7)	(39.0)	(44.1)
Interest expense	(39.7)	(39.0)	(118.1)	(114.0)
Loss on extinguishment/modification of debt	—	—	(0.9)	(5.3)
Settlement loss on U.K pension plan termination (7)	(0.2)	—	(26.3)	—
Other items - Adjusted (8)	—	(1.9)	(0.6)	3.0
Total earnings before income taxes	$49.8	$164.2	$66.7	$230.7
(1) Recorded in SG&A on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) Restructuring and related costs were included in the following lines in the Consolidated (Condensed) Statement of Earnings and Comprehensive Income:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Restructuring and related costs	2026	2025	2026	2025
Cost of products sold - Restructuring	$3.7	$2.9	$35.0	$21.0
Cost of products sold - U.S. operating efficiency project	3.8	—	14.9	—
SG&A - Restructuring costs	6.9	3.4	26.9	12.0
SG&A - IT Enablement	—	1.7	—	13.2
Other items, net	—	—	—	(0.3)
Total Restructuring and related costs	$14.4	$8.0	$76.8	$45.9

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
(4) This represents the Advanced Manufacturing Production Credit ("production credits") the Company claimed for FY23 & FY24 production. The Company received reasonable assurance to claim these credits during the third quarter of fiscal 2025 and recorded the full impact of these credits retroactive to January 1, 2023 in Cost of products sold on the Consolidated (Condensed) Statement of Earnings.
(5) Acquisition and integration costs were included in SG&A in the Consolidated (Condensed) Statement of Earnings and Comprehensive
Income.
(6) Litigation matter relates to an accrual adjustment recorded in SG&A on the Consolidated (Condensed) Statement of Earnings.
(7) During the nine months ended June 30, 2026, the Company terminated the U.K. pension plan and recorded a non-cash loss on the termination of the plan within Other items, Net.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(8) Below is the reconciliation of Other items, net as reflected on the Consolidated (Condensed) Statement of Earnings to the adjusted amount included in the table above:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Other items, net	$0.2	$1.9	$26.9	$(3.3)
Less: Settlement loss on U.K. Pension plan termination (7 above)	0.2	—	26.3	—
Less: Restructuring and related costs (2 above)	—	—	—	(0.3)
Other items - Adjusted	$—	$1.9	$0.6	$(3.0)

Corporate assets shown in the following table include cash, all financial instruments, pension assets, amounts indemnified by others per the purchase agreements and tax asset balances that are managed outside of operating segments.

Total Assets	June 30, 2026	September 30, 2025
Batteries & Lights	$1,636.6	$1,631.0
Auto Care	373.3	382.3
Total segment assets	$2,009.9	$2,013.3
Corporate	440.9	486.7
Goodwill and other intangible assets	2,015.2	2,056.7
Total assets	$4,466.0	$4,556.7

Long-lived assets by country as of June 30, 2026 and September 30, 2025 are as follows:

Long-Lived Assets	June 30, 2026	September 30, 2025
United States	$612.6	$589.7
Singapore	62.5	41.8
Indonesia	36.1	39.2
United Kingdom	47.0	54.0
Other International	92.8	96.2
Total long-lived assets excluding goodwill and intangibles	$851.0	$820.9

Capital expenditures by segment for the quarters and nine months ended June 30, 2026 and 2025 are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Capital Expenditures	2026	2025	2026	2025
Batteries & Lights	$8.5	$12.6	$50.6	$66.5
Auto Care	0.6	0.9	1.5	2.6
Total segment capital expenditures	$9.1	$13.5	$52.1	$69.1

Geographic segment information for the quarters and nine months ended June 30, 2026 and 2025 are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Net Sales to Customers	2026	2025	2026	2025
United States	$445.2	$429.6	$1,192.6	$1,222.8
International	288.9	295.7	963.7	897.1
Total net sales	$734.1	$725.3	$2,156.3	$2,119.9

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2026 and 2025:

(in millions, except per share data)	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Basic net earnings per share	2026	2025	2026	2025
Net earnings	$39.9	$153.5	$46.6	$204.1
Weighted average common shares outstanding - Basic	68.5	71.2	68.5	71.8
Basic net earnings per common share	$0.58	$2.16	$0.68	$2.84

Diluted net earnings per share
Weighted average common shares outstanding - Basic	68.5	71.2	68.5	71.8
Dilutive effect of RSU awards	0.4	0.4	0.3	0.4
Dilutive effect of performance shares	0.3	0.5	0.4	0.7
Weighted average common shares outstanding - Diluted	69.2	72.1	69.2	72.9
Diluted net earnings per common share	$0.58	$2.13	$0.67	$2.80

For both the quarter and nine months ended June 30, 2026 there were 1.1 million antidilutive RSU shares not included in the diluted net earnings per share calculation. For the quarter and nine months ended June 30, 2025 there were 0.7 million and 0.3 million antidilutive RSU shares, respectively, that were excluded from the diluted net earnings per share calculation.

Performance based RSU shares of 1.1 million and 1.2 million were excluded from the quarter and nine months ended June 30, 2026, respectively, as the performance targets for those awards had not been achieved at the end of the applicable periods. Performance based RSU shares of 1.1 million and 0.9 million were excluded from the quarter and nine months ended June 30, 2025, respectively, as the performance targets for those awards had not been achieved at the end of the applicable periods.

(7) Income Taxes

The effective tax rate for the nine months ended June 30, 2026 was expense of 30.1% compared to 11.5% for the prior year comparative period. The current year expense is higher due to the non-cash settlement loss on the U.K. pension plan termination which does not have a statutory tax benefit. The prior year rate was impacted by the production credits recorded in the prior year period. The Company achieved reasonable assurance over its ability to claim production credits under the Inflation Reduction Act of 2022 during the third fiscal quarter of 2025, and recognized $33.9 for the credit related to fiscal 2025 production and an additional $78.5 retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023.

(8) Goodwill and intangible assets

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but are evaluated annually for impairment as part of our annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table sets forth goodwill by segment as of October 1, 2025 and June 30, 2026:

	Batteries & Lights	Auto Care	Total
Balance at October 1, 2025	$902.7	$148.5	$1,051.2
APS Acquisition	(1.2)	—	(1.2)
Cumulative translation adjustment	(1.9)	0.4	(1.5)
Balance at June 30, 2026	$899.6	$148.9	$1,048.5

Total intangible assets at June 30, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$154.9	$(52.8)	$—	$102.1
Customer relationships	394.9	(213.1)	(0.6)	181.2
Patents	34.5	(24.8)	—	9.7
Proprietary technology	172.5	(145.2)	—	27.3
Proprietary formulas	29.2	(18.6)	(5.3)	5.3
Total Amortizable intangible assets	$786.0	$(454.5)	$(5.9)	325.6
Trademarks and trade names - indefinite lived				641.1
Total Other intangible assets, net				$966.7

Total intangible assets at September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Trademarks and trade names	$155.0	$(46.4)	$—	$108.6
Customer relationships	395.0	(193.3)	(0.6)	201.1
Patents	34.5	(23.3)	—	11.2
Proprietary technology	172.5	(135.0)	—	37.5
Proprietary formulas	29.2	(17.6)	(5.3)	6.3
Total Amortizable intangible assets	$786.2	$(415.6)	$(5.9)	364.7
Trademarks and trade names - indefinite lived				640.8
Total Other intangible assets, net				$1,005.5

Subsequent to quarter end, the Company reviewed its Rayovac trade name as part of its annual impairment analysis which is performed as of July 1. Based on decreases in forecasted demand, increased competition and other economic factors, the trade name was determined to have a 30-year definite life. The trade name has a $337.0 book value as of June 30, 2026 and the Company will begin amortizing the intangible asset as of July 1, 2026. Prior to changing the useful life of the trade name asset, the Company tested the asset for impairment under ASC 350, Intangibles, Goodwill and Other, concluding the asset was not impaired.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

(9) Debt

The detail of long-term debt was as follows:

	June 30, 2026	September 30, 2025
Senior Secured Term Loan Facility due 2032	$761.4	$857.9
4.750% Senior Notes due 2028	583.7	583.7
4.375% Senior Notes due 2029	791.3	791.3
3.50% Senior Notes due 2029 (Euro Notes of €650.0)(1)	742.2	762.7
6.00% Senior Notes due 2033	400.0	400.0
Capital lease obligations	48.7	50.3
Total long-term debt, including current maturities	3,327.3	3,445.9
Less short-term	(10.2)	(10.1)
Less debt issuance fees and debt discount	(22.2)	(27.9)
Total long-term debt	$3,294.9	$3,407.9
(1) Changes in the USD balance of the Euro denominated 3.50% Senior Notes due in 2029 is due to movements in the currency rate year-over-year.

Credit Agreement - In March 2025, the Company entered into an amended and restated agreement which extended the term of its $760 Senior Secured Term Loan (Term Loan) to 2032 and its $500 Revolving Credit Facility (Revolving Facility) to 2030. The transaction was leverage neutral and the Company paid debt issuance costs of $8.0 as of June 30, 2025 and recorded a Loss on extinguishment/modification of debt of $5.2 on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income during the second quarter of fiscal 2025. On the Consolidated (Condensed) Statement of Cash Flows, the financing cash inflows and outflows associated with this transaction were determined on a lender-by-lender basis for the Term Loan. In September 2025, the Company completed a $100.0 add-on to the Term Loan.

During the nine months ended June 30, 2026 and 2025, the Company pre-paid $90.0 and $22.0 of the Term Loan, respectively. The prepayment of the Term loan during the first nine months of fiscal 2026 and 2025, as well as the refinancing during the second quarter of fiscal 2025, resulted in a loss on extinguishment/modification of debt of $0.9 and $5.3, respectively, recorded on the Consolidated (Condensed) Statement of Earnings and Comprehensive Income.

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

As of June 30, 2026 and September 30, 2025, the Company had $30.0 of outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $462.4 remained available under the Revolving Facility as of June 30, 2026. At June 30, 2026 and September 30, 2025, the Company's weighted average interest rate on short-term borrowings was 5.9% and 4.4%, respectively.

Notes payable - The Company had $30.5 in Notes payable at June 30, 2026 and $13.7 at September 30, 2025. The June 30, 2026 balance is comprised of $30.0 of outstanding borrowings under the Revolving Facility and $0.5 of other borrowings, including those from foreign affiliates. The September 30, 2025 balance is comprised of other borrowings, including those from foreign affiliates.

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Debt Covenants - The agreements governing the Company's debt contain certain customary representations and warranties, affirmative, negative and financial covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these debt agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of these debt agreements would trigger cross defaults to other borrowings. As of June 30, 2026, the Company was in compliance with the provisions and covenants associated with its debt agreements.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Debt Maturities - Aggregate maturities of long-term debt as of June 30, 2026 are as follows:

Long-term debt
One year	$8.6
Two year	592.3
Three year	1,542.1
Four year	8.6
Five year	8.6
Thereafter	1,118.4
Total long-term debt payments due	$3,278.6

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

As of June 30, 2026 and September 30, 2025, the Company had $46.7 and $45.1, respectively, of outstanding supplier obligations confirmed as valid under the program which are included within Accounts payable on the Consolidated (Condensed) Balance Sheets.

The roll-forward of the Company's outstanding obligations confirmed as valid under the program for the quarter ended June 30, 2026 is as follows:

Total
Confirmed obligation as of September 30, 2025	$45.1
Confirmed invoice additions	145.5
Confirmed invoices paid	(143.9)
Confirmed obligation as of June 30, 2026	$46.7

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The buy-in arrangement also allowed for the conversion into a buy-out arrangement where the insurance company assumes full responsibility for the U.K. pension plan pension obligations. The buy out process was completed in January 2026. As a result, in the second fiscal quarter of 2026 the Company derecognized the assets and liabilities of the pension plan. During the nine months ended June 30, 2026, the Company realized a non-cash settlement loss as a component of the net periodic pension cost of $26.3. This was related to the write off of the pension asset as well as the recognition of the unrecognized loss in Accumulated other comprehensive income.
The Company’s net periodic pension cost for these plans are as follows:

	For the Quarters Ended June 30,
	U.S.		International
	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.2
Interest cost	3.0	3.0	0.3	0.9
Expected return on plan assets	(3.8)	(4.0)	(0.3)	(0.9)
Amortization of unrecognized net losses	0.7	0.5	0.2	0.5
Settlement loss on U.K. pension plan termination	—	—	0.2	—
Net periodic (benefit)/cost	$(0.1)	$(0.5)	$0.5	$0.7

	For the Nine Months Ended June 30,
	U.S.		International
	2026	2025	2026	2025
Service cost	$—	$—	$0.3	$0.4
Interest cost	9.1	9.1	1.6	2.5
Expected return on plan assets	(11.3)	(11.9)	(1.7)	(2.6)
Amortization of unrecognized net losses	2.1	1.4	1.0	1.5
Settlement loss on U.K. pension plan termination	—	—	26.3	—
Net periodic (benefit)/cost	$(0.1)	$(1.4)	$27.5	$1.8

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

In the ordinary course of business, the Company may enter into contractual arrangements (derivatives) to reduce its exposure to commodity price and foreign currency risks. The section below outlines the types of derivatives that existed at June 30, 2026 and September 30, 2025, as well as the Company's objectives and strategies for holding these derivative instruments.

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

Interest Rate Risk—The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2026, the Company had variable rate debt outstanding of $791.9 under the Term Loan, Revolving Facility and international borrowings.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap decreases by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at June 30, 2026.

Derivatives Designated as Cash Flow Hedging Relationships—The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of the forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2026 and September 30, 2025, Energizer had an unrealized pre-tax gain of $0.8 and an unrealized pre-tax loss of $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2026 levels, $0.7 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months. Contract maturities for these hedges extend into fiscal year 2027. There were 34 open foreign currency contracts at June 30, 2026, with a total notional value of approximately $87.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturities for these hedges extend into fiscal 2027. There were 15 open contracts at June 30, 2026, with a total notional value of approximately $24. The Company had an unrealized pre-tax gain of $3.4 and $1.5 on these hedges at June 30, 2026 and September 30, 2025, respectively, and was included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

At June 30, 2026 and September 30, 2025, Energizer recorded an unrealized pre-tax gain of $19.4 and $25.3, respectively, on the Interest rate swap agreement, both of which were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Derivatives not Designated in Hedging Relationships—Energizer enters into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge existing balance sheet exposures. Any gains or losses on

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

these contracts are expected to be offset by corresponding exchange losses or gains on the underlying exposures, and as such are not subject to significant market risk. There were eight open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2026, with a total notional value of approximately $139.

The following table provides the Company's estimated fair values as of June 30, 2026 and September 30, 2025, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarters and nine months ended June 30, 2026 and 2025, respectively:

	At June 30, 2026	For the Quarter Ended June 30, 2026		For the Nine Months Ended June 30, 2026
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (1)	Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)	Gain Recognized in OCI (2)	(Loss)/Gain Reclassified From OCI into Income (3) (4)
Foreign currency contracts	$0.8	$0.8	$(1.3)	$0.2	$(4.5)
Interest rate swap	19.4	2.1	3.4	5.6	11.5
Zinc contracts	3.4	2.0	1.2	3.0	1.1
Total	$23.6	$4.9	$3.3	$8.8	$8.1

	At September 30, 2025	For the Quarter Ended June 30, 2025		For the Nine Months Ended June 30, 2025
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability) / Asset (1)	(Loss)/Gain Recognized in OCI (2)	Gain/(Loss) Reclassified From OCI into Income (3) (4)	(Loss)/Gain Recognized in OCI (2)	Gain Reclassified From OCI into Income (3)(4)
Foreign currency contracts	$(3.9)	$(9.7)	$0.3	$(0.6)	$2.5
Interest rate swap	25.3	(1.4)	5.1	6.9	16.9
Zinc contracts	1.5	0.6	1.1	(1.4)	3.4
Total	$22.9	$(10.5)	$6.5	$4.9	$22.8
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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table provides estimated fair values as of June 30, 2026 and September 30, 2025 and the gains and losses on derivative instruments not classified as cash flow hedges for the quarters ended and nine months ended June 30, 2026 and 2025, respectively:

	At June 30, 2026	For the Quarter Ended June 30, 2026	For the Nine Months Ended June 30, 2026
	Estimated Fair Value Liability (1)	Loss Recognized in Income (2)	Loss Recognized in Income (2)
Foreign currency contracts	$(1.6)	$(1.7)	$(3.8)

	At September 30, 2025	For the Quarter Ended June 30, 2025	For the Nine Months Ended June 30, 2025
	Estimated Fair Value Liability (1)	Gain Recognized in Income (2)	Gain Recognized in Income (2)
Foreign currency contracts	$(0.5)	$11.3	$6.4
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

Offsetting of derivative assets
		At June 30, 2026			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.1	$(0.5)	$1.6	$0.6	$(0.2)	$0.4

Offsetting of derivative liabilities
		At June 30, 2026			At September 30, 2025
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(2.9)	$0.5	$(2.4)	$(5.0)	$0.2	$(4.8)

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

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2026 and September 30, 2025 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
(Liabilities)/Assets at estimated fair value:	June 30, 2026	September 30, 2025
Deferred compensation	$(20.1)	$(20.6)
Derivatives - Foreign Currency contracts	0.8	(3.9)
Derivatives - Foreign Currency contracts (non-hedge)	(1.6)	(0.5)
Derivatives - Interest Rate Swap	19.4	25.3
Derivatives - Zinc contracts	3.4	1.5
Net Assets at estimated fair value	$1.9	$1.8

Energizer had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets, at June 30, 2026 and September 30, 2025. The Company does measure certain assets and liabilities, such as Goodwill and Other intangibles, at fair value on a non-recurring basis using Level 3 inputs. There were no Level 3 fair value measurement gains or losses recognized during the quarters or nine months ended June 30, 2026 or 2025.

Due to the nature of cash and cash equivalents, carrying amounts on the balance sheets approximate estimated fair value. The estimated fair value of cash was determined based on Level 1 inputs and cash equivalents and restricted cash are determined based on Level 2 inputs.

At June 30, 2026, the estimated fair value of the Company's unfunded deferred compensation liability is determined based upon the quoted market prices of investment options that are offered under the plan. The estimated fair value of foreign currency contracts, interest rate swap and zinc contracts, as described above, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

At June 30, 2026, the fair market value of fixed rate long-term debt was $2,456.6 compared to its carrying value of $2,517.2, and at September 30, 2025, the fair market value of fixed rate long-term debt was $2,473.5 compared to its carrying value of $2,537.7. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on Level 2 inputs.

(13) Accumulated Other Comprehensive (Loss)/Income

The following table presents the changes in accumulated other comprehensive (loss)/income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension Activity	Zinc Contracts	Foreign Currency Contracts	Interest Rate Contracts	Total
Balance at September 30, 2025	$(125.8)	$(116.9)	$1.1	$(3.3)	$19.3	$(225.6)
OCI before reclassifications	15.5	(1.8)	2.3	0.2	4.3	20.5
Reclassifications to earnings	—	28.7	(0.8)	3.3	(8.8)	22.4
Balance at June 30, 2026	$(110.3)	$(90.0)	$2.6	$0.2	$14.8	$(182.7)

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

The following table presents the reclassifications out of AOCI to earnings:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Details of AOCI Components	Amount Reclassified from AOCI (1)		Amount Reclassified from AOCI (1)		Affected Line Item in the Combined Statements of Earnings
Gains and losses on cash flow hedges
Foreign currency contracts	$1.3	$(0.3)	$4.5	$(2.5)	Cost of products sold
Interest rate contracts	(3.4)	(5.1)	(11.5)	(16.9)	Interest expense
Zinc contracts	(1.2)	(1.1)	(1.1)	(3.4)	Cost of products sold
	(3.3)	(6.5)	(8.1)	(22.8)	Earnings before income taxes
	0.7	1.5	1.8	5.5	Income tax expense
	$(2.6)	$(5.0)	$(6.3)	$(17.3)	Net earnings
Amortization of defined benefit pension items
Actuarial loss	0.9	1.0	3.1	2.9	(2)
Settlement loss on U.K. Pension plan termination	0.2	—	26.3	—	(2)
	1.1	1.0	29.4	2.9	Earnings before income taxes
	(0.1)	(0.2)	(0.7)	(0.7)	Income tax benefit
	$1.0	$0.8	$28.7	$2.2	Net earnings
Total reclassifications to earnings	$(1.6)	$(4.2)	$22.4	$(15.1)	Net earnings
(1) Amounts in parentheses indicate credits to Consolidated (Condensed) Statement of Earnings and Comprehensive Income.
(2) This AOCI component is included in the computation of net periodic pension benefit/(cost) (see Note 11, Pension Plans, for further details).

(14) Supplemental Financial Statement Information

The components of Other items, net are as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Other items, net
Interest income	$(1.1)	$(0.2)	$(4.3)	$(2.0)
Foreign currency exchange loss/(gain)	1.2	2.0	4.3	(1.4)
Pension cost other than service costs and settlement loss	0.1	—	0.8	—
Settlement loss on U.K. pension plan termination	0.2	—	26.3	—
Other	(0.2)	0.1	(0.2)	0.1
Total Other items, net	$0.2	$1.9	$26.9	$(3.3)

The components of certain balance sheet accounts are as follows:

	June 30, 2026	September 30, 2025
Inventories
Raw materials and supplies	$132.0	$123.5
Work in process	255.0	227.8
Finished products	360.8	429.9
Total inventories	$747.8	$781.2

ENERGIZER HOLDINGS, INC.
NOTES TO CONSOLIDATED (CONDENSED) FINANCIAL STATEMENTS
(In millions - Unaudited)

Other Current Assets	June 30, 2026	September 30, 2025
Miscellaneous receivables	$35.0	$25.2
Production credit receivables	83.8	78.2
Prepaid expenses	124.7	101.7
Value added tax collectible from customers	31.7	32.1
Other	36.5	20.3
Total other current assets	$311.7	$257.5
Property, Plant and Equipment
Land	$12.5	$12.7
Buildings	129.6	131.6
Machinery and equipment	860.1	840.6
Construction in progress	25.8	44.6
Finance Leases	57.1	57.9
Total gross property	1,085.1	1,087.4
Accumulated depreciation	(700.5)	(684.4)
Total property, plant and equipment, net	$384.6	$403.0

Other Current Liabilities
Accrued advertising, sales promotion and allowances	$22.5	$16.7
Accrued trade allowances	67.2	76.1
Accrued freight and warehousing	32.9	41.6
Accrued salaries, vacations and incentive compensation	50.4	62.8
Accrued interest expense	18.0	16.3
Restructuring and related cost reserve	11.1	8.7
Income taxes payable	20.6	24.9
Other	92.0	105.7
Total other current liabilities	$314.7	$352.8

Other Liabilities
Pensions and other retirement benefits	$44.0	$48.3
Deferred compensation	17.1	17.9
Other non-current liabilities	40.3	26.8
Total other liabilities	$101.4	$93.0

Tariff refund - On February 20, 2026, the Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized and therefore deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund the IEEPA tariffs that were collected. As a result of these court rulings establishing the Company's legal right to a refund of the IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $64. For the three and nine months ended June 30, 2026, the Company recorded a $16.5 and $64.1 benefit in Cost of goods sold on the Consolidated (Condensed) Statements of Earnings and Comprehensive income, respectively. As of June 30, 2026, the Company has begun filing for the refund. Subsequent to the quarter end, the Company has received approximately $11.0 of the refund, which was recorded in Other current assets as of June 30, 2026. The remaining refund balance is included in Other assets on the Consolidated (condensed) Balance Sheet.

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

Other obligations - In the ordinary course of business, the Company also enters into supply and service contracts. These contracts can include either volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations. At June 30, 2026, the Company had approximately $41.1 of purchase obligations under these contracts.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those discussed herein and detailed from time to time in our other publicly filed documents, including those described under the heading “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on November 18, 2025, Part II, Item 1A, "Risk Factors," and our subsequent filings with the SEC.

Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the U.S. ("GAAP"). However, management believes that certain non-GAAP financial measures provide users with additional meaningful comparisons to the corresponding historical or future period, and are used for management incentive compensation. These non-GAAP financial measures exclude items that are not reflective of the Company's on-going operating performance, such as restructuring and related costs, network transition costs, FY23 & FY24 production credits, acquisition and integration costs, a litigation matter, the loss on extinguishment/modification of debt and the non-cash settlement loss on the U.K. pension plan termination. In addition, these measures help investors to analyze year-over-year comparability when excluding currency fluctuations as well as other Company initiatives that are not on-going. We believe these non-GAAP financial measures are an enhancement to assist investors in understanding our business and in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures. In addition, these non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in methods and in the items being adjusted.

We provide the following non-GAAP measures and calculations, as well as the corresponding reconciliation to the closest GAAP measure:

Segment Profit. This amount represents the operations of our two reportable segments including allocations for shared support functions. General corporate and other expenses, Intangible amortization expense, Interest expense, Loss on extinguishment/modification of debt, Other items, net, restructuring and related costs, network transition costs FY23 & FY24 production credits, the charges related to acquisition and integration costs and a litigation matter have all been excluded from segment profit.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Common Share (EPS). These measures exclude the impact of the costs related to restructuring activities, network transition costs, FY23 & FY24 production credits, acquisition and integration, a litigation matter, the Loss on extinguishment/modification of debt and the settlement loss on the U.K. pension plan termination.

Non-GAAP Tax Rate. This is the tax rate when excluding the pre-tax impact of restructuring activities, network transition activities, FY23 & FY24 production credits, acquisition and integration, a litigation matter, the loss on extinguishment/modification of debt and the settlement loss on the U.K. pension plan termination, as well as the related tax impact for these items, calculated utilizing the statutory rate for the jurisdictions where the impact was incurred.

Organic. This is the non-GAAP financial measurement of the change in Net sales or Segment profit that excludes or otherwise adjusts for the Acquisition impact, the Change in Highly inflationary markets and impact of currency from the changes in foreign currency exchange rates as defined below:

Acquisition Impact. The Company completed the APS acquisition on May 2, 2025. These adjustments include the impact of the operations associated with the acquired branded battery business, as well as exiting the branded license. The Company sold batteries under an acquired brand license from the acquisition date through December 31, 2025, and then transitioned from the branded businesses to legacy brands. This does not include the impact of acquisition and integration costs associated with this acquisition.
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
Adjusted Comparisons. Detail for Adjusted Gross margin, Adjusted SG&A as a percent of sales and Adjusted Other items, net are also supplemental non-GAAP measures. These measures exclude the impact of costs related to restructuring activities, network transition activities, FY23 & FY24 production credits, acquisition and integration, a litigation matter and the settlement loss on the U.K. pension plan termination.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA by the executive branch were unauthorized and therefore invalid. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties. On April 20, 2026, the CBP opened a portal for the refund process to begin for certain importers, although no timeline has yet been established for when the refunds will be paid. As a result of these court rulings establishing the Company's legal right to a refund of the IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $64. For the three and nine months ended June 30, 2026, the Company recorded a $16.5 and $64.1 benefit, respectively, in Cost of goods sold on the Consolidated (Condensed) Statements of Earnings and Comprehensive income. The Company has begun submitting claims for its anticipated refund, and received approximately $11.0 of refunds subsequent to quarter end. However, the refund timeline for the remainder of the refund is still unclear and subject to changes in trade policy. Refer to Part I, item 1A. "Risk Factors" in our Form 10-K filed on November 18, 2025 for a full discussion of the risks associated with the global tariff environment.

Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. Upon expiration of the Section 122 tariffs and at the conclusion of an investigation under Section 301 of the Trade Act of 1974, the Administration implemented tariffs of either 10% or 12.5% on over sixty trading partners. We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation strategies to offset the financial and operational impact of tariffs, as well as the associated timing to implement such strategies.

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

Following the final regulations on Section 45X that became effective in December 2024, the Company began reviewing the potential applicability to our batteries and various components produced in the United States for application of the production credits. The Company achieved reasonable assurance over our ability to claim the production credits during the third quarter of fiscal 2025 and recognized a credit of $15.1 and $36.5 during the quarter and nine months ended June 30, 2026, respectively. The credit recognized in the three and nine months ended June 30, 2025 included an estimated $33.9 for the credit related to fiscal 2025 production and an additional $78.5 retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023.

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

Acquisitions

On May 2, 2025, the Company acquired all of the shares of APS. The acquisition provides the Company with additional production capacity in Europe as well as an expanded customer base. The Company sold batteries under an acquired brand license from the acquisition date through December 31, 2025, and then transitioned from the branded businesses to legacy brands. The expiration of the acquired brand license resulted in a decline of net sales under the licensed brands of $17.2 in the three months ended June 30, 2026, while the net impact of the acquisition was an increase in Net sales of $49.5 during the nine months ended June 30, 2026. The acquisition included $5.1 and $1.9 of Segment loss for the Batteries and Lights segment during the three and nine months ended June 30, 2026, respectively.

The Company recorded $0.3 and $2.4 in SG&A of legal fees and other costs associated with this acquisition during the quarter and nine months ended June 30, 2026, respectively. The Company recorded $1.3 and $4.8 in SG&A of legal fees and other costs associated with the acquisition during the quarter and nine months ended June 30, 2025, respectively. Included in the prior year quarter and nine months was expense for a purchase price earnout adjustment associated with the Centralsul Acquisition of $0.3 and $1.1, respectively.

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

As of September 30, 2025, the Company successfully realized approximately $206 of savings from Project Momentum during the first three years of the program. The savings were primarily within COGS and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. In the quarter and nine months ended June 30, 2025, the total Project Momentum restructuring and related pre-tax costs were $8.0 and $45.9, respectively. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, consulting costs, IT enablement, a non-cash impairment of capitalized software, decommissioning, relocation, and other exit related costs. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

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

The total estimated restructuring and related pre-tax costs associated with the fourth year of the program is now expected to be between $65.0 and $75.0 with additional restructuring related costs of $15.0 to $20.0 related to U.S. manufacturing efficiency initiatives and capital expenditures of $25.0 to $35.0. The increase in projected costs are primarily related to non-cash write-offs of fixed assets and costs related to an expansion of SG&A cost reduction initiatives. The estimated savings expected to be achieved through the fourth year of the program are $20.0 to $25.0, along with tariff mitigation and cost avoidance of $10.0 to $15.0. Since the plan was initially set, tariff rates have been slightly reduced resulting in a lower tariff mitigation impact from the program, with no material impact to the Company's overall run rate. Costs and savings are expected to be fully realized by September 30, 2026. Through June 30, 2026, the Company has realized approximately $15 of savings and $8 of cost avoidance.

During the quarter and nine months ended June 30, 2026, the Company incurred $14.4 and $76.8, respectively, of pre-tax restructuring and related costs associated with the initiatives. The expenses primarily consisted of severance and other benefit related costs, accelerated depreciation, asset write-offs, decommissioning and other exit related costs as well as restructuring related costs to optimize the Company's cost structure and operating efficiency in the U.S. as we exit less productive lines while still expanding our U.S. manufacturing production. These costs were reflected within Cost of products sold and SG&A on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income. Refer to Note 4 Restructuring for further details.

Although the Company's restructuring costs are recorded outside of segment profit, if allocated to our reportable segments, the pre-tax restructuring and related costs for the quarter and nine months ended June 30, 2026 would be incurred within the Batteries & Lights segment in the amount of $12.8 and $73.7, respectively, and the Auto Care segment in the amount of $1.6 and $3.1, respectively. For the quarter and nine months ended June 30, 2025, the pre-tax restructuring and related costs would have been incurred within the Batteries & Lights segment in the amount of $7.1 and $41.5, respectively, and the Auto Care segment in the amount of $0.9 and $4.4, respectively.

Highlights / Operating Results

Financial Results (in millions, except per share data)

Energizer reported third fiscal quarter Net earnings of $39.9, or $0.58 per common share, compared to Net earnings of $153.5, or $2.13 per common share, in the prior year third fiscal quarter. Adjusted Diluted net earnings per common share was $0.75 for the third fiscal quarter as compared to $1.13 in the prior year quarter.

For the nine months ended June 30, 2026, the Company reported Net earnings of $46.6, or $0.67 per common share, compared to Net earnings of $204.1, or $2.80 per common share, in the prior year period. Adjusted Diluted net earnings per common share was $1.99 for the nine months ended June 30, 2026 as compared to $2.47 in the prior year period.
Net earnings and Diluted net earnings per common share for the time periods presented were impacted by certain items related to restructuring and related costs, network transition costs, FY23 & FY24 production credits, acquisition and integration costs, a litigation matter, the Loss on extinguishment/modification of debt and the non-cash Settlement loss on the U.K pension plan termination as described in the tables below. The impact of these items is provided below as a reconciliation of Net earnings and Diluted net earnings per common share to Adjusted Net earnings and Adjusted Diluted net earnings per common share, which are non-GAAP measures. See disclosure on Non-GAAP Financial Measures above.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$39.9	$153.5	$46.6	$204.1
Pre-tax adjustments
Restructuring and related costs (1)	14.4	8.0	76.8	45.9
Network transition costs (2)	—	0.9	—	17.6
Acquisition and integration (3)	0.3	1.3	2.4	4.8
FY23 & FY24 production credits (4)	—	(78.5)	—	(78.5)
Litigation matter (5)	—	(1.7)	—	(1.7)
Loss on extinguishment/modification of debt	—	—	0.9	5.3
Settlement loss on U. K. pension plan termination (6)	0.2	—	26.3	—
Total adjustments, pre-tax	$14.9	$(70.0)	$106.4	$(6.6)
Total adjustments, after tax (7)	$11.7	$(72.0)	$91.4	$(23.8)
Adjusted Net earnings (7)	$51.6	$81.5	$138.0	$180.3

Diluted net earnings per common share	$0.58	$2.13	$0.67	$2.80
Adjustments (per common share)
Restructuring and related costs	0.17	0.08	0.90	0.48
Network transition costs	—	0.01	—	0.19
Acquisition and integration	—	0.01	0.03	0.05
FY23 & FY24 production credits	—	(1.08)	—	(1.08)
Litigation matter	—	(0.02)	—	(0.02)
Loss on extinguishment/modification of debt	—	—	0.01	0.05
Settlement loss on U. K. pension plan termination	—	—	0.38	—
Adjusted Diluted net earnings per diluted common share	$0.75	$1.13	$1.99	$2.47
Weighted average shares of common stock - Diluted	69.2	72.1	69.2	72.9
Currency, excluding highly inflationary markets, favorably impacted the quarter ended June 30, 2026 by $2.0 in Earnings before income taxes, or $0.02 per share, compared to the prior year quarter.
Currency, excluding highly inflationary markets, favorably impacted the nine months ended June 30, 2026 by $10.4 in Earnings before income taxes, or $0.12 per share, compared to the nine months ended June 30, 2025.

(1) Restructuring and related costs were incurred as follows:

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of products sold - Restructuring	$3.7	$2.9	$35.0	$21.0
Cost of products sold - U.S. operating efficiency project	3.8	—	14.9	—
SG&A - Restructuring costs	6.9	3.4	26.9	12.0
SG&A - IT Enablement	—	1.7	—	13.2
Other items, net	—	—	—	(0.3)
Total Restructuring and related costs	$14.4	$8.0	$76.8	$45.9
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
(4) This represents the production credits retroactive to the start of the credit period and prior to fiscal 2025. These credits were recorded in Cost of products sold on the Consolidated (Condensed) Statement of Earnings.
(5) Litigation matter relates to an accrual adjustment recorded in SG&A on the Consolidated (Condensed) Statement of Earnings.

(6) During the nine months ended June 30, 2026, the Company terminated the U.K. pension plan and recorded a non-cash settlement loss on the termination of the plan within Other items, Net.
(7) The effective tax rate for the Adjusted Net earnings and Adjusted Diluted EPS for the quarters ended June 30, 2026 and 2025 was 20.2% and 13.5%, respectively, and for the nine months ended June 30, 2026 and 2025 was 20.3% and 19.5%, respectively, as calculated utilizing the statutory rate for the jurisdictions where the costs were incurred.
Highlights

Total Net sales	For the Quarter Ended June 30, 2026		For the Nine Months Ended June 30, 2026
	$ Change	% Chg	$ Change	% Chg
Net sales - prior year	$725.3		$2,119.9
Organic	19.7	2.7%	(48.1)	(2.3)%
Acquisition impact	(17.2)	(2.4)%	49.5	2.3%
Change in highly inflationary markets	(0.9)	(0.1)%	(1.9)	(0.1)%
Impact of currency	7.2	1.0%	36.9	1.8%
Net Sales - current year	$734.1	1.2%	$2,156.3	1.7%
See non-GAAP measure disclosures above.
Net sales were $734.1 for the third fiscal quarter of 2026, an improvement of $8.8 as compared to the prior year quarter. Organic Net sales increased 2.7%, primarily driven by the following items:

•Global distribution gains and new product development in Batteries & Lights drove volume increases of 1.9%; and

•Auto care, primarily driven by higher refrigerant distribution in North America, contributed volume growth of 2.2%.

•Partially offsetting the volume improvement were pricing declines of 1.4% driven by increased promotional investment in the Batteries & Lights segment.

Acquisition impact decreased net sales 2.4% for the quarter. The Company completed the Advanced Power Solutions (APS) acquisition on May 2, 2025 and sold batteries under an acquired brand license from the acquisition date through December 31, 2025. The expiration of the acquired license resulted in a decline of net sales under the licensed brands of $17.2 with ongoing revenue generated from the transition to legacy brands reported as a component of organic revenue.

Net sales were $2,156.3 for the nine months ended June 30, 2026, an increase of $36.4 as compared to the prior year period.
Organic Net sales declined 2.3%, driven by the following items:

•     Volumes declined 2.1% due to softer consumer demand in the U.S. across both segments and higher storm activity in the prior year. These declines were partially offset by new distribution, product development and growth in e-commerce; and

•Increased promotional investment resulted in pricing declines of 0.2%.

Acquisition impact increased net sales 2.3% for the nine months ended June 30, 2026. The net impact of the sales under the branded licenses earlier in the year and the decrease in branded sales after the expiration of the license resulted in an increase in Net sales of $49.5 during the nine months ended June 30, 2026.

Gross margin percentage on a reported basis for the third fiscal quarter of 2026 was 38.2%, compared to 55.1% in the prior year. During the third quarter of fiscal 2025, the Company obtained reasonable assurance on the qualification of certain battery cell and manufacturing component production for advanced manufacturing production credits. As a result, the Company recognized $112.4 in production credits. The amount related to FY25 production is an estimated $33.9 and an additional estimated $78.5 was recorded for production retroactive to the effective date of January 1, 2023.

For the quarter ended June 30, 2026, excluding FY23 & FY24 production credits of $78.5 recorded in the prior year, restructuring and related costs in the current and prior year of $7.5 and $2.9, respectively, and prior year network transition costs of $0.9, Adjusted Gross margin was 39.2% compared to 44.8% in the prior year.

Gross margin percentage on a reported basis for the nine months ended June 30, 2026 was 36.9%, compared to 43.8%
in the prior year. Excluding FY23 & FY24 production credits of $78.5 recorded in the prior year, restructuring and related costs in the current and prior year of $49.9 and $21.0, respectively, and prior year network transition costs of $17.6, Adjusted Gross margin was 39.2% compared to 41.9% in the prior year.

	For the Quarter Ended June 30, 2026	For the Nine Months Ended June 30, 2026
Gross margin - FY25 Reported	55.1%	43.8%
Prior year impact of restructuring and related costs, network transition costs and FY23 & FY24 production credits	(10.3)%	(1.9)%
Gross margin - FY25 Adjusted	44.8%	41.9%
Production credit impact for Q1 and Q2 FY25 recorded in Q3 FY25	(3.6)%	—%
Product mix	(1.4)%	(1.6)%
Pricing	(0.8)%	(0.1)%
Product cost impacts	—%	(0.9)%
Net tariff impact - inclusive of refund benefit	(0.3)%	0.4%
All other, including currency impacts	0.5%	(0.5)%
	39.2%	39.2%
Current year impact of restructuring and related costs	(1.0)%	(2.3)%
Gross margin - FY26 Reported	38.2%	36.9%

The third quarter prior year Adjusted Gross margin included the first three quarters of FY25 production credit of $33.9, which included $7.2 for the third quarter FY25 production and an additional $26.7 of production credit from prior quarters production. The current year adjusted gross margin was further impacted by unfavorable product mix and increased promotional investment in the quarter compared to the prior year.

Adjusted Gross margin decline for the nine months ended June 30, 2026 was driven by unfavorable product mix and increased input costs from production inefficiencies associated with rebalancing our network. These declines were partially offset by a benefit of $64.1 from the anticipated refund related to tariffs previously enacted under the IEEPA.

SG&A was $129.3 in the third fiscal quarter of 2026, or 17.6% of Net sales, as compared to $128.3, or 17.7% of Net sales, in the prior year period. Included in SG&A during the third fiscal quarter of 2026 and 2025 were acquisition and integration costs of $0.3 and $1.3, respectively, and restructuring and related costs of $6.9 and $5.1, respectively, and a prior year credit related to litigation matters of $1.7. Excluding these items, adjusted SG&A was $122.1, or 16.6% of Net sales in the third fiscal quarter of 2026, as compared to $123.6, or 17.0% of Net sales in the prior year period. The year-over-year dollar decrease was primarily driven by Project Momentum savings of approximately $8 and lower stock compensation expense in the current quarter. The decrease was partially offset by increased legal fees.
SG&A was $411.7 in the nine months ended June 30, 2026, or 19.1% of Net sales, as compared to $395.6, or 18.7% of Net sales, in the prior year period. Included in SG&A during the nine months ended June 30, 2026 and 2025 were acquisition and integration costs of $2.4 and $4.8, respectively, and restructuring and related costs of $26.9 and $25.2, respectively, and a prior year credit related to litigation matters of $1.7. Excluding these items, adjusted SG&A was $382.4, or 17.7% of Net sales in the nine months ended June 30, 2026, as compared $367.3, or 17.3% of Net sales in the prior year period. The year-over-year dollar increase was primarily driven by increased SG&A from the APS business of $9.8, investment in digital transformation and growth initiatives, as well as increased legal fees and recycling fees. The increase was partially offset by Project Momentum savings of approximately $14 in the current year period.
Advertising and sales promotion expense (A&P) was $41.7, or 5.7% of net sales, in the third fiscal quarter of 2026, as compared to $43.4, or 6.0% of Net sales, in the third fiscal quarter of 2025. A&P was $109.9, or 5.1% of Net sales, in the nine months ended June 30, 2026 as compared to $117.6, or 5.5%, in the prior year.
Research and development expense was $7.4, or 1.0% of Net sales, for the quarter ended June 30, 2026, as compared to $8.2, or 1.1% of Net sales, in the prior year comparative period. R&D was $22.8, or 1.1% of Net sales, for the nine months ended June 30, 2026, as compared to $24.3, or 1.1% of Net sales, in the prior year comparative period.
Interest expense was $39.7 for the third fiscal quarter of 2026, compared to $39.0 for the prior year comparative period. For the nine months ended June 30, 2026 interest expense was $118.1 as compared to $114.0 for the prior year comparative period. The increase in interest expense was due to a higher average debt balance in the current year.
Loss on extinguishment/modification of debt was $0.9 and $5.3 for the nine months ended June 30, 2026 and 2025, respectively. The 2026 loss is related to the Company's early payment of $90.0 on the term loan earlier in the fiscal year.

During March 2025, the Company refinanced and extended the maturity of both its $760 Term Loan and $500 Revolving Credit Facility resulting in the majority of the loss on extinguishment/modification in fiscal 2025.
Other items, net was expense of $0.2 and $1.9 for the third fiscal quarters of 2026 and 2025, respectively. Other items, net was an expense of $26.9 and a benefit of $3.3 for the nine months ended June 30, 2026 and 2025, respectively.

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
Other items, net	2026	2025	2026	2025
Interest income	$(1.1)	$(0.2)	$(4.3)	$(2.0)
Foreign currency exchange loss/(gain)	1.2	2.0	4.3	(1.4)
Pension cost other than service costs and settlement loss	0.1	—	0.8	—
Settlement loss on UK Pension plan termination	0.2	—	26.3	—
Other	(0.2)	0.1	(0.2)	0.1
Total Other items, net	$0.2	$1.9	$26.9	$(3.3)
The effective tax rate on a year to date basis was expense of 30.1% as compared to 11.5% in the prior year. Excluding the impact of restructuring and related costs, network transition costs, FY23 & FY24 production credits, acquisition and integration costs, a litigation matter, the Loss on extinguishment/modification in debt and the non-cash settlement loss on the termination of the U.K. pension plan, the year to date adjusted effective tax rate was 20.3% as compared to 19.5% in the prior year. The lower effective rate is due to the mix of earnings in each period.

Segment Results

Operations for Energizer are managed via two product segments: Batteries & Lights and Auto Care. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses (including share-based compensation costs), amortization of intangibles, acquisition and integration activities, restructuring and related costs, network transition costs, FY23 & FY24 production credits, a litigation matter and other items determined to be corporate in nature. Financial items, such as interest income and expense and the loss on extinguishment/modification of debt, and other items, net, are managed on a global basis at the corporate level. The exclusion of these costs from segment results reflects management’s view on how it evaluates segment performance.

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

Segment Net Sales	Quarter Ended June 30, 2026		Nine Months Ended June 30, 2026
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Net sales - prior year	$535.1		$1,655.5
Organic	1.6	0.3%	(51.5)	(3.1)%
Acquisition impact	(17.2)	(3.2)%	49.5	3.0%
Change in highly inflationary markets	(0.9)	(0.2)%	(1.7)	(0.1)%
Impact of currency	5.6	1.1%	30.8	1.8%
Net sales - current year	$524.2	(2.0)%	$1,682.6	1.6%

Auto Care
Net sales - prior year	$190.2		$464.4
Organic	18.1	9.5%	3.4	0.7%
Change in highly inflationary markets	—	—%	(0.2)	—%
Impact of currency	1.6	0.9%	6.1	1.3%
Net sales - current year	$209.9	10.4%	$473.7	2.0%

Total Net Sales
Net sales - prior year	$725.3		$2,119.9
Organic	19.7	2.7%	(48.1)	(2.3)%
Acquisition impact	(17.2)	(2.4)%	49.5	2.3%
Change in highly inflationary markets	(0.9)	(0.1)%	(1.9)	(0.1)%
Impact of currency	7.2	1.0%	36.9	1.8%
Net sales - current year	$734.1	1.2%	$2,156.3	1.7%

Results for the Quarter Ended June 30, 2026

Batteries & Lights reported Net Sales decreased 2.0% as compared to the prior year period driven mostly by the negative acquisition impact of the brand licenses expiring of $17.2, or 3.2%. Organic net sales increased $1.6, or 0.3%, for the third fiscal quarter due to increased volumes from distribution gains from the integration of the APS business to legacy brands as well as new product development (approximately 2.5%). Incremental promotional investment partially offset the volume increase (approximately 2.2%).

Auto Care reported Net Sales increased 10.4% as compared to the prior year period, driven by an organic net sales improvement of $18.1, or 9.5%. The improvement was driven by increased volumes from distribution gains, especially in the refrigerant segment, and new product development (approximately 8.4%). Pricing increases also drove an increase of approximately 1.1%.

Results for the nine months ended June 30, 2026

Batteries & Lights reported Net sales increased 1.6% as compared to the prior year period driven by the APS acquisition impact of $49.5, or 3.0%. The acquisition impact was offset by the organic Net sales decline of $51.5, or 3.1%, compared to the prior year. The organic decline was driven by decreased volumes due to softer consumer demand in the U.S. and higher storm activity in the prior year, partially offset by growth in e-commerce.

Auto Care reported a Net sales increased 2.0% as compared to the prior year period. Organic Net sales improved $3.4, or 0.7%, due to volume improvement from distribution gains and new product development.

Segment Profit	Quarter Ended June 30, 2026		Nine Months Ended June 30, 2026
	$ Change	% Chg	$ Change	% Chg
Batteries & Lights
Segment profit - prior year	$158.8		$390.4
Organic	(25.6)	(16.1)%	(26.9)	(6.9)%
Acquisition impact	(5.1)	(3.2)%	(1.9)	(0.5)%
Change in highly inflationary markets	(1.5)	(0.9)%	(1.6)	(0.4)%
Impact of currency	1.3	0.7%	7.3	1.9%
Segment profit - current year	$127.9	(19.5)%	$367.3	(5.9)%

Auto Care
Segment profit - prior year	24.1		79.8
Organic	(4.4)	(18.3)%	(24.6)	(30.8)%
Change in highly inflationary markets	—	—%	(0.1)	(0.1)%
Impact of currency	1.0	4.2%	3.3	4.1%
Segment profit - current year	$20.7	(14.1)%	$58.4	(26.8)%

Total Segment Profit
Segment profit - prior year	182.9		470.2
Organic	(30.0)	(16.4)%	(51.5)	(11.0)%
Acquisition impact	(5.1)	(2.8)%	(1.9)	(0.4)%
Change in highly inflationary markets	(1.5)	(0.8)%	(1.7)	(0.4)%
Impact of currency	2.3	1.2%	10.6	2.3%
Segment profit - current year	$148.6	(18.8)%	$425.7	(9.5)%

Refer to Note 5, Segments, in the Consolidated (Condensed) Financial Statements for a reconciliation from Segment profit to Earnings before income taxes.

Results for the Quarter Ended June 30, 2026

Global reported segment profit decreased 18.8% as compared to the prior year. Organic profit declined $30.0, or 16.4%, driven by the decline in gross margin primarily from the out of period production credits recorded in the prior year as well as the unfavorable product mix and increased promotional investments that negatively impacted gross margin. The gross margin impact was partially offset by a decline in SG&A, A&P and R&D investment year-over-year, as well as the increase in organic Net sales discussed above.

Batteries & Lights reported segment profit decreased by 19.5% as compared to the prior year. Organic segment profit declined by $25.6, or 16.1%, driven by the decline in gross margin primarily from the out of period production credits recorded in the prior year, as well as unfavorable product mix and increased promotional investments that negatively impacted gross margin. This was partially offset by the decline in SG&A and R&D investment, as well as the increase in organic Net sales discussed above.

Auto Care reported segment profit decreased by 14.1% as compared to the prior year. Organic segment profit declined $4.4, or 18.3%, driven by a decline in gross margin due to the lower margin profile of the refrigerant business as well as increased SG&A spend year-over-year. This was partially offset by the improvement in organic Net sales discussed above and decreased A&P spending in the current year.

Results for the nine months ended June 30, 2026

Global reported segment profit decreased 9.5% as compared to the prior year. Organic profit decreased $51.5, or 11.0%. The organic decrease was driven by lower organic Net sales discussed above, higher input costs and unfavorable product mix. This was partially offset by the lower investments in A&P over the prior year.
Batteries & Lights reported segment profit decreased 5.9% as compared to the prior year. Organic segment profit decreased by $26.9, or 6.9%, due to the decline in organic Net sales discussed above, higher input costs and unfavorable product mix. This was partially offset by lower SG&A and A&P spending over prior year.

Auto Care reported segment profit decreased by 26.8% as compared to the prior year. Organic segment profit decreased by $24.6, or 30.8%, driven by unfavorable product mix and the increase in input costs. This was partially offset by the increase in organic Net sales discussed above and a decline in A&P spending over the prior year.

General Corporate	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
General corporate and other expenses	$31.7	$33.1	$94.9	$91.0
% of Net Sales	4.3%	4.6%	4.4%	4.3%

For the quarter ended June 30, 2026, general corporate and other expenses were $31.7, a decrease of $1.4 as compared to the prior year comparative period. This decrease was primarily driven by decreased stock compensation expense, partially offset by increased legal fees in the current year.

For the nine months ended June 30, 2026, General corporate and other expenses were $94.9, an increase of $3.9 as compared to the prior year comparative period. The increase was primarily driven by increased stock compensation and legal fees in the current year.

Liquidity and Capital Resources

Energizer’s primary future cash needs will be centered on operating activities, working capital, strategic investments and debt reductions. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our financial condition and prospects, (ii) for debt, our credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2025 filed with the Securities and Exchange Commission on November 18, 2025, and our subsequent filings with the SEC, for additional information.

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from existing liquid funds. At June 30, 2026, Energizer had $173.4 of cash and cash equivalents, approximately 93% of which was held outside of the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

The Company has a Senior Secured Term Loan (Term Loan) of $761.4 due in 2032 and a $500 Revolving Credit Facility (Revolving Facility) due in 2030. Borrowings under the Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance, or $2.2. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, adjusted SOFR or the Base Rate (as defined in the Credit Agreement) then in effect plus the applicable margin. The Term Loan bears interest at a rate per annum equal to SOFR plus the applicable margin. During the quarter and nine months ended June 30, 2026, the Company paid down $2.2 and $96.5 of borrowings on the Term Loan, respectively.

As of June 30, 2026, the Company had $30.0 of outstanding borrowings under the Revolving Facility and $7.6 of outstanding letters of credit. Taking into account outstanding letters of credit, $462.4 remained available under the Revolving Facility as of June 30, 2026. The Company is in compliance with the provisions and covenants associated with its debt agreements, and expects to remain in compliance throughout the next twelve months.

Operating Activities

Cash flow from operating activities was $156.0 in the nine months ended June 30, 2026, as compared to $85.6 in the prior year period. This change in cash flows of $70.4 was primarily driven by working capital changes, year-over-year, of approximately $131, partially offset by the higher earnings in the prior year. The working capital change was primarily a result of a decrease in year-over-year inventory of approximately $196 as the Company has worked through much of the plastic free packaging transition build up and is working to get inventory to more normalized levels after the transition and tariff mitigation initiatives. The change was further driven by increases of $34 due to change in accounts payable and timing of payments year-over-year. This was offset by a decrease from working capital of approximately $95 due to collections of accounts receivable in the current year compared to the prior year.

Investing Activities

Net cash used by investing activities was $51.0 and $81.9 for the nine months ended June 30, 2026 and 2025, respectively, and consisted of the following:

•     Capital expenditures of $52.1 and $69.1 in the nine months ended June 30, 2026 and 2025, respectively;

•     Proceeds from sale of assets were $1.1 during the nine months ended June 30, 2026 related to the selling of a facility in the
United States;

•     Acquisitions, net of cash acquired, was an outflow of $12.8 in the prior year primarily related to the APS NV purchase.

Total investing cash outflows of approximately $60 to $70 are anticipated in fiscal 2026 for capital expenditures. This includes normal capital replacement, product development and cost reduction investments, as well as approximately $25 to $35 of investment from Project Momentum Tariff and Operational Efficiency initiatives.

Financing Activities

Net cash used by financing activities was $167.5 for the nine months ended June 30, 2026 as compared to $49.8 in the prior fiscal year period. For the nine months ended June 30, 2026, cash used by financing activities consists of the following:

•Payments of debt with maturities greater than 90 days of $97.5, primarily related to the Term Loan payments;

•Net increase in debt with original maturities of 90 days or less of $15.5 primarily related to borrowings under our Revolving Facility;

•Debt issuance costs from the Senior Note offering which was finalized in the fourth fiscal quarter of 2025 of $1.5;

•Common stock repurchases of $5.4 including $0.9 of excise taxes paid (see below);

•Combined payments of the acquisition earning out and indemnification hold back related to the Centralsul acquisition of $6.0;

•Dividends paid on common stock of $64.5 (see below); and

•Taxes paid for withheld share-based payments of $8.1.

For the nine months ended June 30, 2025, cash used by financing activities consisted of the following:

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

•Common stock repurchases of $62.6 at an average price of $22.40 per share;

•Dividends paid on common stock of $66.6; and

•Taxes paid for withheld share-based payments of $7.7.

Dividends and Share Repurchases

On November 10, 2025, the Board of Directors declared a cash dividend for the first quarter of fiscal 2026 of $0.30 per share of common stock, payable on December 10, 2025. On January 30, 2026, the Board of Directors declared a cash dividend for the second quarter of fiscal 2026 of $0.30 per share of common stock, payable on March 11, 2026. On April 27, 2026, the Board of Directors declared a cash dividend for the third quarter of fiscal 2026 of $0.30 per share of common stock, payable on June 10, 2026. Subsequent to quarter end, on July 27, 2026, the Board of Directors declared a cash dividend for the fourth quarter of fiscal 2026 of $0.30 per share of common stock, payable on September 9, 2026 to all shareholders of record on August 19, 2026.

In November 2024, the Company's Board of Directors put in place an authorization for the Company to acquire up to 7.5 million shares of its common stock, which replaced the Company's prior authorization. During the nine months ended June 30, 2026, the Company repurchased approximately 245,000 shares for $4.5, at an average price of $18.26 per share, under this authorization. The Company also paid excise taxes of $0.9 for previous repurchases made in fiscal 2025 during the quarter ended June 30, 2026. The Company had 3.3 million shares remaining under this authorization at June 30, 2026.

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
Other Matters

Environmental Matters & Legal Matters

Accrued environmental costs at June 30, 2026 were $9.4. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Contractual Obligations

The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's material future obligations include the contractual and purchase commitments described below:

The Company has a contractual commitment to repay its long-term debt of $3,278.6 based on the defined terms of our debt agreements. Within the next twelve months, the Company is obligated to pay $8.6 of this total debt. Our interest commitments based on the current debt balance and SOFR rate on drawn debt at June 30, 2026 is $638.6, with $142.8 expected within the next twelve months. The Company has entered into an interest rate swap agreement that fixed the variable benchmark component (SOFR) on $500.0 of variable rate debt. Refer to Note 9, Debt, for further details.

Additionally, Energizer has material future purchase commitments for goods and services which are legally binding and that specify all significant terms including price and/or quantity. Total future commitments for these obligations over the next 15 years is $41.1, of which $10.3 of such amount is due within the next twelve months. Refer to Note 15, Legal proceeding/contingencies and other obligations, for additional details.

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

Finally, Energizer has operating and financing leases for real estate, equipment, and other assets that include future minimum payments with initial terms of one year or more. Total future operating and finance lease payments at June 30, 2026 are $137.8 and $84.9, respectively. Within the next twelve months, operating and finance lease payments are expected to be $16.0 and $4.6, respectively.

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

The Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted payment of inventory purchases due to short term currency fluctuations. Energizer’s foreign affiliates, which have the largest exposure to U.S. dollar purchases, have the Euro, the British pound, the Canadian dollar and the Australian dollar as their local currencies. These foreign currencies represent a significant portion of Energizer's foreign currency exposure. At June 30, 2026 and September 30, 2025, Energizer had an unrealized pre-tax gain of $0.8 and an unrealized pre-tax loss of $3.9, respectively, on these forward currency contracts accounted for as cash flow hedges, included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2026 levels over the next twelve months, $0.7 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2026 is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2027.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a loss of $1.7 and a gain of $11.3 for the quarters ended June 30, 2026 and 2025, respectively, and a loss of $3.8 and a gain of $6.4 for the nine months ended June 30, 2026 and 2025, respectively. These gains and losses were recorded in Other items, net on the Consolidated (Condensed) Statements of Earnings and Comprehensive Income.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company uses hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities.

The Company has entered into hedging contracts on future zinc purchases to reduce exposure to variability in cash flows associated with price volatility. The contracts are determined to be cash flow hedges and qualify for hedge accounting. The contract maturity for these hedges extend into fiscal 2027. There were 15 open contracts at June 30, 2026, with a total notional value of approximately $24. The Company had unrealized pre-tax gain of $3.4 and $1.5 on these hedges as of June 30, 2026 and September 30, 2025, respectively, and were included in Accumulated other comprehensive loss on the Consolidated (Condensed) Balance Sheet.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2026, Energizer had variable rate debt outstanding of $791.9 under the Term Loan, Revolving Facility and international borrowings.

The Company has an interest rate swap that fixes the variable benchmark component (SOFR) at an interest rate of 1.042% on variable rate debt of $500.0. The notional value of the swap will decrease by $100.0 each year on December 22nd, until its termination date on December 22, 2027. The notional value of the swap was $500.0 at June 30, 2026.

At June 30, 2026 and September 30, 2025, Energizer recorded a unrealized pre-tax gain of $19.4 and $25.3 on the interest rate swap, respectively. For the quarter ended June 30, 2026, our weighted average interest rate on variable rate debt, inclusive of the interest rate swap, was 3.94%.

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

Effective October 1, 2024, the financial statements for our Egypt subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Egypt economy exceeded the three year cumulative inflation rate of 100 percent as of September 30, 2024 and remains highly inflationary as of June 30, 2026.

Effective July 1, 2018, the financial statements for our Argentina subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy. The Argentina economy exceeded the three year cumulative inflation rate of 100 percent as of June 2018 and remains highly inflationary as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation performed, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

The Chief Executive Officer and Chief Financial Officer have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, and tariffs. Recently, the U.S. government imposed significant tariffs impacting a wide variety of goods across multiple countries and additional tariffs may be imposed in the future. On February 20, 2026, the U.S. Supreme Court invalidated tariffs previously imposed under the IEEPA. Following this ruling, the U.S. government initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties and on April 20, 2026, the CBP opened a portal for the refund process to begin for certain importers. The Company has begun the refund submission process and has received approximately $11.0 of refunds. However, the timeline for the remainder of the refund is still unclear and subject to changes in trade policy. The current administration may continue to impose additional tariffs under U.S. trade laws. The extent and duration of the tariffs, as well as any measures taken by other countries in response, and the resulting impact on general economic conditions on our business are uncertain and depend on various factors and could have a material adverse effect on our business, financial condition, results of operations and cash flow. There have been no other material changes to the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports purchases of equity securities during the third quarter of fiscal 2026 by Energizer and any affiliated purchasers pursuant to SEC rules.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	—	—	3,254,958
May 1 - May 31	—	—	—	3,254,958
June 1 - June 30	—	—	—	3,254,958
Total	—	—	—	3,254,958
(1) On November 18, 2024, the Company's Board of Directors approved an authorization for the repurchase of up to 7.5 million shares which replaced the previous authorization.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ John J. Drabik
John J. Drabik
Executive Vice President and Chief Financial Officer

Date:	August 4, 2026